Form 10-K
period 2019-12-31
Acreage Holdings, Inc.
filed 2020-05-29
CIK 1762359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to

Commission file number 000-56021

ACREAGE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada			98-1463868
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

366 Madison Avenue, 11th Floor	New York	New York	10017
(Address of Principal Executive Offices)			(Zip Code)
(646) 600-9181
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act: Class A Subordinate Voting Shares, no par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2019, based on the closing price of $16.41 for the Registrant’s Subordinate Voting Shares as reported by the Canadian Securities Exchange, was approximately $1.021 billion. Subordinate Voting Shares beneficially owned by each executive officer, director, and holder of more than 10% of our Subordinate Voting Shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 27, 2020, assuming conversion of Proportionate Voting Shares and Multiple Voting Shares to Subordinate Voting Shares, there were 99,137,484 Subordinate Voting Shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

TABLE OF CONTENTS
Acreage Holdings, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2019

Explanatory Note

Due to the outbreak of coronavirus disease 2019 (“COVID-19”), Acreage Holdings, Inc. (the “Company”, “we”, “our”, “us” or “Acreage”) previously filed a current report on Form 8-K to avail itself of an extension to file its Annual Report on Form 10-K for the period ended December 31, 2019 (this “Annual Report” or “Form 10-K”), originally due on March 30, 2020, relying on an order issued by the Securities and Exchange Commission (the “SEC”) on March 4, 2020 pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88318) (the “Order”), regarding exemptions granted to certain public companies from specified provisions of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the COVID-19 a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. Our operations are located in many states throughout the United States, including New York, one of the areas of the United States hardest-hit by the COVID-19 pandemic. The Company’s corporate headquarters are located in New York City.

As a result of COVID-19, the Company has been following the recommendations of local health authorities to minimize exposure risk for its employees for the past several months, including the temporary closures of its offices and having employees work remotely to the extent possible, which has adversely affected employee efficiency and disrupted the Company’s business operations. In particular, these changes have affected the collaboration of our financial reporting team and the accessibility of the Company’s books and records, resulting in delays in the review, preparation and completion of its financial statements for the 2019 fiscal year due to guidance from authorities for employees to follow work from home procedures. As such, the Company has relied upon the 45-day grace period provided by the Order to delay filing of its Annual Report. In addition, the Company filed a Notification of Late Filing on Form 12b-25 on May 13, 2020. We were unable to file this Annual Report on the extended May 14, 2020 due date because (i) ongoing business challenges took a significant amount of management’s time away from the preparation of the Form 10-K and delayed the preparation of the audited financial statements for the year ended December 31, 2019 and (ii) of the delays in preparation of its Annual Report on Form 10-K as a result of the effects of COVID-19.

Cautionary Statement Regarding Forward Looking-Statements

This Annual Report of the Company contains statements that include forward-looking information and are forward-looking statements within the meaning of applicable Canadian and United States securities legislation (“forward-looking statements”), including the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements, other than statements of historical fact, included herein are forward-looking statements, including, for greater certainty, the on-going implications of the novel coronavirus (“COVID-19”) and statements regarding the proposed transaction with Canopy Growth Corporation (“Canopy Growth”), including the anticipated benefits and likelihood of completion thereof.

Generally, forward-looking statements may be identified by the use of forward-looking terminology such as “plans”, “expects” or “does not expect”, “proposed”, “is expected”, “budgets”, “scheduled”, “estimates”, “forecasts”, “intends”, “anticipates” or “does not anticipate”, or “believes”, or variations of such words and phrases, or by the use of words or phrases which state that certain actions, events or results may, could, would, or might occur or be achieved. There can be no assurance that such forward-looking statements will prove to be accurate, and actual results and future events could differ materially from those anticipated in such forward-looking statements. Forward-looking statements reflect Acreage’s current beliefs and are based on information currently available to Acreage and on assumptions Acreage believes are reasonable. Forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause the actual results, level of activity, performance or achievements of Acreage to be materially different from those expressed or implied by such forward-looking statements. Such risks and other factors may include, but are not limited to: the ability of the parties to receive, in a timely manner and on satisfactory terms, necessary regulatory approvals; the available funds of Acreage and the anticipated use of such funds; the availability of financing opportunities; the ability of Acreage and Canopy Growth to satisfy, in a timely manner, the conditions to the completion of the acquisition of each of the Subordinate Voting Shares (following the automatic conversion of the Class B proportionate voting shares and Class C multiple voting shares of Acreage into Subordinate Voting Shares) in exchange for the payment of 0.5818 of a common share of Canopy Growth per Subordinate Voting Share (subject to adjustment in accordance with the terms of the Arrangement Agreement); other expectations and assumptions concerning the transactions contemplated between Acreage and Canopy Growth; legal and regulatory risks inherent in the cannabis industry; risks associated with economic conditions, dependence on management and currency risk; risks relating to U.S. regulatory landscape and enforcement related to cannabis, including political risks; risks relating to anti-money laundering laws and regulation; other governmental and environmental regulation; public opinion and perception of the cannabis industry; risks related to contracts with third-party service providers; risks related to the enforceability of contracts and lack of access to U.S. bankruptcy protections; reliance on the expertise and judgment of senior management of Acreage; risks related to proprietary intellectual property and potential infringement by third parties; the concentrated voting control of Acreage’s founder and the unpredictability caused by Acreage’s capital structure; risks relating to the management of growth; increasing competition in the industry; risks inherent in an agricultural business; risks relating to COVID-19 or other widespread global health crises, including disruptions in our cultivation and processing activities, supply chains and sales channels, as well as a deterioration of general economic conditions, including a possible national or global recession. Shelter-in-place orders and social distancing practices designed to limit the spread of COVID-19 have affected and may continue to affect our retail business and corporate offices; risks relating to energy costs; risks associated to cannabis products manufactured for human consumption including potential product recalls; reliance on key inputs, suppliers and skilled labor; cybersecurity risks; ability and constraints on marketing products; fraudulent activity by employees, contractors and consultants; tax and insurance related risks; risks related to the economy generally; risk of litigation; conflicts of interest; risks relating to certain remedies being limited and the difficulty of enforcement of judgments and effect service outside of Canada; risks related to future acquisitions or dispositions; sales by existing shareholders; and limited research and data relating to cannabis. A description of additional assumptions used to develop such forward-looking statements and a description of additional risk factors that may cause actual results to differ materially from forward-looking statements can be found in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” Although Acreage has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Readers are cautioned that the foregoing list of factors is not exhaustive. Readers are further cautioned not to place undue reliance on forward-looking statements as there can be no assurance that the plans, intentions or expectations upon which they are placed will occur. Forward-looking statements contained in this Form 10-K are expressly qualified by this cautionary statement. The forward-looking statements contained in this Form 10-K represent the expectations of Acreage as of the date of this Form 10-K and, accordingly, are subject to change after such date. However, Acreage expressly disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as expressly required by applicable securities law.

PART I
Item 1. Business.
Introduction

Acreage Holdings, Inc. (“Acreage”, “we”, “us”, “our” or the “Company”) is a leading multi-state operator in the U.S. cannabis industry. Our operations include (i) cultivating cannabis plants, (ii) manufacturing branded consumer products, (iii) distributing cannabis flower and manufactured products, and (iv) retailing high-quality, effective and dosable cannabis products to consumers. We appeal to medical and adult recreational use (“adult-use”) customers through brand strategies intended to build trust and loyalty.

We are a British Columbia company that began trading on the Canadian Securities Exchange on November 15, 2018 following the completion of the reverse takeover transaction (the “RTO”) between us and High Street Capital Partners, LLC (“High Street”), which is an indirect subsidiary of the Company, on November 14, 2018. We were originally incorporated under the Business Corporations Act (Ontario) on July 12, 1989 as Applied Inventions Management Inc. On August 29, 2014, the Company changed its name to Applied Inventions Management Corp. The Company redomiciled from Ontario into British Columbia and changed its name to Acreage Holdings, Inc. on November 9, 2018.

Kevin Murphy, the Chair and Chief Executive Officer of the Company, began investing in the cannabis space in 2011 with minority investments in dispensaries located in medical-use states on the east coast of the United States. High Street was founded by Mr. Murphy in April 2014 to invest in the burgeoning U.S. regulated cannabis market and, until April 2018, was an investment holding company and engaged in the business of investing in cannabis companies. As part of the formation of High Street in 2014, Mr. Murphy contributed his cannabis related investment portfolio valued at approximately $14 million to High Street in exchange for 20 million Class B membership units of High Street.

High Street and the Company have invested in geographically diverse licensed entities that operate in both the adult-use and medical-use authorized U.S. states. The companies in which the Company and High Street have a direct or indirect ownership interest (collectively, the “Subsidiaries”) focus on all aspects of the state regulated cannabis industry. As a result of its experience investing in the industry, and, in many cases, active involvement with the Subsidiaries, High Street’s management gained significant experience in cultivation, processing and dispensing of cannabis and cannabis infused products.

From inception until April 2018, when High Street began the process of converting its minority investments in many of the Subsidiaries into controlling interests, the principal business activity of High Street was to provide debt and equity capital to existing cannabis license holders, cannabis license applicants and related management companies which are party to financing and consulting services agreements with High Street-owned entities in states throughout the U.S. where medical and/or adult-use of cannabis is legal. Such investments included straight debt securities (secured or unsecured), convertible debt instruments and/or common or preferred equity securities issued by the Subsidiaries. As an investor in these Subsidiaries, High Street was generally entitled to hold board seats and played an advisory role in the management and operations of such Subsidiaries, which afforded High Street the opportunity to build its institutional knowledge in the cannabis space. Additionally, being an investor in the Subsidiaries provided High Street with the ability to develop a vertically-integrated U.S. cannabis market participant with one of the largest footprints in the industry.

High Street is a Delaware limited liability company, or LLC, rather than a corporation. Unlike a corporation, generally all profits and losses of the business carried on by an LLC “pass through” to each member of the LLC. LLC members report their respective shares of such profits and losses on their U.S. federal tax returns. Membership equity interest in High Street are represented by units (“Units”).

Since 2018, we have worked toward becoming the best multi-state operator in the U.S. and we continue to be committed to providing access to cannabis’ beneficial properties by creating the best quality products and consumer experiences.

Strategy and the Acreage Operations Footprint

As of the date of this Annual Report, Acreage owns and operates cannabis businesses or has management or consulting services or other agreements to assist in operations in place with licensed operators in 14 states. Through its subsidiaries, Acreage is engaged in, or has management or consulting services agreements in place with license holders to assist in the manufacture, possession, sale or distribution of cannabis in the adult-use or medical cannabis marketplace in California, Connecticut, Florida, Illinois, Maine, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Oklahoma, Oregon and Pennsylvania.

Acreage is dedicated to unlocking the transformational power of cannabis to heal and change the world in order to achieve its full potential in helping all people live better and longer lives. Our mission is to champion and provide access to cannabis’ beneficial properties by creating the highest quality medical and adult-use products and consumer experiences. Our operational strategy to deliver on our vision and mission revolves around four primary areas of focus: (1) cultivation; (2) retail; (3) processing/manufacturing and (4) wholesale. While we focus on these four areas, we have determined that we have just one reportable business segment: the production and sale of cannabis products.

Manufacturing Operations: We have extensive capability and know-how in converting raw cannabis into finished products at the request of third parties. We use our know-how and intellectual property to manufacture and develop new and existing third party branded products and sell those products to third parties and through our retail and wholesale channels where allowable by law. We primarily operate in California and Oregon, but we will seek to expand operations into additional states as such opportunities are presented and permissible under applicable state laws and regulations.

Operational Highlights

We and entities with which we have management or consulting services agreements have cultivating, processing & manufacturing, wholesaling, and retailing and/or distributing operations in 18 states.

We own or will own, assuming completion of pending acquisitions, 15 operational dispensaries. We have or will have management or consulting services agreements, including pending acquisitions, with entities operating 12 dispensaries.

We operate, or will operate, assuming completion of pending acquisitions, eight cultivation facilities in seven states. We have, or will have, assuming completion of pending acquisitions, management or consulting services agreements with entities operating five additional cultivation facilities. We also operate, or will operate, assuming completion of pending acquisitions, seven processing or manufacturing facilities and have management or consulting services agreements with an additional four facilities that process or manufacture cannabis products. In most states, processing facilities are co-located with cultivation facilities.

Cultivation

Consistently growing high-quality cannabis is the one of the most important aspects of our business. In general, cannabis cultivation takes place in three settings: indoor, outdoor and in greenhouses. While it is cost effective to grow cannabis outdoors, it is also very hard to control pest infestations without the use of significant amounts of pesticides, and is subject to other risks such as severe weather, diseases and mold. As a result, cannabis grown outdoors is significantly lower in quality than cannabis grown indoors or in greenhouses. Our focus is growing the highest quality medicinal and adult-use cannabis. We therefore currently grow all of our cannabis in indoor and greenhouse facilities, which allows us to grow in organic conditions under ideal climate controls and without the use of pesticides or fertilizers. We require significant capital to build and outfit our facilities. Beginning in October 2019, we began entering into sale and leaseback transactions with a real estate investment trust to finance (See Note 14 of the Consolidated Financial Statements) its cultivation construction and expansions. We will continue to pursue transactions with real estate investment trusts when such transactions are advantageous to us and our shareholders.

Acreage or the entities with which it has management or consulting services or other agreements to assist in operations have 12 operating cultivation facilities. As of the date of this Annual Report on Form 10-K, Acreage has 55,991 square feet of canopy for cannabis cultivation. As announced on April 3, 2020, we temporarily halted cultivation operations in Iowa, in part as a response to the COVID-19 pandemic.

Retail

Acreage both operates licensed retail adult-use and medicinal cannabis dispensaries and has management or consulting services agreements with licensed dispensaries and provides assistance (but does not control) such entities in exchange for fees for such services. We and our contractual affiliates currently operate 27 dispensaries (including pending acquisitions) in 10 states. We seek to build out as many dispensaries as we are permitted by state rules and regulations under our existing licenses and we also continually evaluate acquisition targets to expand our dispensary footprint. On April 3, 2020, we announced the temporary closure of a dispensary in Maryland and one in North Dakota, and the conversion of a dispensary in Queens, NY to delivery-only, in part as a response to the COVID-19 pandemic.

We design our dispensaries to provide the best possible experience to our customers. Where possible and to the extent permissible under state law, we feature our own cultivated and manufactured products, but also feature other in-demand medicinal and adult-use products from other producers. Our flagship dispensary brand is The Botanist, which first launched in 2018. However, we also operate retail dispensaries under other names. In each instance, we consider whether to convert dispensaries to The Botanist brand and plan to do so where it makes sense commercially and is permissible by law. We view retail operations as one of our primary sources of cash flow for the foreseeable future.

Our flagship The Botanist retail concept brings a unique, consistent and scalable retail design and customer experience to cannabis that appeals to a wide range of adult-use and medicinal cannabis customers nationwide. Emphasizing the holistic and natural qualities of cannabis and delivered in an immersive retail experience that blends nature and science, The Botanist looks to deliver a level of education, sense of community, and welcoming experience lacking in most cannabis dispensaries. The staff is highly trained and knowledgeable to help provide insight and guidance to customers and patients as they explore the far-reaching benefits of cannabis.

Processing & Manufacturing

In states where we are appropriately licensed, we take the high-quality cannabis flower we grow and process or manufacture that flower into various forms for consumer and patient consumption, including pre-rolls, and concentrated extracts for use in gel caps, edibles, beverages, and vape cartridges. Our manufacturing and processing facilities are capital intensive, and we may enter into sale and leaseback transactions with a real estate investment trust to finance build-outs of our facilities, when such transactions are advantageous to us and our shareholders.

Acreage has one of the top extraction teams in the cannabis industry. With our deep technical cannabis experience supported with an in-house data analytics team, Acreage has an agile product development workflow to continuously produce, test and launch new products. Data-driven decision making informs which products to scale in which markets across our footprint, acknowledging the diversity of markets in the United States. Acreage brands all hold the same consumer promise: that we will deliver the best possible cannabis products across all price points.

Acreage or the entities with which it has management or consulting services or other agreements to assist in operations have licenses to operate processing and manufacturing facilities in 14 states, of which 10 are currently operating. In most states, Acreage’s processing facilities are co-located with its cultivation facilities. Depending on the state, these manufacturing and processing facilities primarily produce our developed “House of Brands” products under the brand names The Botanist, Prime, Natural Wonder, and Live Resin Project, as well as licensed brands such as Canopy Growth’s Tweed. We use or plan to use a variety of extraction methods ranging from CO2 to butane to ethanol depending on the product requirements.

Wholesale

In addition to sales through our dispensaries, we have adopted a strategy of selling our flower and branded products in states with cultivation and processing operations and where allowable by law. We and our contractual affiliates sell branded products to licensed cannabis dispensaries in 11 states. We view wholesale operations as a crucial business strategy for both cash flow generation and distribution of our developed brands for long-term brand building success. We believe our footprint affords us a competitive advantage to building long-term brand equity. We plan to increase wholesale revenue in states where we currently wholesale products and also to begin wholesale operations in new states where allowable by law.

Operations Summary Chart By Entity

State	Entity	Adult-Use / Medicinal	Dispensary Licenses	Cultivation / Processing / Distribution Licenses	Operational Dispensaries	Operational Cultivation / Processing Facilities
California[3,4]	CWG Botanicals, Inc.[2,5]	Adult-Use / Medicinal	—	3	—	1
	Kanna, Inc.	Adult-Use / Medicinal	1	—	—	—
	Gravenstein Foods LLC	Adult-Use / Medicinal	—	1	—	—
Connecticut	D&B Wellness, LLC	Medicinal	1	—	1	—
	Prime Wellness of Connecticut, LLC	Medicinal	1	—	1	—
	Thames Valley Apothecary, LLC	Medicinal	1	—	1	—
Florida	Acreage Florida, Inc.	Medicinal	40	2	1	2
Illinois	In Grown Farms LLC 2	Adult-Use / Medicinal	—	1	—	1
	NCC LLC	Adult-Use / Medicinal	1	—	1	—
Maine	Wellness Connection of Maine[2]	Medicinal	4	1	4	1
Massachusetts	The Botanist, Inc.	Medicinal	3	1	1	1
Michigan[1]	N/A	Medicinal	—	—	—	—
New Hampshire[2]	Prime Alternative Treatment Centers of NH, Inc.	Medicinal	1	1	1	1
New Jersey	Compassionate Care Foundation, Inc.[2]	Medicinal	3	1	2	1
New York	NYCANNA, LLC (d/b/a The Botanist)	Medicinal	4	1	4	1
Ohio	Greenleaf Apothecaries, LLC[2]	Medicinal	5	—	5	—
	Greenleaf Therapeutics, LLC[2]	Medicinal	—	1	—	—
	Greenleaf Gardens, LLC[2]	Medicinal	—	1	—	—
Oklahoma	Acreage OK Holdings, LLC[2]	Medicinal	—	2	—	—
	Acreage Relief Holdings OK, LLC[2]	Medicinal	1	—	—	—
Oregon	HSCP Oregon, LLC	Adult-Use	2	1	2	1
	22nd & Burn, Inc.	Adult-Use	1	—	1	—
	The Firestation 23, Inc.	Adult-Use	1	—	1	—
	East 11th, Inc.	Adult-Use	1	—	1	—
	Gesundheit Foods LLC[7]	Adult-Use	—	2	—	—
Pennsylvania	Prime Wellness of Pennsylvania, LLC	Medicinal	—	1	—	1
		Total	71	20	27	11

(1)	Michigan licenses are in the process of being granted by the state, Acreage has a relationship in the state to develop our footprint there.

(2)
Acreage provides goods and/or services including but not limited to financing, management, consulting and/or administrative services with these license holders to assist in the operations of their cannabis businesses.

(3)	Separate grow/process licenses.

(4)	A distribution license has been issued in this U.S. state.

(5)	Acreage has entered into an agreement to acquire CWG. The acquisition remains subject to regulatory approval.

Marketing and Brand Development

Acreage employs full-time, in-house marketing, sales, and product development functions. These functions engage in a range of marketing activities and strategies, including market research, consumer insights research, new brand development, wholesale and retail sales strategies, and other local, state, and national marketing and advertising activities.

Acreage employs a ‘House of Brands’ approach to target specific consumer needs. Diverging consumption methods requires unique brands to fulfill differentiated value propositions in categories such as edibles, beverages, topicals and concentrates. Our brand development strategy includes in-house organic development which we supplement by acquiring specific brands where we see opportunities to add value. Acreage sells its developed, acquired, and licensed branded products in eight states, with plans to significantly increase distribution and form factors to more states and the number of brands in 2020.

Acreage’s portfolio of product brands includes the following:

The Botanist

The Botanist is a health & wellness brand that encompasses most major form factors (flower, pre-rolls, vape carts, tinctures, capsules, balms) that deliver specific effects. The Botanist incorporates high-quality, pesticide-free cannabis as well as botanicals and herbal ingredients that are used in ayurvedic and homeopathic traditions. By carefully curating sources and production without unnecessary additives, The Botanist delivers real flavor from natural ingredients, easy to understand products, and consistent, repeatable effects sought after by both new and experienced consumers.

Natural Wonder

Natural Wonder celebrates the outdoors with products that offer a high degree of control, helping consumers choose their adventure. The breath sprays, quick dissolve mints, and thin strips in the Natural Wonder roadmap offer accurately dosed, discreet, convenient ways to incorporate cannabis into an active lifestyle.

Live Resin Project

Live Resin Project is a specialist brand of cannabis concentrates, extracted fresh from plants at the height of their maturity. Live resin extraction is a production process created by the folks on the Acreage ‘Green Team’ and the result of this process is simply the most flavorful, aromatic cannabis experience available on the market today. Traditional concentrates like budder, wax, and shatter are joined by Live Resin Project vape carts - welcoming an entire new level of access to this connoisseur category.

Prime

Prime is a medical cannabis brand available in a wide range of convenient, proven form factors that are accurately dosed for predictable, repeatable effects.  Prime’s high-quality products are distributed in 100% of Pennsylvania’s medical dispensaries, one of the largest medical cannabis markets in the country.

Superflux

Superflux embraces cannabis as a catalyst for creativity, culture, and connection. Innovative products like infused pre-rolls and ultra-pure concentrates deliver incredible flavor and experience for the adult-use consumer. We are in the process of rolling out Superflux products as of the date of this report.

Squares

Squares is a value brand that offers cannabis that’s fair and square - honest, straightforward, and unpretentious. Rooted in how real people enjoy cannabis, Squares is weed for your circle.

Tweed

Tweed is the world’s favorite cannabis brand, one of our flagship brands in the United States and for Canopy Growth globally. Tweed allows consumers to find their fit, offering an easy to understand product architecture that spells out flavor and effect across the portfolio. Tweed believes in being a good neighbor to the communities we serve, including providing responsible access to quality cannabis throughout our network.

Competition

The cannabis industry is highly competitive. We compete on quality, price, brand recognition, and distribution strength. Our cannabis products compete with other products for consumer purchases, as well as shelf space in retail dispensaries and wholesaler attention. We compete with thousands of cannabis producing companies from small “mom and pop” operations to multi-billion-dollar market cap multi-state operators. Our principal multi-state operator competitors include but is not limited to Curaleaf Holdings, Inc., Harvest Health & Recreation, Inc., iAnthus Capital Holdings, Inc., Green Thumb Industries Inc. and Cresco Labs Inc.

Sources and Availability of Production Materials

The principal components in the production of our cannabis consumer packaged goods include cannabis grown internally or acquired through wholesale channels, other agricultural products, and packaging materials (including glass, plastic and cardboard).

Due to the U.S. federal prohibition on cannabis, Acreage must source cannabis within each individual state in which it operates. While there are opportunities for centralized sourcing of some packaging materials, given each state’s unique regulatory requirements, multi-state operators do not currently have access to nationwide packaging solutions.

Government Regulation

Cannabis companies operate in a highly regulated industry. We are subject to the laws and regulations in the states and localities in which we operate, and such laws vary by state and locality. Where we produce products, we are subject to environmental laws and regulations, and may be required to obtain additional permits and licenses to operate our facilities. Where we market and sell products, we may be subject to laws and regulations on brand registration, packaging and labeling, distribution methods and relationships, pricing and price changes, sales promotions, advertising and public relations. We are also subject to rules and regulations relating to changes in officers or directors, ownership or control.

We comply in all material respects with all applicable governmental laws and regulations in the states in which we operate (including the applicable licensing requirements), with the exception of the U.S. federal prohibition of cannabis. We believe that the cost of administration and compliance with, and liability under, such laws and regulations does not have, and is not expected to have, a material adverse impact on our financial condition, results of operations or cash flows.

Seasonality

In certain regions, especially on the West Coast, the cannabis industry can be subject to seasonality in some states that allow home grow. Because homegrown plants are typically harvested in the late summer or early fall, there can be some deceleration in retail and wholesale sales trends during these months as these private supplies are consumed.

Intellectual Property

As discussed above, we have developed a “House of Brands” that we believe will be valued consumer brands and a key pillar of our business strategy. Accordingly, we protect our brands and trademarks to the extent permissible under applicable law. We have applied for trademarks with the United States Patent and Trademark Office which we believe are protectable under U.S. federal law and have applied for and received trademark protection at the state level. We have also submitted trademark applications in the European Union and Canada.

We hold no patents. We also do not have any patents pending.

Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to avail ourselves of exemptions from various requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards. As a result, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Circumstances could cause us to lose emerging growth company status. We will qualify as an emerging growth company until the earliest of:

•	The last day of our first fiscal year during which we have total annual gross revenues of $1 billion or more;

•	The last day of our fiscal year following the fifth anniversary of the date of our initial public offering;

•	The date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period; or

•
The date on which we qualify as a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (qualifying as a large accelerated filer means, among other things, having a public float in excess of $700 million).

Employees

As of the end of December 2019, we had approximately 676 employees.

Acquisitions

As part of our strategy to deliver on our vision and mission, we may from time to time acquire entities or licenses to increase our existing presence in states where we or businesses with which we have agreements already operate or to expand our footprint into new states. The consideration we issue in connection with such acquisitions may include cash, equity in Acreage or High Street, notes payable or a mix of these forms of consideration. The following transactions were completed or entered into in 2019:

Form Factory

On April 17, 2019, we completed the acquisition of Form Factory, a manufacturing for hire platform combined with a science-based cannabis research and development operation. Form Factory’s senior management is comprised of long-time food packaging industry experts and has developed a replicable turn-key operation with the capabilities to create any cannabis form factor. Form Factory currently has operations in California and Oregon, and has an agreement with an entity in Washington, which has a new facility under construction as of the date of this report.

Kanna, Inc. (“Kanna”)

On June 30, 2019, we completed the acquisition of Kanna, which holds a license to open an adult-use dispensary in Oakland, CA. Oakland has a population of approximately 500,000 and has limited dispensary licenses to just 16. The dispensary will operate under our The Botanist brand and is expected to be a showcase dispensary for Acreage in Northern California for our leading portfolio of developed and licensed brands such as Live Resin Project, The Botanist, and Tweed.

Acreage Florida, Inc. (“Acreage Florida”)

On January 4, 2019, we acquired Acreage Florida, formerly known as Nature’s Way Nursery of Miami, Inc. Acreage Florida has a vertically integrated cannabis license in Florida, which allows for growing, processing, and retail dispensary operations. A 100,000 square foot cultivation and processing facility is currently under construction in Sanderson, Florida. We opened our first dispensary in Springhill, Florida on March 9, 2020.

NCC LLC (“NCC”)

NCC operates a medical and adult-use dispensary in Rolling Meadows, Illinois, under the name Nature’s Care Company. With the recent passage of adult-use for marijuana in Illinois, NCC has the right to operate, subject to Illinois and local law, an additional dispensary. Acreage has commenced the process to open an adult-use dispensary in the Chicago, which will showcase Acreage’s industry-leading portfolio of developed and licensed brands such as Live Resin Project, The Botanist, and Tweed.

Thames Valley Apothecary, LLC (“Thames Valley”)

Thames Valley operates a medical dispensary in Uncasville, Connecticut, under the name Thames Valley Relief. With the addition of Thames Valley, Acreage now operates three of the 16 dispensaries in Connecticut, according to publicly available information.

We entered into the following pending acquisitions in 2019:

Compassionate Care Foundation, Inc. (“CCF”)

CCF is a vertically integrated medical cannabis operator in New Jersey with licenses to conduct growing, processing, wholesale, and dispensary operations. On November 15, 2019, we entered into an agreement to acquire CCF. The closing of the transaction remains subject to state approval. CCF operates a medicinal cultivation and processing facility and medicinal dispensaries in Egg Harbor and Atlantic City. A third dispensary is planned to be constructed in Monroe.

Canopy Growth Corporation Arrangement

On June 19, 2019, the shareholders of the Company and of Canopy Growth Corporation (“Canopy Growth”) separately approved the arrangement between the two companies, and on June 21, 2019, the Supreme Court of British Columbia granted a final order approving the arrangement. Effective June 27, 2019, the Articles of the Company were amended to provide Canopy Growth with the option (the “Canopy Growth Call Option”) to acquire all of the issued and outstanding shares of the Company (each, an “Acreage Share”), with a requirement to do so upon a change in federal laws in the United States to permit the general cultivation, distribution and possession of marijuana (as defined in the relevant legislation) or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”), subject to the satisfaction of the conditions set out in the arrangement agreement entered into between Acreage and Canopy Growth on April 18, 2019, as amended on May 15, 2019 (the “Arrangement Agreement”). Holders of Acreage Shares and certain securities convertible or exchangeable into Class A subordinate voting shares of Acreage (the “Subordinate Voting Shares”) as of the close of business on June 26, 2019, received approximately $2.63 per share, being their pro rata portion (on an as converted to Subordinate Voting Share basis) of US$300,000,000 (the “Option Premium”) paid by Canopy Growth to such persons as consideration for granting the Canopy Growth Call Option. The Option Premium was distributed to such holders of record on or before July 3, 2019.

Upon the occurrence of the Triggering Event, Canopy Growth is required to exercise the Canopy Growth Call Option and, subject to the satisfaction or waiver of the conditions to closing set out in the Arrangement Agreement, acquire each of the Subordinate Voting Shares of Acreage (following the automatic conversion of the Class B proportionate voting shares and Class C multiple voting shares of Acreage into Subordinate Voting Shares) for the payment of 0.5818 of a Canopy Growth Share per Subordinate Voting Share (subject to adjustment in accordance with the terms of the Arrangement Agreement) (the “Exchange Ratio”).

The Company will be permitted to issue up to an additional 58 million Subordinate Voting Shares (of which approximately 51 million remained available for issuance at December 31, 2019) without any adjustment being required to the Exchange Ratio. The Exchange Ratio is subject to adjustment in the circumstances set out in the Arrangement Agreement.

Company Information

Our website is http://www.acreageholdings.com. Our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible free of charge at http://investors.acreageholdings.com/docs as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, such as ourselves, that file electronically with the SEC. The Internet address of the SEC’s site is http://www.sec.gov.

We also have adopted a Code of Conduct that applies to all employees, directors and officers. A copy of the Code of Conduct is available without charge to any person desiring a copy of the Code of Conduct. You may request a copy of the Code of Conduct by submitting written request to us at our principal offices at 366 Madison Avenue, 11th Floor, New York, New York 10017.

Our Board Mandate and the Charters of the Board’s Audit Committee and Compensation and Corporate Governance Committee (which serves as the Board’s compensation and nominating committee) are available on our website. All materials are accessible on our website at investors.acreageholdings.com. Amendments to, and waivers granted to our directors and executive officers under our code of conduct or charters, if any, will be posted in this area of our website. Copies of these materials are available in print to any shareholder who requests them. Shareholders should direct such requests in writing to Investor Relations Department, Acreage Holdings, Inc., 366 Madison Avenue, 11th Floor, New York, New York 10017, or by emailing our Investor Relations team at investors@acreageholdings.com.

The information regarding our website and its content is for your convenience only. The content of our website is not deemed to be incorporated by reference in this report or filed with the SEC.

Information about Our Executive Officers

The following are the Executive Officers of our Company (as of the date of this filing):

Kevin P. Murphy, Chairman and Chief Executive Officer (age 58): Kevin P. Murphy is currently the Chair and Chief Executive Officer of the Company and has served in such capacities since November 2018. Prior to serving in this role, Mr. Murphy served as Founder and Chief Executive Officer of High Street. Prior to his role at High Street, Mr. Murphy was most recently a Founding Member and Managing Partner of Tandem Global Partners, a boutique investment firm focused on the emerging markets. Previously, Mr. Murphy was Managing Partner at Stanfield Capital Partners, where he served as a member of the Operating and Management team that oversaw all aspects of Stanfield’s business, including risk management, sales and distribution, client services, legal, compliance and operations. Mr. Murphy also previously worked at Gleacher NatWest (Partner and Dir. of Marketing), Schroders (Sr. VP of Sales), Lazard Freres (VP) and Cantor Fitzgerald (VP). Mr. Murphy graduated with a B.A. from Holy Cross College.

Robert J. Daino, Chief Operating Officer (age 56): Robert Daino is currently the Chief Operating Officer of the Company. He joined the company in 2018, bringing with him a proven track record of success in driving an entrepreneurial spirit into newly created and established organizations, resulting in significant growth for both.  Prior to joining the Company in June 2018, Mr. Daino was an investor, advisor and eventually the CEO of cannabis operator Terradiol.  Before that, Mr. Daino was President and Chief Executive Officer of WCNY Public Media, a New York area public media company through his vision, technological and innovative leadership launched Centralcast LLC, a groundbreaking model for public media delivering content to nearly 50% of the PBS viewing audience across the United States. Mr. Daino was also the President and Chief Executive Officer of PROMERGENT, where he built a highly successful and profitable software business that served top-tier clients including the U.S. Navy, Federal Aviation Administration, and Lockheed Martin. From 1982 to 1995, Mr. Daino held a host of technical and senior management roles across General Electric, Martin Marietta, and Lockheed Martin in which he led change, growth, and top company performance.

Glen S. Leibowitz, Chief Financial Officer (age 50): Glen Leibowitz is currently the Chief Financial Officer of the Company and has served in that role since March 2018. Prior to joining the Company, Mr. Leibowitz spent nine years at Apollo Global Management, LLC, where he held various key roles within the finance organization, including the accounting lead in taking the organization public in 2011. Prior to Apollo, Mr. Leibowitz spent almost ten years at PricewaterhouseCoopers focused on multiple complex foreign registrant financial statements and client IPO documents across sectors including: alternative asset managers, Internet/software, telecommunications, pharmaceutical, and mining. Mr. Leibowitz serves on the board of directors and is the audit committee chair for PowerPlay NYC, a not-for-profit organization dedicated to inspiring and educating girls through one-of-a kind sports and academic enrichment programs. Mr. Leibowitz has a B.S. in Accounting from Queens College.

James A. Doherty, General Counsel & Secretary (age 41): James A. Doherty, III is currently the General Counsel & Secretary of the Company and has served in that role since November 2017. Prior to joining the Company, Mr. Doherty was an attorney at Scanlon, Howley & Doherty, P.C. While at Scanlon, Howley & Doherty, Mr. Doherty represented a variety of clients in the highly regulated gaming and casino industry before both courts of competent jurisdiction and regulatory agencies. In addition, his practice also had an emphasis in professional liability cases, specifically corporate defense, medical malpractice, general liability, products liability, civil rights, and employment and labor disputes. Mr. Doherty also acted as special counsel to a number of public entities and municipal entities. Mr. Doherty maintained an active appellate practice having successfully argued cases before the Superior Court, Commonwealth Court and Supreme Court of Pennsylvania. Mr. Doherty served as a law clerk for the Honorable Thomas I. Vanaskie, United States Court of Appeals for the Third Circuit. Mr. Doherty also served as special counsel to the Executive Director of the Pennsylvania Gaming Control Board. Mr. Doherty graduated from the Holy Cross College with B.A. in History and received his J.D. from Georgetown University Law Center.

Regulatory Framework
In accordance with the Canadian Securities Administrators Staff Notice 51-352 (Revised) - Issuers with U.S. Marijuana-Related Activities (“Staff Notice 51-352”), below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where the Company is currently involved, through High Street , in the cannabis industry. High Street is, through its subsidiaries, engaged in, or has management, consulting services or other agreements in place with license holders to assist in the manufacture, possession, sale or distribution of cannabis in the adult-use or medical cannabis marketplace in California, Connecticut, Florida, Illinois, Maine, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Oklahoma, Oregon and Pennsylvania. In accordance with Staff Notice 51-352, the Company will evaluate, monitor and reassess this disclosure, and any related risks, on an ongoing basis and the same will be supplemented and amended to investors in public filings, including in the event of government policy changes or the introduction of new or amended guidance, laws or regulations regarding cannabis regulation.

Any non-compliance, citations or notices of violation which may have an impact on the Company’s license, business activities or operations will be promptly disclosed by the Company .
United States Federal Overview
The United States federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811) (the “CSA”) which schedules controlled substances, including cannabis, based on their approved medical use and potential for abuse. Cannabis is classified as a Schedule I controlled substance. The U.S. Department of Justice (the “DOJ”) defines Schedule I drugs, substances or chemicals as “drugs with no currently accepted medical use and a high potential for abuse.” The United States Food and Drug Administration (the “FDA”) has not approved cannabis as a safe and effective drug for any condition . The FDA has approved CBD, a component of cannabis, for a narrow segment of medical conditions.
State laws that permit and regulate the production, distribution and use of cannabis for adult-use or medical purposes are in direct conflict with the CSA, which makes cannabis distribution and possession federally illegal. Although certain states and territories of the U.S. authorize medical or adult-use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal and any such acts are criminal acts under any and all circumstances under the CSA. Although the Company’s activities are believed to be compliant with applicable United States state and local law, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under United States federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.
As of the date of this Annual Report on Form 10-K, 33 U.S. states, and the District of Columbia and the territories of Guam, Puerto Rico, the U.S. Virgin Islands, and the Northern Mariana Islands have legalized the cultivation and sale of full-strength cannabis for medical purposes. In 11 U.S. states, the sale and possession of cannabis is legal for both medical and adult-use, and the District of Columbia has legalized adult-use but not commercial sale. Thirteen states have also enacted low-THC / high-cannabidiol (“CBD”) only laws for medical cannabis patients.
The prior U.S. administration attempted to address the inconsistencies between federal and state regulation of cannabis in a memorandum which then-Deputy Attorney General James Cole sent to all United States Attorneys in August 2013 (the “Cole Memorandum”) outlining certain priorities for the DOJ relating to the prosecution of cannabis offenses. The Cole Memorandum noted that in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis, conduct in compliance with those laws and regulations is less likely to be a priority at the federal level. The DOJ did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memorandum. In light of limited investigative and prosecutorial resources, the Cole Memorandum concluded that the DOJ should be focused on addressing only the most significant threats related to cannabis, a non-exhaustive list of which was enumerated therein.
On January 4, 2018, U.S. Attorney General Jeff Sessions formally issued a new memorandum (the “Sessions Memorandum”), which rescinded the Cole Memorandum. The Sessions Memorandum stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime”, and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress by following well-established principles when pursuing prosecutions related to cannabis activities. There can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. As a result of the Sessions Memorandum, federal prosecutors are now free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of State-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and resultantly it is uncertain how active U.S. federal prosecutors will be in relation to such activities.
The Company believes it is still unclear what prosecutorial effects will be created by the rescission of the Cole Memorandum. The sheer size of the cannabis industry, in addition to participation by state and local governments and investors, suggests that a large-scale enforcement operation would more than likely create unwanted political backlash for the DOJ and the Trump administration. Regardless, cannabis remains a Schedule I controlled substance at the federal level, and neither the Cole Memorandum nor its rescission has altered that fact. The federal government of the United States has always reserved the right to enforce federal law in regard to the sale and disbursement of medical or adult-use cannabis, even if state law sanctioned such sale and disbursement. The Company believes, from a purely legal perspective, that the criminal risk today remains similar to the risk on January 3, 2018. It remains unclear whether the risk of enforcement has been altered. Additionally, under United States federal law, it may potentially be a violation of federal money laundering statutes for financial institutions to take any proceeds from the sale of cannabis or any other Schedule I controlled substance. Canadian banks are likewise hesitant to deal with cannabis companies, due to the uncertain legal and regulatory framework of the industry. Banks and other financial institutions, particularly those that are federally chartered in the United States, could be prosecuted and possibly convicted of money laundering for providing services to cannabis businesses. While Congress is considering legislation that may address these issues, there can be no assurance that such legislation passes.
Despite these laws, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum on February 14, 2014 (the “FinCEN Memorandum”) outlining the pathways for financial institutions to bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum echoed the enforcement priorities of the Cole Memorandum and states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories - cannabis limited, cannabis priority, and cannabis terminated - based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively. On the same day that the FinCEN Memorandum was published, the DOJ issued a memorandum (the “2014 Cole Memorandum”) directing prosecutors to apply the enforcement priorities of the Cole Memorandum in determining whether to charge individuals or institutions with crimes related to financial transactions involving the proceeds of cannabis-related conduct. The 2014 Cole Memorandum has been rescinded as of January 4, 2018, along with the Cole Memorandum, removing guidance that enforcement of applicable financial crimes against state-compliant actors was not a DOJ priority.
However, former Attorney General Sessions’ revocation of the Cole Memorandum and the 2014 Cole Memorandum has not affected the status of the FinCEN Memorandum, nor has the Department of the Treasury given any indication that it intends to rescind the FinCEN Memorandum itself. Though it was originally intended for the 2014 Cole Memorandum and the FinCEN Memorandum to work in tandem, the FinCEN Memorandum is a standalone document which explicitly lists the eight enforcement priorities originally cited in the Cole Memorandum. As such, the FinCEN Memorandum remains intact, indicating that the Department of the Treasury and FinCEN intend to continue abiding by its guidance. However, in the United States, it is difficult for cannabis-based businesses to open and maintain a bank account with any bank or other financial institution.
Although the Cole Memorandum has been rescinded, one legislative safeguard for the medical cannabis industry remains in place: Congress adopted a so-called “rider” provision to the fiscal years 2015, 2016, 2017, and 2018, 2019 and 2020 Consolidated Appropriations Acts (currently referred to as the “Rohrabacher/Blumenauer Amendment”) to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. The Rohrabacher/Blumenauer Amendment was included in the consolidated appropriations bill signed into legislation by President Trump in December 2019 and will remain in effect until September 30, 2020. In signing the Rohrabacher/Blumenauer Amendment, President Trump issued a signing statement noting that the Rohrabacher/Blumenauer Amendment “provides that the Department of Justice may not use any funds to prevent implementation of medical marijuana laws by various States and territories,” and further stating “I will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” While the signing statement can fairly be read to mean that the executive branch intends to enforce the CSA and other federal laws prohibiting the sale and possession of medical marijuana, the president did issue a similar signing statement in 2017 and no major federal enforcement actions followed. At such time, it may or may not be included in the omnibus appropriations package or a continuing budget resolution once the current continuing resolution expires .
Despite the legal, regulatory, and political obstacles the cannabis industry currently faces, the industry has continued to grow. It was anticipated that the federal government would eventually repeal the federal prohibition on cannabis and thereby leave the states to decide for themselves whether to permit regulated cannabis cultivation, production and sale, just as states are free today to decide policies governing the distribution of alcohol or tobacco.
Given current political trends, however, these developments are considered unlikely in the near-term. As an industry best practice, despite the recent rescission of the Cole Memorandum, the Company abides by the following to ensure compliance with the guidance provided by the Cole Memorandum:

•
ensure that its operations are compliant with all licensing requirements as established by the applicable state, county, municipality, town, township, borough, and other political/administrative divisions;

•
ensure that its cannabis related activities adhere to the scope of the licensing obtained (for example: in the states where cannabis is permitted only for adult-use, the products are only sold to individuals who meet the requisite age requirements);

•	implement policies and procedures to ensure that cannabis products are not distributed to minors;

•	implement policies and procedures in place to ensure that funds are not distributed to criminal enterprises, gangs or cartels;

•
implement an inventory tracking system and necessary procedures to ensure that such compliance system is effective in tracking inventory and preventing diversion of cannabis or cannabis products into those states where cannabis is not permitted by state law, or cross any state lines in general;

•
ensure that its state-authorized cannabis business activity is not used as a cover or pretense for trafficking of other illegal drugs, and is not engaged in any other illegal activity, or any activities that are contrary to any applicable anti-money laundering statutes; and

•
ensure that its products comply with applicable regulations and contain necessary disclaimers about the contents of the products to prevent adverse public health consequences from cannabis use and prevent impaired driving.

In addition, the Company may (and frequently does) conduct background checks to ensure that the principals and management of its operating subsidiaries are of good character, and have not been involved with other illegal drugs, engaged in illegal activity or activities involving violence, or use of firearms in cultivation, manufacturing or distribution of cannabis. The Company will also conduct ongoing reviews of the activities of its cannabis businesses, the premises on which they operate and the policies and procedures that are related to possession of cannabis or cannabis products outside of the licensed premises, including the cases where such possession is permitted by regulation. See “Risk Factors.”
The Cole Memorandum and the Rohrabacher/Blumenauer Amendment gave medical cannabis operators and investors in states with legal regimes greater certainty regarding federal enforcement as to establish cannabis businesses in those states. While the Sessions Memorandum has introduced some uncertainty regarding federal enforcement, the cannabis industry continues to experience growth in legal medical and adult-use markets across the United States. U.S. Attorney General Jeff Sessions resigned on November 7, 2018. On February 14, 2019, William Barr was confirmed as U.S. Attorney General. It is unclear what impact this development will have on U.S. federal government enforcement policy. However, in a written response to questions from U.S. Senator Cory Booker made as a nominee, Attorney General Barr stated “I do not intend to go after parties who have complied with state law in reliance on the Cole Memo.” Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law.
Despite the expanding market for legal cannabis, traditional sources of financing, including bank lending or private equity capital, are lacking which can be attributable to the fact that cannabis remains a Schedule I substance under the CSA. These traditional sources of financing are expected to remain scarce unless and until the federal government legalizes cannabis cultivation and sales.
Pursuant to Staff Notice 51-352, issuers with U.S. cannabis-related activities are expected to clearly and prominently disclose certain prescribed information in prospectus filings and other required disclosure documents, such as this Annual Report on Form 10-K. In accordance with the Staff Notice 51-352, below is a table of concordance that is intended to assist readers in identifying those parts of this Annual Report on Form 10-K that address the disclosure expectations outlined in Staff Notice 51-352.

Industry Involvement	Specific Disclosure Necessary to Fairly Present all Material Facts, Risks and Uncertainties	Annual Report Cross Reference

Industry Involvement	Specific Disclosure Necessary to Fairly Present all Material Facts, Risks and Uncertainties	Annual Report Cross Reference
All Issuers with U.S. Marijuana-Related Activities
Describe the nature of the Company’s involvement in the U.S. marijuana industry and include the disclosures indicated for at least one of the direct, indirect and ancillary industry involvement types noted in this table.
“Description of the Business” “Regulatory Overview”
Prominently state that marijuana is illegal under U.S. federal law and that enforcement of relevant laws is a significant risk.
“Regulatory Overview - United States Federal Overview”
“Risk Factors - Risks Related to the United States Regulatory System - The Company’s business activities, while compliant with applicable state and local U.S. law, are illegal under U.S. federal law”

Discuss any statements and other available guidance made by federal authorities or prosecutors regarding the risk of enforcement action in any jurisdiction where the Company conducts U.S. marijuana-related activities.

“Regulatory Overview - United States Federal Overview”
“Risk Factors - Risks Related to Regulatory Matters - The Company’s Business Activities are Illegal under U.S. Federal Law”
“Risk Factors - Risks Related to Regulatory Matters - U.S. State Regulatory Uncertainty”

Outline related risks including, among others, the risk that third-party service providers could suspend or withdraw services and the risk that regulatory bodies could impose certain restrictions on the Company’s ability to operate in the U.S.
“Risk Factors - Risks Related to Regulatory Matters - The Company’s Business Activities are Illegal under U.S. Federal Law” “Risk Factors - Risks Generally Related to the Company - Service Providers”
Given the illegality of marijuana under U.S. federal law, discuss the Company’s ability to access both public and private capital and indicate what financing options are / are not available in order to support continuing operations.
“Risk Factors - Risks Generally Related to the Company - Ability to Access Public and Private Capital”
	Quantify the Company’s balance sheet and operating statement exposure to U.S. marijuana-related activities.	At the date of this Annual Report on Form 10-K, 100% of the Company’s operations are in the United States.
Disclose if legal advice has not been obtained, either in the form of a legal opinion or otherwise, regarding (a) compliance with applicable state regulatory frameworks and (b) potential exposure and implications arising from U.S. federal law.

The Company and its subsidiaries have obtained legal advice regarding (a) compliance with applicable state regulatory frameworks, and (b) potential exposure and implications arising from U.S. federal law.

Industry Involvement	Specific Disclosure Necessary to Fairly Present all Material Facts, Risks and Uncertainties	Annual Report Cross Reference
U.S. Marijuana Issuers with direct involvement in cultivation or distribution
Outline the regulations for U.S. states in which the Company operates and confirm how the Company complies with applicable licensing requirements and the regulatory framework enacted by the applicable U.S. state.

“Description of the Business”
“Regulatory Overview - State-Level Overview & Compliance Summary”
“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - California”
“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - Connecticut”
“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - Florida”
“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - Illinois”
“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - Maine”
“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - Massachusetts”
“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - Michigan”
“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - New Hampshire”
“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - New Jersey”

“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - New York”
“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - Ohio”
“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - Oklahoma”
“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - Oregon”
“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - Pennsylvania”

Discuss the Company’s program for monitoring compliance with U.S. state law on an ongoing basis, outline internal compliance procedures and provide a positive statement indicating that the Company is in compliance with U.S. state law and the related licensing framework. Promptly disclose any non-compliance, citations or notices of violation which may have an impact on the Company’s license, business activities or operations.
“Regulatory Overview - State-Level Overview & Compliance Summary”

Industry Involvement	Specific Disclosure Necessary to Fairly Present all Material Facts, Risks and Uncertainties	Annual Report Cross Reference
U.S. Marijuana Issuers with indirect involvement in cultivation or distribution	Outline the regulations for U.S. states in which the Company’s investee(s) operate.
“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - California”
 “Regulatory Overview - The Regulatory Landscape on a U.S. State Level - Maine”
 “Regulatory Overview - The Regulatory Landscape on a U.S. State Level - Massachusetts”
 “Regulatory Overview - The Regulatory Landscape on a U.S. State Level - New Jersey”
 “Regulatory Overview - The Regulatory Landscape on a U.S. State Level - Ohio”
“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - Oklahoma”

Provide reasonable assurance, through either positive or negative statements, that the investee’s business is in compliance with applicable licensing requirements and the regulatory framework enacted by the applicable U.S. state. Promptly disclose any non-compliance, citations or notices of violation, of which the Company is aware, that may have an impact on the investee’s license, business activities or operations.

“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - California”
“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - Maine”
“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - Massachusetts”
“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - New Jersey”
“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - Ohio”
“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - Oklahoma”

U.S. Marijuana Issuers with material ancillary involvement
Provide reasonable assurance, through either positive or negative statements, that the applicable customer’s or investee’s business is in compliance with applicable licensing requirements and the regulatory framework enacted by the applicable U.S. state.

“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - Maine”
“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - Massachusetts”
“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - New Jersey”
“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - Ohio”
“Regulatory Overview - The Regulatory Landscape on a U.S. State Level - Oklahoma””

In accordance with Staff Notice 51-352, the Company will evaluate, monitor and reassess the foregoing disclosure, and any related risks, on an ongoing basis and any supplements or amendments hereto will be reflected in, and provided to, investors in public filings of the Company, including in the event of government policy changes or the introduction of new or amended guidance, laws or regulations regarding cannabis regulation. Any non-compliance, citations or notices of violation which may have a material impact on any subsidiary’s licenses, business activities or operations will be promptly disclosed by the Company.
The following chart sets out, for each of the subsidiaries and other entities through which the Company conducts its operations, the U.S. state(s) in which it operates, the nature of its operations (adult-use/medicinal), whether such activities carried on are direct, indirect or ancillary in nature (as such terms are defined in Staff Notice 51-352), the number of sales, cultivation and other licenses held by such entity and whether such entity has any operational cultivation or processing facilities.

State	Entity	Adult-Use / Medicinal	Direct / Indirect / Ancillary	Dispensary Licenses	Cultivation / Processing / Distribution Licenses	Operational Dispensaries	Operational Cultivation / Processing Facilities
California	CWG Botanicals, Inc.[2,3,5]	Adult-Use / Medicinal	Ancillary	—	3	—	1
	Kanna, Inc.	Adult-Use / Medicinal	Direct	1	—	—	—
	Gravenstein Foods LLC[4]	Adult-Use / Medicinal	Direct	—	1	—	—
Connecticut	D&B Wellness, LLC	Medicinal	Direct	1	—	1	—
	Prime Wellness of Connecticut, LLC	Medicinal	Direct	1	—	1	—
	Thames Valley Apothecary, LLC	Medicinal	Direct	1	—	1	—
Florida	Acreage Florida, Inc.	Medicinal	Direct	40	2	1	1
Illinois	In Grown Farms LLC 2	Adult-Use / Medicinal	Direct	—	1	—	1
	NCC LLC	Adult-Use / Medicinal	Direct	1	—	1	—
Maine	Wellness Connection of Maine[2]	Medicinal	Ancillary	4	1	4	1
Massachusetts	The Botanist, Inc.	Medicinal	Direct	3	1	1	1
Michigan	N/A	Medicinal	Direct	—	—	—	—
New Hampshire[2]	Prime Alternative Treatment Centers of NH, Inc.	Medicinal	Ancillary	1	1	1	1
New Jersey	Compassionate Care Foundation, Inc.[2]	Medicinal	Ancillary	3	1	2	1
New York	NYCANNA, LLC	Medicinal	Direct	4	1	4	1
Ohio	Greenleaf Apothecaries, LLC[2]	Medicinal	Ancillary	5	—	5	—
	Greenleaf Therapeutics, LLC[2]	Medicinal	Ancillary	—	1	—	—
	Greenleaf Gardens, LLC[2]	Medicinal	Ancillary	—	1	—	—
Oklahoma	Acreage OK Holdings, LLC[2]	Medicinal	Ancillary	—	2	—	—
	Acreage Relief Holdings OK, LLC[2]	Medicinal	Ancillary	1	—	—	—

State	Entity	Adult-Use / Medicinal	Direct / Indirect / Ancillary	Dispensary Licenses	Cultivation / Processing / Distribution Licenses	Operational Dispensaries	Operational Cultivation / Processing Facilities
Oregon	High Street Oregon, LLC	Adult-Use	Direct	2	1	2	1
	22nd & Burn, Inc.	Adult-Use	Direct	1	—	1	—
	The Firestation 23, Inc.	Adult-Use	Direct	1	—	1	—
	East 11th, Inc.	Adult-Use	Direct	1	—	1	—
	Gesundheit Foods LLC[4]	Adult-Use	Direct	0	2	0	1
Pennsylvania	Prime Wellness of Pennsylvania, LLC	Medicinal	Direct	0	1	0	1

Notes:

(1)	Michigan licenses are in the process of being granted by the state and municipalities - Acreage has a pending relationship in the state to develop our footprint there .

(2)
Acreage provides goods and/or services including but not limited to financing, management, consulting and/or administrative services with these license holders to assist in the operations of their cannabis businesses.

(3)	Separate grow/process licenses.

(4)	A distribution license has been issued in this U.S. state.

(5)	Acreage has entered into an agreement to acquire CWG. The acquisition remains subject to regulatory approval.

The above-noted licenses have been entered into in the ordinary course of business. The Company is not substantially dependent on any one such license and, as such, does not consider such licenses as material contracts.

State-Level Overview & Compliance Summary
While the Company and High Street are in compliance with the rules, regulations and license requirements governing each state in which the subsidiaries and contractual parties operate, there are significant risks associated with their business and the business of the subsidiaries and contractual parties. Further, the rules and regulations as outlined below are not a full complement of all the rules that the subsidiaries are required to follow in each applicable state.
Although each state has its own laws and regulations regarding the operation of cannabis businesses, certain of the laws and regulations are consistent across jurisdictions. As a general matter, to operate legally under state law, cannabis operators must obtain a license from the state and in certain states must also obtain local approval. In those states where local approval is required, local authorization is a prerequisite to obtaining state licenses, and local governments are permitted to prohibit or otherwise regulate the types and number of cannabis businesses allowed in their locality. The license application and license renewal processes are unique to each state. However, each state’s application process requires a comprehensive criminal history, regulatory history, financial and personal disclosures, coupled with stringent monitoring and continuous reporting requirements designed to ensure only good actors are granted licenses and that licensees continue to operate in compliance with the state regulatory program.
License applicants for each state must submit standard operating procedures describing how the operator will, among other requirements, secure the facility, manage inventory, comply with the state’s seed-to-sale tracking requirements, dispense cannabis, and handle waste, as applicable to the license sought. Once the standard operating procedures are determined compliant and approved by the applicable state regulatory agency, the licensee is required to abide by the processes described and seek regulatory agency approval before any changes to such procedures may be made. Licensees are additionally required to train their employees on compliant operations and are only permitted to transact with other legal and licensed businesses.
As a condition of each state’s licensure, operators must consent to inspections of the commercial cannabis facility as well as the facility’s books and records to monitor and enforce compliance with state law. Many localities have also enacted similar standards for inspections and have already commenced both site-visits and compliance inspections for operators who have received state temporary or annual licensure.
To strengthen the communication and transparency between High Street and its subsidiaries, High Street and its subsidiaries utilize a third-party enterprise compliance platform, which facilitates a regulatory document control workflow for each state and can issue alerts for time sensitive information requests for events such as license renewal or an impending inspection. The software features a robust auditing system that allows for both internal as well as third-party compliance auditing, covering all state, municipal, facility and operational requirements. The third-party software facilitates the implementation and maintenance of compliant operations and can track all required licensing maintenance criteria, which includes countdown features and automatically generated reminders for initiating renewals and required reporting. Though the Company and High Street strive to comply with all aspects of the required state regulations, they believe that the core to ensuring a comprehensive compliance program is to weigh the risk of each regulation and ensure on a regular basis that the operators are properly controlling these risks.

Acreage monitors the applicable rules and regulations of each state in which it has, indirectly through its subsidiaries, licenses, permits, or operations. Acreage maintains a database and tracks each license or permit held by its subsidiaries, showing the renewal date, inspection schedules, and the results of any regulatory inspection reports. Acreage enhances its compliance program through subscription to a web-based service that provides access to cannabis-related state, county, municipal and federal rules and regulations which organizes the laws into distinct categories (such as taxation, zoning, application and licensing, and packaging and labeling) and sorts them by license type (such as cultivation, dispensary and testing). Acreage will also monitor any action taken by its subsidiaries in response to a change of governing regulations or suggestions from regulators.

Acreage’s legal compliance team continually monitors and reviews correspondence and changes to, and updates of, rules or regulatory policies impacting Acreage and the operation of the businesses carried on by its subsidiaries in each U.S. state in which it has operations. Acreage has employed an experienced team of legal and compliance professionals with expertise in regulatory and corporate compliance to oversee its activities. The team led by the Company’s General Counsel, includes a former Assistant U.S. Attorney; a former SEC enforcement attorney and experienced compliance professional; and three experienced corporate attorneys and one paralegal. Acreage has a Director of Operational Compliance who oversees a team that focuses on state-by-state operational compliance issues. Acreage’s legal compliance team has implemented internal policies and procedures at corporate and subsidiary levels designed to mitigate any lapses in its overall infrastructure and facilitate compliance with relevant laws and regulations. Acreage strives to ensure its overall operations are in compliance with U.S. state law and the related licensing framework (see “Regulatory Framework - The Regulatory Landscape on a U.S. State Level). Marijuana remains a Schedule I controlled substance in the U.S. and therefore federally illegal. Acreage has not received any non-compliance citations or notices of violation which may have a material impact on its licenses, business activities or operations.
Acreage is classified as having a “direct,” “indirect” and “ancillary” involvement in the United States cannabis industry and it, each of its subsidiaries and, to the best of its knowledge, each entity through which it has ancillary involvement in the United States cannabis industry, is in compliance with applicable United States state law and related licensing requirements and the regulatory framework enacted by each of the states in which it has operations. The Company is not subject to any citations or notices of violation with applicable licensing requirements and the regulatory frameworks which may have a material impact on its licenses, business activities or operations. The Company uses reasonable commercial efforts to ensure that its business is in compliance with applicable licensing requirements and the regulatory frameworks enacted by each state, through the advice of its Director of Legal Compliance, and its Director of Compliance, who monitor and review its business practices and changes to U.S. federal and state enforcement priorities and rules. The Company’s General Counsel and his legal team work with external legal counsel to ensure that the Company is in on-going compliance with applicable state law. These advisors have provided legal advice to the subsidiaries regarding, among other things, (a) compliance with applicable state regulatory frameworks, and (b) potential exposure and implications arising from U.S. federal law. In addition, the Company has designated individuals with responsibility for overseeing day-to-day compliance at each facility in which the Company maintains operational control.
The Company will continue to use reasonable commercial efforts to ensure it is in compliance with applicable licensing requirements and the regulatory framework enacted in states where it conducts business by continuous review of its licenses and affirmation certifications from management. The Company has engaged state and local regulatory/compliance counsel engaged in jurisdictions in which it operates.
The Company has a commitment to training its personnel on the relevant issues in order to facilitate its overall compliance effort. The Company’s training program includes, among other items, the following topics:

•	importance of compliance with state and local laws

•	dispensing procedures

•	patient privacy

•	security and safety policies and procedures

•	inventory control

•	quality control

•	cash management and control

•	transportation procedures

The Company’s training program emphasizes security and inventory control to ensure strict monitoring of cannabis and inventory from delivery to sale or disposal. Only authorized, properly trained employees are allowed to access the Company’s computerized seed- to-sale system. All of the Company’s facilities are monitored 24-hours a day, seven days a week. Visitors to the facilities are only permitted in strict accordance with relevant state laws and appropriately monitored and logged in.
The Company’s compliance team closely monitors and promptly addresses all compliance notifications from the regulators and inspectors in each market, in an effort to resolve any issues identified on a timely basis. The Company keeps records of all compliance notifications received from the state regulators or inspectors and how and when the issue was resolved.
Further, the Company has created comprehensive standard operating procedures that include detailed descriptions and instructions for receiving shipments of inventory, inventory tracking, recordkeeping and record retention practices related to inventory, as well as procedures for performing inventory reconciliation and ensuring the accuracy of inventory tracking and recordkeeping. The Company maintains records of its inventory at all licensed facilities. Adherence to the Company’s standard operating procedures is mandatory and ensures that the Company’s operations are compliant with the rules set forth by the applicable state and local laws, regulations, ordinances, licenses and other requirements. The Company ensures adherence to standard operating procedures by regularly conducting internal inspections and is committed to ensuring any issues identified are resolved quickly and thoroughly.
In order to comply with industry best practices, despite the rescission of the Cole Memorandum, the Company continues to do the following to ensure compliance with the guidance provided by the Cole Memorandum:

•
Ensure the operations are compliant with all licensing requirements that are set forth with regards to cannabis operation by the applicable state, county, municipality, town, township, borough, and other political/administrative divisions. To this end, the Company uses its internal Legal Department including its Legal Compliance team and retains appropriately experienced legal counsel to conduct the necessary due diligence to ensure compliance of such operations with all applicable regulations;

•
The activities relating to cannabis business adhere to the scope of the licensing obtained. For example, in Florida only medical cannabis is permitted and therefore the products are only sold to patients who have the appropriate recommendation in the state registry and have a valid state-issued medical identification card;

•
The Company only works through licensed operators, which must pass a range of requirements, adhere to strict business practice standards and be subjected to strict regulatory oversight whereby sufficient checks and balances ensure that no revenue is distributed to criminal enterprises, gangs and cartels; and

•
The Company conducts reviews of products and product packaging to ensure that the products comply with applicable regulations and contain necessary disclaimers about the contents of the products to prevent adverse public health consequences from cannabis use and prevent impaired driving.

The Company will continue to monitor compliance on an ongoing basis in accordance with its compliance program and standard operating procedures. While the Company’s operations strive to be in compliance with all applicable state laws, regulations and licensing requirements, some of such activities remain illegal under United States federal law. For the reasons described above and the risks further described in Risk Factors below, there are significant risks associated with the business of the Company. See “Risk Factors”.
The Regulatory Landscape on a U.S. State Level

California

California Legislative History

In 1996, California voters passed Proposition 215, the Compassionate Use Act allowing physicians to legally recommend medical cannabis for patients who would benefit from cannabis. The Compassionate Use Act legalized the use, possession and cultivation of medical cannabis for a set of qualifying conditions including AIDS, anorexia, arthritis, cachexia, cancer and chronic pain. The law established a not-for-profit patient/caregiver system but there was no state licensing authority to oversee the businesses that emerged as a result.

In September 2015, the California legislature passed three bills, collectively known as the “Medical Marijuana Regulation and Safety Act”. The Medical Marijuana Regulation and Safety Act established a licensing and regulatory framework for the medical cannabis businesses in California. Multiple agencies oversee different aspects of the program and require businesses obtain a state license and local approval to operate.

In November 2016, voters in California passed Proposition 64, the Adult Use of Marijuana Act (“AUMA”) creating an adult-use cannabis program for individuals 21 years of age or older. AUMA contained conflicting provisions with the Medical Marijuana Regulation and Safety Act. Consequently, in June 2017, the California State Legislature passed Senate Bill No. 94, known as the Medicinal and Adult-Use Cannabis Regulation and Safety Act (“MAUCRSA”), which combined the Medical Marijuana Regulation and Safety Act and AUMA to provide a set of regulations to govern medical and adult-use licensing regime for cannabis businesses. The three agencies that regulate cannabis at the state level are: (a) the California Department of Food and Agriculture, via CalCannabis, which issues licenses to cannabis cultivators; (b) the California Department of Public Health, via the Manufactured Cannabis Safety Branch, which issues licenses to cannabis manufacturers; and (c) the California Department of Consumer Affairs, via the Bureau of Cannabis Control, which issues licenses to cannabis distributors, testing laboratories, retailers, and micro-businesses. These agencies also oversee the various aspects of implementing and maintaining California’s cannabis landscape, including the statewide track and trace system.

To legally operate a medical or adult-use cannabis business in California, the operator must have both local approval and a state license. This requires license holders to operate in cities with cannabis licensing and approval programs. Municipalities in California are authorized to determine the number of licenses they will issue to cannabis operators, or can choose to outright ban the cultivation, manufacturing or the retail sale of cannabis. MAUCRSA went into effect on January 1, 2018.

On May 18, 2018, the California Department of Consumer Affairs, the California Department of Public Health and the California Department of Food and Agriculture proposed to re-adopt their emergency cannabis regulations. The three licensing authorities proposed changes to the regulatory provisions to provide greater clarity to licensees and to address issues that have arisen since the emergency regulations went into effect in December 2017. Highlighted among the changes are that applicants may now complete one license application which will allow for both medical and adult-use cannabis activity. These emergency cannabis regulations were officially readopted on June 4, 2018 and came into effect on June 6, 2018. On January 16, 2019, California’s three state cannabis licensing authorities announced that the Office of Administrative Law officially approved state regulations for cannabis businesses. The final cannabis regulations took effect immediately and superseded the previous emergency regulations.

California Licenses

Although vertical integration across multiple license types is allowed under the state regulations, it is not required. CWG Botanicals, Inc. (“CWG”) holds three licenses in California and has received local approval to operate under such licenses. HSRC NorCal, LLC (“HSRC”), a subsidiary of the Company, has entered into a management or consulting services agreement with CWG but does not own or control CWG at this time. CWG holds cultivation/grow, manufacturing and distribution licenses. The manufacturing license is denoted as a Type 7 which provides CWG the authorization to manufacture cannabis products using volatile solvent as well as non-volatile extraction methods. Each license issued gives CWG the ability to operate as a medical and adult-use provider. Gravenstein Foods LLC (“Gravenstein”), a subsidiary of Form Factory, holds a temporary manufacturing license. The manufacturing license is denoted as a Type 6 which provides Gravenstein the authorization to manufacture cannabis products using only non-volatile extraction methods. On July 15, 2019, Kanna, Inc. (“Kanna”), a subsidiary of the Company, was awarded an Adult-Use and Medicinal - Retailer Provisional License, which allows Kanna to open a dispensary.

California License Types

Once an operator obtains local approval, the operator must obtain state licenses before conducting any commercial marijuana activity. There are 12 different license types that cover all commercial activity. License types 1-3 authorize the cultivation of medical and/or adult-use marijuana plants. Type 4 licenses are for nurseries that cultivate and sell clones and “teens” (immature marijuana plants that have established roots but require further vegetation prior to being sent into the flowering period). Type 6 and 7 licenses authorize manufacturers to process marijuana biomass into certain value-added products such as shatter or marijuana distillate oil with the use of volatile or non-volatile solvents, depending on the license type. Type 8 licenses are held by testing facilities who test samples of marijuana products and generate “certificates of analysis,” which include important information regarding the potency of products and whether products have passed or failed certain threshold tests for pesticide and microbiological contamination. Type 9 licenses are issued to “non-storefront” retailers, commonly called delivery services, who bring marijuana products directly to customers and patients at their residences or other chosen delivery location. Type 10 licenses are issued to storefront retailers, or dispensaries, which are open to the public and sell marijuana products onsite. Type 11 licenses are known as “Transport-Only” distribution licenses, and they allow the distributor to transport marijuana and marijuana products between licensees, but not to retailers. Type 12 licenses are issued to distributors who move marijuana and marijuana products to all license types, including retailers.

The below table lists the licenses issued to CWG, Gravenstein, and Kanna, Inc.:

Subsidiary	License Number	City	Expiration Date	Description
CWG Botanicals, Inc.	CCL18-0000104	Oakland	4/17/2021	Grow
CWG Botanicals, Inc.	CDPH- 10002775	Oakland	4/24/2021	Manufacturing
CWG Botanicals, Inc.	C11-0000434-LIC	Oakland	6/19/2020	Distribution
Gravenstein Foods LLC	CDPH-10003051	Oakland	5/1/2020(1)	Manufacturing
Kanna, Inc.	C10-0000419-LIC	Oakland	7/14/2020	Retailer

(1)	Renewal is in process.

In September 2018, the Governor of California approved the Senate Bill 1459 (“SB-1459”). SB-1459 created a new scheme of provisional licenses for cannabis operators. This provisional licensing scheme was essentially intended to replace the temporary licensing scheme. SB-1459 was necessary because the three main state cannabis licensing agencies - the Bureau of Cannabis Control (“BCC”), California Department of Public Health (“CDPH”), and California Department of Food and Agriculture (“CDFA”) - and localities which issue permits to cannabis operators, were all backlogged with numerous applications and couldn’t process all of the applications in time for applicants to get operational in 2018. The steps, per SB-1459 to obtain a provisional license are as follows: (1) an applicant must hold or previously have held a temporary license for the same commercial cannabis activity for which it seeks a provisional, and (2) the applicant must submit a completed annual license application and proof that California Environmental Quality Act (“CEQA”) compliance is underway. Provisional licenses last for 12 months and can be issued through the end of 2019.

Currently CWG holds one provisional license for distribution, one provisional license for manufacturing and one provisional license for cultivation. Gravenstein holds one provisional manufacturing license and is in the process of renewing such license with the CDPH. Kanna holds a provisional license for a dispensary and is in the process of renewing such license with the BCC. CWG, Gravenstein, and Kanna are in the process of filing for annual licenses for their respective licenses CalCannabis is live on Franwell Inc.’s Marijuana Enforcement Tracking Reporting Compliance (“METRC”) solution. Those license holders which have a provisional or annual license, must be compliant with METRC 30 days after receiving their licenses. An application for renewal of a cultivation license shall be submitted to the state at least 30 calendar days prior to the expiration date of the current license. A license holder that does not submit a completed license renewal application to the state within 30 calendar days after the expiration of the current license forfeits their eligibility to apply for a license renewal and, instead, would be required to submit a new license application. The license holders must ensure that no cannabis may be sold, delivered, transported or distributed by a producer from or to a location outside of the state.

Retail Compliance in California

California requires that certain warnings, images, and content information be printed on all marijuana packaging. BCC regulations also include certain requirements about tamper-evident and child-resistant packaging. Distributors and retailers are responsible for confirming that products are properly labeled and packaged before they are sold to a customer.

Consumers aged 21 and up may purchase marijuana in California from a dispensary with an “adult-use” license. Some localities still only allow medicinal dispensaries. Consumers aged 18 and up with a valid physician’s recommendation may purchase marijuana from a medicinal-only dispensary or an adult-use dispensary. Consumers without valid physician’s recommendations may not purchase marijuana from a medicinal-only dispensary. All marijuana businesses are prohibited from hiring employees under the age of 21.

California Record-keeping/Reporting

California has selected METRC as the T&T system used to track commercial cannabis activity. CWG uses a third-party platform, QuantumLeap, which feeds data to METRC to meet all reporting requirements.

Licensees are required to maintain records for at least seven years from the date a record is created. These records include: (a) a cultivation plan, (b) all supporting documentation for data or information input into the T&T system, (c) all unique identifiers (“UID”) assigned to product in inventory and all unassigned UIDs, (d) financial records related to the licensed commercial cannabis activity, including bank statements, tax records, sales invoices and receipts, and records of transport and transfer to other licensed facilities, (e) records related to employee training for the T&T system, and (f) permits, licenses, and other local authorizations to conduct the licensee’s commercial cannabis activity.

California Inventory/Storage

Each licensee is required to assign an account manager to oversee the T&T system. The account manager is fully trained on the system and is accountable to record all commercial cannabis activities accurately and completely. The licensee is expected to correct any data that is entered into the T&T system in error within three business days of discovery of the error.

The licensee is required to report information in the T&T system for each transfer of cannabis or non-manufactured cannabis products to, or cannabis or non-manufactured cannabis products received from, other licensed operators. Licensees must use the T&T system for all inventory tracking activities at a licensed premise, including, but not limited to, reconciling all on-premise and in-transit cannabis or non-manufactured cannabis product inventories at least once every 14 business days. The licensee must store cannabis and cannabis products in a secure place with locked doors.

California Security

A licensee is required to maintain an alarm system capable of detecting and signaling the presence of a threat requiring urgent attention and to which law enforcement are expected to respond. A licensee must also ensure a professionally qualified alarm company operator or one of its registered alarm agents installs, maintains, monitors, and responds to the alarm system.

The manufacturing and cultivation of cannabis must use a digital video surveillance system which runs 24 hours a day, seven days a week and effectively and clearly records images of the area under surveillance. Each camera must be placed in a location that clearly records activity occurring within 20 feet of all points of entry and exit on the licensed premises. The areas that will be recorded on the video surveillance system should include the following: (a) areas where cannabis goods are weighed, packed, stored, loaded, and unloaded for transportation, prepared, or moved within the premises, (b) limited-access areas, (c) security rooms, and (d) areas storing a surveillance-system storage device with at least one camera recording the access points to the secured surveillance recording area. Surveillance recordings must be kept for a minimum of 90 days.

California Transportation

Transporting cannabis goods between licensees and a licensed facility may only be performed by persons holding a distributor license. The vehicle or trailer used must not contain any markings or features on the exterior which may indicate or identify the contents or purpose. All cannabis products must be locked in a box, container, or cage that is secured to the inside of the vehicle or trailer. When left unattended, vehicles must be locked and secured. At a minimum, the vehicle must be equipped with an alarm system, motion detectors, pressure switches, duress, panic, and hold-up alarms.

California Inspections
All licensees are subject to annual and random inspections of their premises. Cultivators may be inspected by the California Department of Fish and Wildlife, the California Regional Water Quality Control Boards, and the California Department of Food and Agriculture. Manufacturers are subject to inspection by the California Department of Public Health, and Retailers, Distributors, Testing Laboratories, and Delivery services are subject to inspection by the Bureau of Cannabis Control. Inspections can result in notices to correct, or notices of violation, fines, or other disciplinary action by the inspecting agency.
Marijuana Taxes in California
Several types of taxes are imposed in California for adult use sale. As of January 1, 2020, the California Department of Tax and Fee Administration raised the tax rate on wholesale cannabis from 60% to 80%. Cultivators have the choice of being taxed at $9.65, per dry-weight ounce of cannabis flowers or $1.35 per ounce of wet-weight plants. Further, cultivators are required to pay $2.87 per ounce for cannabis leaves. California also imposes an excise tax of 15%. Cities and counties apply their sales tax along with the state’s excise and many cities and counties have also authorized the imposition of special cannabis business taxes which can range from 2% to 10% of gross receipts of the business.
The Company has retained legal counsel and/or other advisors in connection with California’s marijuana regulatory program. The Company has developed standard operating procedures for licenses who are operational.
U.S. Attorney Statements in California

To the knowledge of management of the Company, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in California.

Connecticut

Connecticut Legislative History

Connecticut’s Medical Marijuana Program (the “CT Program”) was enacted on June 1, 2012 with the signing into law of Act 12-55, the Act Concerning the Palliative Use of Marijuana (the “CT Act”). The CT Program protects patients and caregivers who hold valid medical cannabis registration cards from prosecution for possession of cannabis obtained from licensed dispensaries. Patients are eligible for a medical cannabis registration card if they have a qualifying debilitating medical condition, obtain a medical cannabis recommendation from a CT Program registered physician, and register as a qualified patient through the CT Program. In August 2018, the list of qualifying debilitating medical conditions was raised from 22 to 31 adding among other conditions, muscular dystrophy, chronic neuropathic pain and severe rheumatoid arthritis to the list which already included, among others, cancer, HIV/AIDS, Parkinson’s disease, and Multiple Sclerosis. In 2019, the list of qualifying conditions was expanded from 31 to 36 adding among other conditions, Tourette syndrome and intractable neuropathic pain that is unresponsive to standard medical treatments. Caregivers may register with the CT Program if they are designated by a qualifying patient, receive certification from a registered physician, and pass a criminal background check. The good standing of patients, caregivers, and physicians under the CT Program is subject to timely reporting and annual renewal requirements.

In April 2014, Connecticut’s Department of Consumer Protection (the “CT DCP”) initially approved six dispensary licenses. In January 2016, the CT DCP approved three additional dispensaries and in December 2018 the CT DCP approved nine additional dispensaries bringing the total to 18. Connecticut began accepting written certifications from physicians to qualify patients on October 1, 2012. As of May 24, 2020, there were approximately 41,203 patients certified to obtain cannabis through the CT Program.

Connecticut Licenses

The CT DCP is responsible for the CT Program and is authorized to issue dispensary and producer/grower licenses. Currently, the CT DCP has issued 18 dispensary and four producer/grower licenses. Three of the 18 dispensary licenses have been issued to a subsidiary.

The table below lists the licenses issued to the Company’s indirect subsidiaries operating in Connecticut:

Subsidiary	License number	City	Expiration Date	Description
D&B Wellness, LLC	MMDF.0000003	Bethel	5/13/2021	Dispensary Facility
Prime Wellness of Connecticut, LLC	MMDF.0000004	South Windsor	4/10/2021	Dispensary Facility
Thames Valley Apothecary, LLC	MMDF.0000005	Uncasville	4/15/2021	Dispensary Facility

Each license qualifies a dispensary to purchase medical cannabis in good faith from licensed medical cannabis producers and to dispense cannabis to qualifying patients or primary caregivers that are registered under the CT Program. Dispensary license holders are required to ensure that no cannabis is sold, delivered, transported, or distributed to a location outside of Connecticut. Under the CT Program, dispensary licenses are renewed annually. Renewal applications must be submitted 45 days prior to license expiration and any renewal submitted more than 30 days after expiration will not be renewed.

Connecticut Record-keeping/Reporting

Connecticut does not mandate use of any singular unified T&T system by which all dispensary license holders submit data directly to the state. Acreage’s license holders, D&B Wellness, LLC, d/b/a Compassionate Care Center of Connecticut, and Prime Wellness of Connecticut, LLC, use a third-party solution, THC BioTrack, to push data to the state in order to meet all reporting requirements. Thames Valley Apothecary, LLC (“Thames Valley”) uses Leaf Logix Technology as their third-party solution.

The CT Program provides strict guidelines for reporting via the license holder’s third-party T&T system. Every cannabis sale must be documented at the point of sale including recording the date and purchaser’s signature. At least once per day, all sales must be uploaded via the T&T system to the Connecticut Prescription Monitoring Program which accumulates and tracks medical cannabis purchases across all Connecticut dispensaries. The CT Program requires that records are kept for a minimum of three years.

Connecticut Inventory

Upon receipt of a cannabis product, each product must be cataloged and entered in the dispensary’s T&T system. The information required by the CT Program includes the quantity of product received, its lot number, expiration date, and strain. Only registered dispensary pharmacists may accept delivery of cannabis and related products. A delivery receipt for cannabis and cannabis products must be signed by the accepting dispensary pharmacist and be attached to the delivery manifest. Each delivery manifest must be kept on file for three years. Once per week, a count of cannabis product stock is to be conducted by a dispensary pharmacist which includes tracking the producer’s name, type and quantity of cannabis, and a summary of inventory findings. Any discrepancies must be rectified and documented. Any unrectified discrepancy must be disclosed to the dispensary manager who, if necessary, will notify the CT DCP. Annual controlled substance inventories are required to be conducted on a date specified by the dispensary manager and to be kept on file for three years.

Connecticut Storage/Security

The CT Program requires that dispensaries adhere to strict cannabis storage and security guidelines to maintain control against diversion, theft, and loss of cannabis or cannabis products. Each dispensary is required to (a) establish a security plan including approved safes for storage of all cannabis products, (b) maintain daily supplies of product in locked cabinets, (c) install safes accessible only to the dispensary pharmacist or manager, (d) utilize commercial grade motion detectors and video cameras in all areas that contain cannabis, and (e) install cameras directed at all safes, vaults, dispensing and sale areas, or any other area where cannabis is stored or handled.

Furthermore, the CT Act prescribes that dispensaries must retain and present all video upon request of the Connecticut Department of Public Health (“DPH”). Specifically, dispensaries must (a) make the latest 24 hours of video readily available for immediate viewing upon request of a state authorized representative, and (b) retain all videos for at least 30 calendar days. Additionally, dispensaries must install strategically placed duress and panic alarms, both silent and audible, that trigger a law enforcement response. Employees are also required to wear panic alarm buttons for an additional level of safety and security.

Connecticut Training & Education

All dispensary staff pharmacists must go through a training program on cannabis and cannabis products. Such training must include covering the chemical components of cannabis and use of ancillary cannabis delivery devices. Pharmacist training should prepare pharmacists how to best assess the needs of qualified patients during required new-patient private consultations. During such consultations, pharmacists are required to educate new patients on their qualified debilitating medical condition, allergies, medication profile, cannabis use, and cannabis delivery methods. Pharmacists have sole responsibility to recommend products based on the patients’ individual needs.

Like dispensary staff pharmacists, dispensary technicians and employees also must meet training guidelines as set forth by the CT Program. Dispensary technicians must be trained on professional conduct, ethics, patient confidentiality, and developments in the field of medical cannabis use, among other pertinent topics commensurate with the technician’s professional responsibilities. Dispensary employees, among other things, must be trained on the proper use of security measures and controls, procedures for responding to an emergency, and patient confidentiality. A record of all staff training and patient education must be maintained and made available for review at the request of the DPH.

Connecticut Inspections

For the purposes of supervision and enforcement of the CT Program, the Connecticut Commissioner of Consumer Protection is authorized to (i) enter, at reasonable times, any place, including a vehicle, in which marijuana is held, dispensed, sold, produced, delivered, transported, manufactured or otherwise disposed of, (ii) inspect within reasonable limits and in a reasonable manner, such place and all pertinent equipment, finished and unfinished material, containers and labeling, and all things in such place, including records, files, financial data, sales data, shipping data, pricing data, employee data, research, papers, processes, controls and facilities, and (iii) inventory any stock of marijuana therein and obtain samples of any marijuana or marijuana product, any labels or containers for marijuana, paraphernalia, and of any finished and unfinished material.

U.S. Attorney Statements in Connecticut

To the knowledge of management of the Company, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Connecticut.

Florida

Florida Legislative History

On June 16, 2014, the Florida state governor signed Senate Bill 1030, also known as the Compassionate Medical Cannabis Act of 2014 (“CMCA”). The CMCA legalized low THC for medical patients suffering from cancer or “a physical medical condition that chronically produces symptoms of seizures”, such as epilepsy, “or severe and persistent muscle spasms”. The CMCA requires physician approval and determination that no other satisfactory alternative treatment options exist for that patient. The CMCA also authorizes medical centers to conduct research on low THC cannabis.

On November 8, 2016, Amendment 2 was added to Florida’s state constitution. Amendment 2 protects qualifying patients, caregivers, physicians, and medical cannabis dispensaries and their staff from criminal prosecution or civil sanctions under Florida law. Amendment 2 also expanded the definition of debilitating diseases to include 12 conditions including HIV/AIDS, Crohn’s disease and post-traumatic stress disorder. Amendment 2 became effective on January 3, 2017. Amendment 2 provides a regulatory framework that requires licensed producers, which are statutorily defined as Medical Marijuana Treatment Centers (each, a “MMTC”), to cultivate, process and dispense medical cannabis in a vertically integrated marketplace.

Florida Licenses

Licenses are issued by the Florida Department of Health (“FDH”) and is overseen by the Office of Medical Marijuana Use (“OMMU”). Applicants are required to provide comprehensive business plans with demonstrated knowledge and experience on execution, detailed facility plans, forecasted performance and robust financial resources. Technical ability on plant and medical cannabis cultivation, infrastructure, processing, dispensing and safety are also assessed.

License holders are permitted to maintain one license. However, the one license allows the licensee to open one cultivation/processing site and an unlimited number of dispensaries. Each licensee is required to cultivate, process and dispense medical cannabis. The license permits the sale of derivative products produced from extracted cannabis plant oil as medical cannabis to qualified patients. As of May 15, 2020, there were 339,493 patients with an approved medical ID card, 22 approved medical cannabis treatment centers and 246 approved retail dispensing locations . Licensed medical cannabis treatment centers are authorized to cultivate, process and dispense medical cannabis.

On January 4, 2019, High Street completed the acquisition of Acreage Florida, Inc. (“Acreage Florida”) for $69 million, with $65 million paid in cash and $4 million paid by the issuance of 198,019 High Street Units, and assumed certain transaction expenses of the sellers. This disclosure supersedes previous disclosure regarding the completion of the acquisition of Acreage Florida. Acreage Florida acquired a cultivation and production facility in Sanderson, Florida, and has secured via lease agreements seven locations to build or remodel dispensaries in Hollywood, Spring Hill, Daytona, Orange Park, North Miami Beach and two locations in Miami. Acreage Florida opened its first dispensary in Spring Hill in March 2020.

Under its license, Acreage Florida is permitted to sell cannabis to those patients who are entered into Florida’s electronic medical marijuana use registry by a qualified physician and possess a state-issued medical marijuana identification card. The physician determines patient eligibility as well as the routes of administration (e.g. topical, oral, inhalation) and number of milligrams per day a patient is able to obtain under the program. The physician may order a certification for up to three 70-day supply limits of marijuana, following which the certification expires and a new certification must be issued by a physician. The number of milligrams dispensed, the category of cannabis (either low-THC or medical cannabis) and whether a delivery device such as a vaporizer has been authorized is all recorded in the registry for each patient transaction. On March 18, 2019, Governor Ron DeSantis signed SB 182 into law, repealing the ban on smoking medical cannabis. Patients and their doctors now have greater access to administer medical cannabis and to decide for themselves which mode of administration is best for them. SB 182 also allows patients to receive up to 2.5 ounces of whole flower cannabis every 35 days as recommended by their doctor and requires patients under the age of 18 to have a terminal condition and to get a second opinion from a pediatrician before smoking medical cannabis.

Dispensaries may be located in any location throughout the State of Florida as long as the local government has not issued a prohibition against MMTC dispensaries in their respective municipality. Provided there is not a ban, the Company may locate a dispensary in a site zoned for a pharmacy so long as the location is greater than 500 feet from a public or private elementary, middle, or secondary school.

Florida Reporting Requirements

Florida regulators require MMTCs to establish, maintain, and control a computer software tracking system that traces cannabis from seed to sale and allows real-time, 24-hour access by the OMMU to such data. The tracking system must allow for integration of other seed-to-sale systems and, at a minimum, include notification of certain events, including when marijuana seeds are planted, when marijuana plants are harvested and destroyed and when cannabis is transported, sold, stolen, diverted, or lost. Each medical marijuana treatment center shall use the seed-to-sale tracking system established by the department or integrate its own seed-to-sale tracking system with the seed-to-sale tracking system established by the department. Additionally, the OMMU also maintains a patient and physician registry and the licensee must comply with all requirements and regulations relative to the provision of required data or proof of key events to said system in order to retain its license. Florida requires all MMTCs to abide by representations made in their original application to the State of Florida. Any changes or expansions must be requested via an amendment or variance process.

Florida Licensing Requirements

Licenses issued by the FDH may be renewed biennially so long as the licensee continues to meet the requirements of the Florida Statute 381.986 and pays a renewal fee. License holders can only own one license within the State of Florida. MMTCs can operate an unlimited number of dispensaries. Applicants must demonstrate (and licensed MMTCs must maintain) that: (i) they have been registered to do business in the State of Florida for the previous five years, (ii) they possess a valid certificate of registration issued by the Florida Department of Agriculture & Consumer Services, (iii) they have the technical and technological ability to cultivate and produce cannabis, including, but not limited to, low-THC cannabis, (iv) they have the ability to secure the premises, resources, and personnel necessary to operate as an MMTC, (v) they have the ability to maintain accountability of all raw materials, finished products, and any by-products to prevent diversion or unlawful access to or possession of these substances, (vi) they have an infrastructure reasonably located to dispense cannabis to registered qualified patients statewide or regionally as determined by the OMMU, (vii) they have the financial ability to maintain operations for the duration of the two-year approval cycle, including the provision of certified financial statements to the OMMU, (viii) all owners, officers, board members and managers have passed a Level II background screening, inclusive of fingerprinting, and ensure that a medical director is employed to supervise the activities of the MMTC, and (ix) they have a diversity plan and veterans plan accompanied by a contractual process for establishing business relationships with veterans and minority contractors and/or employees. Upon approval of the application by the OMMU, the applicant must post a performance bond of up to US$5 million, which may be reduced to US$2 million once the licensee has served 1,000 patients.

Florida Inventory Storage

OMMU regulators require that the MMTC license holder establish, maintain, and control a computer software tracking system that traces cannabis from seed to sale and allows real-time, 24-hour access by the department to data from all MMTCs and cannabis testing laboratories. At a minimum, the T&T system will track when cannabis seeds are planted, harvested and destroyed, and when cannabis is transported, sold, stolen, diverted, or lost. The OMMU has not chosen a unified system. Therefore, the licensee can choose their own T&T system.

Florida Security

With respect to security requirements for cultivation, processing and dispensing facilities, a MMTC must maintain a fully operational alarm system that secures all entry points and perimeter windows, and is equipped with motion detectors, pressure switches, duress, panic and hold-up alarms. The MMTC must also have a 24-hour video surveillance system with the following features: (a) cameras positioned for the clear identification of persons and activities in controlled areas including growing, processing, storage, disposal and point-of-sale rooms, (b) cameras fixed on entrances and exits to the premises, and (c) ability to record images clearly and accurately together with the time and date. Facilities may not display products or dispense cannabis or cannabis delivery devices in the waiting area and may not dispense cannabis from its premises between the hours of 9:00 p.m. and 7:00 a.m. However, it may perform all other operations and deliver cannabis to qualified patients 24 hours a day.

Cannabis must be stored in a secured, locked room or a vault. A MMTC must have at least two employees, or two employees of a security agency, on the premises at all times where cultivation, processing, or storing of cannabis occurs. A cannabis transportation manifest must be maintained in any vehicle transporting cannabis or a cannabis delivery device. The manifest must be generated from the MMTC’s seed-to-sale tracking system. Further, a copy of the transportation manifest must be provided to the MMTC when receiving a delivery. Each MMTC must retain copies of all cannabis transportation manifests for at least three years. Cannabis and cannabis delivery devices must be locked in a separate compartment or container within the vehicle and employees transporting cannabis or cannabis delivery devices must always have their employee identification on them. Lastly, at least two people must be in a vehicle transporting cannabis, and at least one person must remain in the vehicle while the cannabis is physically delivered.

Florida Transportation
When transporting cannabis to dispensaries or to patients for delivery, a manifest must be prepared and transportation must be done using an approved vehicle. The cannabis must be stored in a separate, locked area of the vehicle and at all times there must be two people in a delivery vehicle. During deliveries, one person must remain with the vehicle. The delivery employees must at all times have identification badges. The manifest for all deliveries must be generated by the State approved tracking software. The manifest must include the following information: (i) departure date and time; (ii) name, address and license number of the originating MMTC; (iii) name and address of the receiving entity; (iv) the quantity, form and delivery device of the cannabis; (v) arrival date and time; (vi) the make, model and license plate of the delivery vehicle; and (vii) the name and signatures of the MMTC delivery employees. These manifests must be kept by the MMTC for inspection for at least three years. During the delivery, a copy of the manifest is also provided to the recipient.
Florida Inspections
The OMMU may conduct announced or unannounced inspections of MMTC’s to determine compliance with applicable laws and regulations. The OMMU is to inspect an MMTC upon receiving a complaint or notice that the MMTC has dispensed cannabis containing mold, bacteria, or other contaminants that may cause an adverse effect to humans or the environment. The OMMU is to conduct at least a biennial inspection of each MMTC to evaluate the MMTC’s records, personnel, equipment, security, sanitation practices, and quality assurance practices.
U.S. Attorney Statements in Florida
To the knowledge of management of the Company, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Florida.
Illinois

Illinois Legislative history

The Compassionate Use of Medical Cannabis Pilot Program Act (the “IL Medical Act”) was signed into law in August 2013 and took effect on January 1, 2014. The IL Medical Act provides medical cannabis access to registered patients who suffer from a list of over 40 medical conditions including epilepsy, cancer, HIV/AIDS, Crohn’s disease and post- traumatic stress disorder. As of April 9, 2019, approximately 61,200 patients have been registered under the IL Medical Act and are qualified to purchase cannabis and cannabis products from registered dispensaries. The program is expected to remain in a pilot stage through July 2020, at which point the IL Medical Act will be re-evaluated for future implementation.

On June 25, 2019, Illinois Gov. J.B. Pritzker signed into law the Cannabis Regulation & Tax Act (the “IL Adult Use Act” and, together with the IL Medical Act, the “IL Acts”), which permits persons 21 years of age or older to possess, use, and purchase limited amounts of cannabis for personal use. The IL Adult Use Act went into effect on January 1, 2020.

Illinois Licenses

Oversight and implementation under the Acts are divided among three Illinois state departments: the Department of Public Health (the “IL DPH”), the Department of Agriculture (the “IL DA”), and the Department of Financial and Professional Regulation (the “IL DFPR”). The IL DPH oversees the following IL Medical Act mandates: (a) establish and maintain a confidential registry of caregivers and qualifying patients authorized to engage in the medical use of cannabis, (b) distribute educational materials about the health risks associated with the abuse of cannabis and prescription medications, (c) adopt rules to administer the patient and caregiver registration program, and (d) adopt rules establishing food handling requirements for cannabis-infused products that are prepared for human consumption.

It is the responsibility of the IL DA to enforce the provisions of the IL Acts relating to the registration and oversight of cultivation centers and the responsibility of the IL DFPR to enforce the provisions of the IL Acts relating to the registration and oversight of dispensing organizations. The IL DPH, IL DA and IL DFPR may enter into inter-governmental agreements, as necessary, to carry out the provisions of the IL Acts.

Illinois has issued a limited amount of dispensary, producer/grower, and processing licenses. As of June 30, 2019, there were 55 licensed dispensaries and 22 licensed cultivators. NCC LLC (d/b/a Nature’s Care Company) (“NCC”), an indirect subsidiary of the Company, was awarded both medical and adult use cannabis dispensary licenses and In Grown Farms LLC 2 (“IGF”), an indirect subsidiary of the Company, was awarded both medical and adult-use cultivation licenses.

Under the IL Adult Use Act, medical cannabis operators have the ability to apply for “early approval” for adult use licenses. Medical dispensaries are permitted to apply for one adult use license at its medical dispensary site and one additional early approval license at a secondary site. NCC has applied for a same site adult use license for its Rolling Meadows dispensary and will apply for a secondary site license as well.

The table below lists the licenses issued to the subsidiaries:

Subsidiary	License number	City	Expiration	Description
NCC	DISP.000024	Rolling Meadows	1/22/2021	Medical Cannabis Dispensary Facility
NCC	AUDO.000050	Rolling Meadows	3/31/2021	Registered Adult Use Dispensing Organization
IGF	1503060729	Freeport	3/9/2020	Medical Cannabis Cultivation/ Processing Facility
IGF	1503060729-EA	Freeport	3/21/2021	Early Approval Adult Use Cultivation
IGF	1204-321	Freeport	12/31/2022	Registered Industrial Hemp Processor

Under the IL Medical Act, dispensary, grower, and processing licenses are valid for one year. After the initial term, licensees are required to submit renewal applications. Pursuant to the IL Act, registration renewal applications must be received 45 days prior to expiration and may be denied if the licensee has a history of non-compliance and penalties.

Under the IL Adult Use Act, an early approval adult use dispensing license is valid until March 31, 2021. Renewal applications and required fees must be submitted to the IL DFPR 60 days prior to expiration.

Illinois Dispensing Limitations

Dispensing organizations may not dispense more than 2.5 ounces of usable cannabis to qualifying patients, provisional patients, or designated caregivers during a period of 14 days, unless pre-approved by the IL DFPR.

Dispensing limitations for adult-use purchasers are as follows:

•	Illinois Residents: 30 grams of flower, 500 mg THC in cannabis infused products, and/or 5 grams of cannabis concentrate.

•	Non-Illinois Residents: 15 grams of flower, 250 mg THC in cannabis infused products, and/or 2.5 grams of cannabis concentrate.

Illinois Record-keeping/Reporting

Illinois uses the BioTrack THC T&T system to manage the flow of reported data between each licensee and the state. NCC also uses the T&T system to ensure all reporting requirements are met. Information processed through the T&T system must be maintained in a secure location at the dispensing organization for five years.

Licensees are mandated by the IL Acts to maintain records electronically and make them available for inspection by the IL DFPR upon request. Records that must be maintained and made available, as described in the IL Acts, include: (a) operating procedures, (b) inventory records, policies, and procedures, (c) security records, and (d) staffing plans. All dispensing organization records, including business records such as monetary transactions and bank statements, must be kept for a minimum of three years. Records of destruction and disposal of all cannabis not sold, including notification to the IL DFPR and State Police, must be retained at the dispensary organization for a period of not less than five years.

Illinois Inventory/Storage

The IL Acts have similar requirements regarding inventory tracking and storage. An organization’s agent-in-charge has primary oversight of the dispensing organization’s cannabis inventory control system. Under the IL Acts, a dispensary’s inventory control system must be real-time, web-based, and accessible by the IL DFPR 24 hours a day, seven days a week. The T&T system used by NCC complies with such requirements.

The inventory control system of a dispensing organization must record all cannabis sales, waste, and acquisitions. Specifically, the inventory system must track and reconcile through the T&T system each day’s cannabis beginning inventory, acquisitions, sales, disposal and ending inventory. Tracked information must include (a) product descriptions including the quantity, strain, variety and batch number of each product received, (b) the name and registry identification number of the permitted cultivation center providing the cannabis, (c) the name and registry identification number of the permitted cultivation center agent delivering the cannabis, (d) the name and registry identification number of the dispensing organization agent receiving the cannabis, and (e) the date of acquisition. Dispensary managers are tasked with conducting and documenting monthly audits of the dispensing organization’s daily inventory according to generally accepted accounting principles.

The inventory control system of a cultivator and processing organization must conduct a weekly inventory of cannabis stock, which includes at a minimum, the date of the inventory, a summary of the inventory findings, the name, signature and title of the individuals who conducted the inventory and the agent-in-charge who oversaw the inventory, and the product name and quantity of cannabis plants or cannabis-infused products at the facility. The record of all cannabis sold must include the date of sale, the name of the dispensary facility to which the cannabis was sold and the batch number, product name and quantity of cannabis sold.

In addition, the T&T permits NCC to set up separate sales reports for (i) sales to qualifying patients and (ii) sales to purchasers, and NCC uses such software to generate separate such reports as is required by the IL Adult Use Act.

Storage of cannabis and cannabis product inventory is also regulated by the IL Acts. Inventory must be stored on the dispensary’s licensed premises in a restricted access area. Appropriate storage temperatures, containers, and lighting are required to ensure the quality and purity of cannabis inventory is not adversely affected.

Illinois Security

Under the IL Acts, dispensaries must implement security measures to deter and prevent entry into and theft from restricted access areas containing either cannabis or currency. Mandated security measures include security systems, panic alarms, and locked doors or barriers between the facility’s entrance and limited access areas. Admission to the limited access areas must be restricted to only purchasers, registered qualifying patients, designated caregivers, principal officers, and agents conducting business with the dispensing organization. Visitors and persons conducting business with the licensee in limited access areas must always wear identification badges and be escorted by a licensee’s agent authorized to enter the restricted access area, and such persons must be pre-approved by the IL DFPR. A visitor’s log must be kept on-site and be maintained for five years.

The IL Acts provide that 24-hour video surveillance of both a licensee’s interior and exterior are required to be taken and kept for at least 90 days. Unless prohibited by law, video of all interior dispensary areas, including all points of entry and exit, safes, sales areas, and storage areas must be kept. Unobstructed video of the exterior perimeter, including the storefront, grow facility and the parking lot, must also be kept. Video surveillance cameras are required to be angled to allow for facial recognition and the capture of clear and certain identification of any person entering or exiting the dispensary area. Additionally, all video must be taken in lighting sufficient for clear viewing during all times of night or day. The IL Acts also require all security equipment to be inspected and tested within regular 30-day intervals.

Illinois Transportation

Prior to transporting any cannabis or cannabis-infused product, a cultivation facility must:

•	Complete a shipping manifest using a form prescribed by the IL DA; and

•
Securely transmit a copy of the manifest to the dispensary facility that will receive the products and to the IL DA before the close of business the day prior to transport. The manifest must be made available to the Illinois State Police upon request.

The cultivation facility shall maintain all shipping manifests and make them available at the request of the IL DA.

Cannabis products that are being transported shall:

•
Only be transported in a locked, safe and secure storage compartment that is part of the motor vehicle transporting the cannabis, or in a locked storage container that has a separate key or combination pad; and

•	Not be visible from outside the motor vehicle.

Any motor vehicle transporting cannabis is required travel directly from the cultivation facility to the dispensary facility, or a testing laboratory, and must not make any stops in between except to other dispensary facilities or laboratories, for refueling or in case of an emergency. A cultivation center shall ensure that all delivery times and routes are randomized. A cultivation center shall staff all transport motor vehicles with a minimum of two employees. At least one delivery team member shall remain with the motor vehicle at all times that the motor vehicle contains cannabis. Each delivery team member shall have access to a secure form of communication with personnel at the cultivation center and the ability to contact law enforcement through the 911 emergency system at all times that the motor vehicle contains cannabis. Each delivery team member shall possess his or her department issued identification card at all times when transporting or delivering cannabis and shall produce it for the IL DA or IL DA’s authorized representative or law enforcement official upon request.

Illinois Inspections
Dispensing organizations are subject to random and unannounced dispensary inspections and cannabis testing by the IL DFPR and Illinois State Police. The IL DFPR and its authorized representatives may enter any place, including a vehicle, in which cannabis is held, stored, dispensed, sold, produced, delivered, transported, manufactured or disposed of and inspect in a reasonable manner, the place and all pertinent equipment, containers and labeling, and all materials, data and processes, and inventory any stock of cannabis and obtain samples of any cannabis or cannabis product, any labels or containers for cannabis, or paraphernalia.
The IL DFPR may conduct an investigation of an applicant, application, dispensing organization, principal officer, dispensary agent, third party vendor or any other party associated with a dispensing organization for an alleged violation of the IL Acts or to determine qualifications to be granted a registration by the IL DFPR. The IL DFPR may require an applicant or dispensing organization to produce documents, records or any other material pertinent to the investigation of an application or alleged violations of the IL Act.
Cannabis cultivation centers are also subject to random inspections by the IL DA.
Guarantee of Cannabis and Cannabis-Infused Product Variety
The IL Adult Use Act requires that dispensing organizations maintain inventory from any one supplier representing greater than 40% of the dispensing organization’s total Inventory. NCC monitors inventory offered for sale on a weekly basis and ensure that no single cultivator’s products comprise more than 40% of the inventory offered for sale at NCC. NCC produces a periodic inventory report from BioTrackTHC to determine the inventory percentages of purchases by cultivator.
The IL Adult Use Act further requires that a dispensing organization have a policy to prioritize serving patients and other medical program participants over purchasers.
U.S. Attorney Statements in Illinois
To the knowledge of management of the Company, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Illinois. See “Risk Factors - The Company’s Business Activities are Illegal under U.S. Federal Law”.
Maine

Maine Legislative history

Maine has allowed qualified patients with specific conditions to grow for their own usage and possess limited amounts of medical cannabis since November 1999, but the law lacked any distribution mechanism. On November 3, 2009, Maine voters approved Question 5, which established dispensaries and caregivers are able to grow and dispense up to 2.5 oz. of medical grade cannabis every two weeks to persons with one of 17 debilitating and chronic medical conditions including HIV/AIDS, Crohn’s disease, cancer and post-traumatic stress disorder. The registered dispensaries and caregivers were regulated by the Maine Department of

Health and Human Services (“MDHHS”), but oversight was recently shifted to the Maine Department of Administrative and Financial Services (“MDAFS”).

In November 2016, Maine approved cannabis legalization at the ballot. On January 27, 2017, the legislature approved a moratorium on implementing parts of the law regarding retail sales and taxation until at least February 2018, giving time to resolve issues and promulgate rules. The portion of the law that allows persons over 21 years to grow six mature plants and possess, transport and gift up to 2.5 ounces became effective on January 30, 2017 (although this was limited to three mature plants in the 2018 legislation). A 17-member special legislative committee was formed to address the complex issues surrounding full implementation of the law. In April 2018, the Governor of Maine vetoed the bill to legalize cannabis for adult-use. However, in May 2018, Maine lawmakers overrode the Governor’s veto clearing the way for adult-use. In February 2019, MDAFS created the Office of Marijuana Policy (“OMP”) to oversee all aspects of adult-use marijuana. The OMP is currently in the process of drafting, in concert with their hired cannabis consultants, the rules that will establish govern an adult-use program. Furthermore, a mandatory “opt-in” mechanism allows municipalities to control whether they want retail cannabis establishments in their communities.

Maine Registration Certificates

The Maine Medical Use of Marijuana Program Rules and the enabling statute, the Maine Medical Use of Marijuana Act, govern the Maine Medical Use of Marijuana Program (“MMUMP”). The MDHHS was originally responsible for administering the MMUMP to ensure qualifying patients’ access to safe cannabis for medical use and was responsible for issuing dispensary registration certificates as well as caregiver certificates. The MMUMP through the MDHHS issued eight dispensary registration certificates. However, the MMUMP was transferred to the MDAFS in May 2018, as part of LD 1719, which implemented the adult-use program.

Northeast Patient Group d/b/a Wellness Connection of Maine (“WCM”), a contractual party and debtor of the Company, holds four of the eight vertically integrated dispensary certificates of registration.

The table below lists the certificates issued to WCM:

MSA Party	Certificate of Registration	City	Expiration Date	Description
WCM	DSP107	Portland	4/11/2021	Dispensary
WCM	DSP102	South Portland	9/16/2020	Dispensary
WCM	DSP103	Gardiner	12/22/2020	Dispensary
WCM	DSP108	Brewer	6/15/2020	Dispensary
WCM	DSP102	Auburn	9/16/2020	Cultivation

The Maine vertically integrated dispensary certificate of registration is valid for one year from the date of issuance. Each certificate of registration for dispensaries allows cultivation, processing and dispensing. WCM cultivates and processes at one centralized location for its four dispensaries. The cultivation facility and retail site of a dispensary must comply with all requirements and prohibitions of the Maine statutes and regulations. Failure to comply may result in enforcement action including, but not limited to, termination of the registration certificate. The dispensary must receive both state licensing and municipal approval.

The dispensary must submit an application for the renewal of a current registration certificate with all required documentation and the required fees 60 days prior to the expiration date. Failure to submit a timely, complete renewal packet may be grounds for denial of the renewal and may result in expiration of the registration certificate to operate the dispensary. Once the application is received and validated, an inspection is scheduled which is conditional for the renewal. The certificate of registration holders must ensure that no cannabis may be sold, delivered, transported or distributed by a producer from or to a location outside of Maine.

Maine Record-keeping/Reporting

Maine does not yet have a unified, mandatory T&T system, although one will be implemented through the development of the adult-use program. However, WCM tracks seed-to-sale via an integrated platform. Required information is forwarded to the MMUMP through email. The operating documents of a registered dispensary must include procedures to ensure accurate record keeping. Registered dispensaries must maintain at least the following: business records, including records of assets and liabilities, tax returns, contracts, monetary transactions, checks, invoices and vouchers which the dispensary keeps as its books of accounts. Business records also include the sales record that indicates the name of the qualifying patient or primary caregiver to whom cannabis has been distributed, sold or donated, including the quantity and form. The registered dispensary must also keep on file and available for MDHHS (now MDAFS) inspection upon request, a copy of each current patient’s registry identification, a copy of the medical provider written certification and the MMUMP approved dispensary designation form. All business records must be available upon request by the MDHHS (now MDAFS) and maintained and retained for six years.

Maine Inventory/Storage

All cultivation facilities for medical use are restricted to cultivating in an enclosed, locked facility or area. Cannabis at a registered dispensary must be kept under double lock and inventoried daily by two cardholders. Each patient’s transactions are recorded and controlled in the POS system to prevent any patient to access more than the allowed limit. WCM monitors inventory daily and reports inventory supply monthly.

Maine Security

Cultivation of cannabis for medical use requires implementation of appropriate security measures to discourage theft of cannabis, ensure safety and prevent unauthorized entrance to a cultivation site in accordance with the MMUMP statute and rules. Requirements include but are not limited to an enclosed, locked facility and enclosed outdoor areas must have durable locks to discourage theft and unauthorized entrance.

Registered dispensaries must implement appropriate security measures to deter and prevent unauthorized entrance into areas containing cannabis and the theft of cannabis at the registered dispensary and the grow location for the cultivation of cannabis. Security measures to protect the premises, the public, qualifying patients, primary caregivers and principal officers, board members and employees of the registered dispensary must include, but are not limited to (a) on-site parking, (b) exterior lighting sufficient to deter nuisance activity and facilitate surveillance, (c) devices or a series of devices, including, but not limited to, a signal system interconnected with a radio frequency method such as cellular, private radio signals, or other mechanical or electronic device to detect an unauthorized intrusion, and (d) interior electronic monitoring, video cameras, and panic buttons. Electronic monitoring and video camera recordings must be maintained by the dispensary and cultivation facility a minimum of 14 days.

Maine Inspections

Registered dispensaries, including all retail and cultivation locations, are subject to inspection at least annually by the MDAFS in accordance with this rule and the statute. Submission of an application for a dispensary registration certificate constitutes permission for entry and inspection of dispensary locations. Failure to cooperate with required inspections may be grounds to revoke the dispensary's registration certificate. During an inspection, the MDAFS may identify violations of this rule, the statute and the dispensary's policies and procedures. The dispensary shall receive written notice of the nature of the violations. The dispensary shall notify the MDAFS in writing with a postmark date within ten business days of the date of the notice of violations and identify the corrective actions taken and the date of the correction.

During an inspection, the MDAFS shall (1) collect soil and plant samples, and samples of products containing marijuana prepared at the dispensary, (2) place the dispensary's registration number on each sample container, (3) label the sample containers with the description and quantity of its content, (4) seal sample containers, and (5) have dispensary and MDAFS staff initial each sample container.

U.S. Attorney Statements in Maine
To the knowledge of management of the Company, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Maine. See “Risk Factors - The Company’s Business Activities are Illegal under U.S. Federal Law”.

Massachusetts

Massachusetts Legislative history

The Massachusetts Medical Use of Marijuana Program (the “MA Program”) was formed pursuant to the Act for the Humanitarian Medical Use of Marijuana (the “MA ACT”). The MA Program allows registered persons to purchase medical cannabis and applies to any patient, personal caregiver, Registered Marijuana Dispensary (each, a “RMD”), and RMD agent that qualifies and registers under the MA Program. To qualify, patients must suffer from a debilitating condition as defined by the MA Program. Currently there are eight conditions that allow a patient to acquire cannabis in Massachusetts, including AIDS/HIV, ALS, cancer and Crohn’s disease. As of May 31, 2019, which is the most recent date the MA Program has provided data, approximately 59,000 patients have been registered to purchase medical cannabis products in Massachusetts. The MA Program is administrated by the Department of Public Health, Bureau of Health Care Safety and Quality.

In November 2016, Massachusetts voted affirmatively on a ballot petition to legalize and regulate cannabis for adult-use. The Massachusetts legislature amended the law on December 28, 2016, delaying the date adult-use cannabis sales would begin by six months. The delay allowed the legislature to clarify how municipal land-use regulations would treat the cultivation of cannabis and authorized a study of related issues. After further debate, the state House of Representatives and state Senate approved H.3818 which became Chapter 55 of the Acts of 2017, An Act to Ensure Safe Access to Marijuana, and established the Cannabis Control Commission. The CCC consists of five commissioners and regulates the Massachusetts Recreational Marijuana Program. Adult-use of cannabis in Massachusetts started in July 2018.

Massachusetts Licenses

Under the MA Program, RMDs are heavily regulated. Vertically integrated RMDs grow, process, and dispense their own cannabis. As such, each RMD is required to have a retail facility as well as cultivation and processing operations, although retail operations may be separate from grow and cultivation operations. A RMD’s cultivation location may be in a different municipality or county than its retail facility. RMD’s are required to be Massachusetts non-profit corporations.

The MA Program mandates a comprehensive application process for RMDs. Each RMD applicant must submit a Certificate of Good Standing, comprehensive financial statements, a character competency assessment, and employment and education histories of the senior partners and individuals responsible for the day-to-day security and operation of the RMD. Municipalities may individually determine what local permits or licenses are required if an RMD wishes to establish an operation within its boundaries.

The table below lists the licenses issued to the subsidiaries and entities operating in Massachusetts with which the Company has a consulting services agreement:

Subsidiary	License Number	City	Expiration Date	Description
The Botanist, Inc.	RMD-905	Sterling	5/17/2020	RMD Cultivation/Processing
The Botanist, Inc.	RMD-905	Worcester	5/17/2020	RMD Dispensary
The Botanist, Inc.	Provisional	Leominster	Not applicable	RMD Dispensary
The Botanist, Inc.	Provisional	Shrewsbury	Not applicable	RMD Dispensary

Effective as of February 13, 2020, South Shore Biopharma, LLC and MA RMD SVCS, LLC, subsidiaries of the Company, entered into termination and separation agreements with PCMV and Health Circle, respectively. SSBP previously entered into a termination and separation agreement with Mass Medi Spa, Inc. Following termination, PCMV and Health Circle still have notes outstanding to the Company for all amounts previously advanced by the Company. As of the date hereof, notes payable of approximately $6 million and $4.3 million remain outstanding for PCMV and Health Circle, respectively.

Each Massachusetts dispensary, grower and processor license is valid for one year and must be renewed no later than 60 calendar days prior to expiration. As in other states where cannabis is legal, the CCC can deny or revoke licenses and renewals for multiple reasons, including (a) submission of materially inaccurate, incomplete, or fraudulent information, (b) failure to comply with any applicable law or regulation, including laws relating to taxes, child support, workers compensation and insurance coverage, (c) failure to submit or implement a plan of correction (d) attempting to assign registration to another entity, (e) insufficient financial resources, (f) committing, permitting, aiding, or abetting of any illegal practices in the operation of the RMD, (g) failure to cooperate or give information to relevant law enforcement related to any matter arising out of conduct at an RMD, and (h) lack of responsible RMD operations, as evidenced by negligence, disorderly or unsanitary facilities or permitting a person to use a registration card belonging to another person. Additionally, license holders must ensure that no cannabis is sold, delivered, or distributed by a producer from or to a location outside of this state.

Massachusetts Dispensary Requirements (Medical)

A RMD is to follow its written and approved operation procedures in the operation of its dispensary locations. Operating procedures shall include (i) security measures in compliance with the MA Program; (ii) employee security policies including personal safety and crime prevention techniques; (iii) hours of operation and after-hours contact information; (iv) a price list for marijuana; (v) storage protocols in compliance with state law; (vi) a description of the various strains of marijuana that will be cultivated and dispensed, and the forms that will be dispensed; (vii) procedures to ensure accurate recordkeeping including inventory protocols; (viii) plans for quality control; (ix) a staffing plan and staffing records; (x) diversion identification and reporting protocols; and (xi) policies and procedures for the handling of cash on RMD premises including storage, collection frequency and transport to financial institutions. The siting of dispensary locations is expressly subject to local/municipal approvals pursuant to state law, and municipalities control the permitting application process that a RMD must comply with. More specifically, a RMD is to comply with all local requirements regarding siting, provided however that if no local requirements exist, a RMD shall not be sited within a radius of 500 feet of a school, daycare center, or any facility in which children commonly congregate. The 500-foot distance under this section is measured in a straight line from the nearest point of the facility in question to the nearest point of the proposed RMD. The MA Program requires that RMDs limit their inventory of seeds, plants, and useable marijuana to reflect the projected needs of registered qualifying patients. A RMD may only dispense to a registered qualifying patient who has a current valid certification.

Massachusetts Record-keeping/Reporting (Medical)

Massachusetts uses METRC as the T&T system. Individual licensees, whether directly or through a third-party application programming interface (an “API”), are required to push data to the state to meet all reporting requirements. Each of Health Circle, Inc., Mass Medi-Spa, Inc., Patient Centric Martha’s Vineyard, Ltd. and The Botanist, Inc. use or will use METRC to capture and send all required data points for cultivation, manufacturing, and retail as required by applicable law.

The MA Program requires that RMD records be readily available for inspection by the Department of Health upon request. Among the records that are required to be maintained and made available are: (a) operating procedures, (b) inventory records, and (c) seed-to-sale tracking records for all cannabis and cannabis infused products.

Massachusetts Inventory/Storage (Medical)

Through the T&T system, RMDs are required to record all actions related to each individual cannabis plant. This robust inventorying requirement includes tracking how each plant is handled and processed from seed and cultivation, through growth, harvest and preparation of cannabis infused products, if any, to final sale of finished products. This system must chronicle every step, ingredient, activity, transaction, and dispensary agent, registered qualifying patient, or personal caregiver who handles, obtains, or possesses the product. To meet this tracking requirement, the inventory tracking process is mandated to utilize unique plant and batch identification numbers. Besides capturing all processes associated with each cannabis plant, RMDs must also establish and abide by inventory controls and procedures for conducting inventory reviews and comprehensive inventories of cultivating, finished, and stored cannabis products. To ensure inventories are accurate, RMDs are not only required to conduct monthly inventories but also to compare monthly inventories to the T&T system records.

The MA Program requires all cannabis and cannabis infused products be securely stored. RMDs must ensure that all safes, vaults, and other equipment or areas used for the production, cultivation, harvesting, processing, or storage of cannabis and cannabis infused products are securely locked and protected against unauthorized entry. The MA Program also specifies that limited access areas, accessible only to authorized personnel, must be established in each dispensary. Furthermore, only the minimum number of employees essential to business operations may be given access to the limited access areas.

Massachusetts Security (Medical)

Adequate security systems that prevent and detect diversion, theft, or loss of cannabis are required of each RMD under the MA Program. Such security systems must utilize commercial grade equipment and are required to include (a) a perimeter alarm on all entry and exit points and perimeter windows, (b) a failure notification system that provides an audible, text, or visual notification of any failure in the surveillance system, and (c) a duress alarm, panic alarm, or holdup alarm connected to local public safety or law enforcement authorities.

To ensure RMDs meet the rigorous security standards laid out by the MA Program, use of surveillance cameras is mandated. RMDs must install video cameras in the following areas: (a) all areas that may contain cannabis, (b) all points of entry and exit, and (c) in any parking lot. Video cameras must be appropriate for the lighting conditions of the area under surveillance. Interior video cameras must be directed at all safes, vaults, sales areas, and areas where cannabis is cultivated, harvested, processed, prepared, stored, handled, or dispensed. Video surveillance is required to be operational 24 hours a day, seven days a week and all recordings must be retained for at least 90 calendar days.

Massachusetts Transportation (Medical)

The MA Program regulates the means and methods by which cannabis is transported. A RMD transporting cannabis must ensure the product is in a secure, locked storage compartment. If a cannabis establishment, pursuant to a cannabis transporter license is transporting cannabis products for more than one cannabis establishment at a time, the cannabis products for each cannabis establishment must be kept in separate locked storage compartments during transportation and separate manifests are required for each cannabis establishment. Vehicles transporting cannabis must be equipped with an approved alarm system and functioning heating and air conditioning systems appropriate for maintaining correct temperatures for storage of cannabis products. Additionally, cannabis products may not be visible from outside the vehicle and RMDs must ensure that all transportation times and routes are randomized. Cannabis and cannabis infused products may not be transported outside Massachusetts.

Massachusetts CCC Inspections (Medical)
The CCC or its agents may inspect a RMD and affiliated vehicles at any time without prior notice. A RMD shall immediately upon request make available to the CCC information that may be relevant to a CCC inspection, and the CCC may direct a RMD to test marijuana for contaminants. Any violations found will be noted in a deficiency statement that will be provided to the RMD, and the RMD shall thereafter submit a Plan of Correction to the CCC outlining with particularity each deficiency and the timetable and steps to remediate the same. The CCC shall have the authority to suspend or revoke a certificate of registration in accordance with 935 CMR 501.510 of the Regulation of adult-use cannabis in Massachusetts.
Regulation of the Adult Use Cannabis Market in Massachusetts
Adult-use (recreational) marijuana has been legal in Massachusetts since December 15, 2016, following a ballot initiative in November of that year. The CCC, a regulatory body created in 2018, licenses adult use cultivation, processing and dispensary facilities (collectively, “Marijuana Establishments”) pursuant to 935 CMR 500.000 et seq. The first adult-use marijuana facilities in Massachusetts began operating in November 2018.
Massachusetts Licensing Requirements (Adult-Use)
Many of the same application requirements exist for a Marijuana Establishment license as a RMD application, and each owner, officer or member must undergo background checks and fingerprinting with the CCC. Applicants must submit the location and identification of each site, and must establish a property interest in the same, and the applicant and the local municipality must have entered into a host agreement authorizing the location of the adult-use Marijuana Establishment within the municipality, and said agreement must be included in the application. Applicants must include disclosure of any regulatory actions against it by the Commonwealth of Massachusetts, as well as the civil and criminal history of the applicant and its owners, officers, principals or members. The application must include the RMD applicant’s plans for separating medical and adult-use operations, proposed timeline for achieving operations, liability insurance, business plan, and a detailed summary describing and/or updating or modifying the RMD’s existing medical marijuana operating policies and procedures for adult-use including security, prevention of diversion, storage, transportation, inventory procedures, quality control, dispensing procedures, personnel policies, record keeping, maintenance of financial records and employee training protocols.
No person or entity may own more than 10% or “control” more than three licenses in each Marijuana Establishment class (i.e., marijuana retailer, marijuana cultivator, marijuana product manufacturer). Additionally, there is a 100,000 square foot cultivation canopy for adult-use licenses; however, there is no canopy restriction for RMD license holders relative to their cultivation facility.
Massachusetts Dispensary Requirements (Adult-Use)
Marijuana retailers are subject to certain operational requirements in addition to those imposed on marijuana establishments generally. Dispensaries must immediately inspect patrons’ identification to ensure that everyone who enters is at least twenty-one years of age. Dispensaries may not dispense more than one ounce of marijuana or five grams of marijuana concentrate per transaction. Point-of-sale systems must be approved by the CCC, and retailers must record sales data. Records must be retained and available for auditing by the CCC and Department of Revenue. Dispensaries must also make patient education materials available to patrons. Such materials must include:

•
A warning that marijuana has not been analyzed or approved by the FDA, that there is limited information on side effects, that there may be health risks associated with using marijuana, and that it should be kept away from children;

•	A warning that when under the influence of marijuana, driving is prohibited by M.G.L. c. 90, § 24, and machinery should not be operated;

•	Information to assist in the selection of marijuana, describing the potential differing effects of various strains of marijuana, as well as various forms and routes of administration;

•	Materials offered to consumers to enable them to track the strains used and their associated effects;

•	Information describing proper dosage and titration for different routes of administration, with an emphasis on using the smallest amount possible to achieve the desired effect;

•	A discussion of tolerance, dependence, and withdrawal;

•	Facts regarding substance abuse signs and symptoms, as well as referral information for substance abuse treatment programs;

•	A statement that consumers may not sell marijuana to any other individual;

•	Information regarding penalties for possession or distribution of marijuana in violation of Massachusetts law; and

•	Any other information required by the CCC.
Massachusetts Security and Storage Requirements (Adult-Use)
Each marijuana establishment must implement sufficient safety measures to deter and prevent unauthorized entrance into areas containing marijuana and theft of marijuana at the establishment. Security measures taken by the establishments to protect the premises, employees, consumers and general public shall include, but not be limited to, the following:

•
Positively identifying individuals seeking access to the premises of the Marijuana Establishment or to whom or marijuana products are being transported pursuant to 935 CMR 500.105(14) to limit access solely to individuals 21 years of age or older;

•
Adopting procedures to prevent loitering and ensure that only individuals engaging in activity expressly or by necessary implication permitted by these regulations and its enabling statute are allowed to remain on the premises;

•	Disposing of marijuana in accordance with 935 CMR 500.105(12) in excess of the quantity required for normal, efficient operation as established within 935 CMR 500.105;

•	Securing all entrances to the Marijuana Establishment to prevent unauthorized access;

•
Establishing limited access areas pursuant to 935 CMR 500.110(4), which shall be accessible only to specifically authorized personnel limited to include only the minimum number of employees essential for efficient operation;

•	Storing all finished marijuana products in a secure, locked safe or vault in such a manner as to prevent diversion, theft and loss;

•
Keeping all safes, vaults, and any other equipment or areas used for the production, cultivation, harvesting, processing or storage of marijuana products securely locked and protected from entry, except for the actual time required to remove or replace marijuana;

•	Keeping all locks and security equipment in good working order;

•	Prohibiting keys, if any, from being left in the locks or stored or placed in a location accessible to persons other than specifically authorized personnel;

•	Prohibiting accessibility of security measures, such as combination numbers, passwords or electronic or biometric security systems, to persons other than specifically authorized personnel;

•	Ensuring that the outside perimeter of the marijuana establishment is sufficiently lit to facilitate surveillance, where applicable;

•	Ensuring that all marijuana products are kept out of plain sight and are not visible from a public place without the use of binoculars, optical aids or aircraft;

•
Developing emergency policies and procedures for securing all product following any instance of diversion, theft or loss of marijuana, and conduct an assessment to determine whether additional safeguards are necessary;

•	Developing sufficient additional safeguards as required by the CCC for marijuana establishments that present special security concerns; and

•
Sharing the marijuana establishment's security plan and procedures with law enforcement authorities and fire services and periodically updating law enforcement authorities and fire services if the plans or procedures are modified in a material way.

•	Marijuana must be stored in special limited access areas, and alarm systems must meet certain technical requirements, including the ability to record footage to be retained for at least 90 days.

Massachusetts Transportation Requirements (Adult-Use)
Marijuana products may only be transported between licensed marijuana establishments by registered marijuana establishment agents. A licensed marijuana transporter may contract with a licensed marijuana establishment to transport that licensee's marijuana products to other licensed establishments. The originating and receiving licensed establishments shall ensure that all transported marijuana products are linked to the seed-to-sale tracking program. For the purposes of tracking, seeds and clones will be properly tracked and labeled in a form and manner determined by the CCC. Any marijuana product that is undeliverable or is refused by the destination marijuana establishment shall be transported back to the originating establishment. All vehicles transporting marijuana products shall be staffed with a minimum of two marijuana establishment agents. At least one agent shall remain with the vehicle at all times that the vehicle contains marijuana or marijuana products. Prior to the products leaving a marijuana establishment for the purpose of transporting marijuana products, the originating marijuana establishment must weigh, inventory, and account for, on video, all marijuana products to be transported. Within eight hours after arrival at the destination marijuana establishment, the destination establishment must re-weigh, re-inventory, and account for, on video, all marijuana products transported. When videotaping the weighing, inventorying, and accounting of marijuana products before transportation or after receipt, the video must show each product being weighed, the weight, and the manifest. Marijuana products must be packaged in sealed, labeled, and tamper or child-resistant packaging prior to and during transportation. In the case of an emergency stop during the transportation of marijuana products, a log must be maintained describing the reason for the stop, the duration, the location, and any activities of personnel exiting the vehicle. A marijuana establishment or a marijuana transporter transporting marijuana products is required to ensure that all transportation times and routes are randomized. An establishment or transporter transporting marijuana products shall ensure that all transport routes remain within Massachusetts. All vehicles and transportation equipment used in the transportation of cannabis products or edibles requiring temperature control for safety must be designed, maintained, and equipped as necessary to provide adequate temperature control to prevent the cannabis products or edibles from becoming unsafe during transportation, consistent with applicable requirements pursuant to 21 CFR 1.908(c).
Vehicles used for transport must be owned or leased by the marijuana establishment or transporter, and they must be properly registered, inspected, and insured in Massachusetts. Marijuana may not be visible from outside the vehicle, and it must be transported in a secure, locked storage compartment. Each vehicle must have a global positioning system, and any agent transporting marijuana must have access to a secure form of communication with the originating location.
Massachusetts CCC Inspections
The CCC or its agents may inspect a marijuana establishment and affiliated vehicles at any time without prior notice in order to determine compliance with all applicable laws and regulations. All areas of a marijuana establishment, all marijuana establishment agents and activities, and all records are subject to such inspection. Marijuana establishments must immediately upon request make available to the Commission all information that may be relevant to a CCC inspection, or an investigation of any incident or complaint. A marijuana establishment must make all reasonable efforts to facilitate the CCC's inspection, or investigation of any incident or complaint, including the taking of samples, photographs, video or other recordings by the CCC or its agents, and to facilitate the CCC's interviews of marijuana establishment agents. During an inspection, the CCC may direct a Marijuana Establishment to test marijuana for contaminants as specified by the CCC, including but not limited to mold, mildew, heavy metals, plant-growth regulators, and the presence of pesticides not approved for use on marijuana by the Massachusetts Department of Agricultural Resources.
Moreover, the CCC is authorized to conduct a secret shopper program to ensure compliance with all applicable laws and regulations.

U.S. Attorney Statements in Massachusetts
On July 10, 2018, the U.S. Attorney for the District of Massachusetts, Andrew Lelling, issued a statement regarding the legalization of adult-use marijuana in Massachusetts. Mr. Lelling stated that since he has a constitutional obligation to enforce the laws passed by Congress, he would not immunize the residents of Massachusetts from federal law enforcement. He did state, however, that his office’s resources would be primarily focused on combating the opioid epidemic. He stated that considering those factors and the experiences of other states that have legalized adult-use marijuana, his office’s enforcement efforts would focus on the areas of (i) overproduction, (ii) targeted sales to minors and (iii) organized crime and interstate transportation of drug proceeds.
To the knowledge of management of the Company, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Massachusetts. See “Risk Factors - The Company’s Business Activities are Illegal under U.S. Federal Law”.

Michigan

Michigan Legislative History

In 2008, the Michigan Compassionate Care Initiative established a medical cannabis program for serious and terminally ill patients. This program, which was approved by the House but not acted upon and defaulted to a public initiative on the November ballot. Proposal 1 was approved by 63% of voters on November 8, 2008. Proposal 1 was then written into law and approved by Michigan’s lawmakers in December 2008. The resulting Act became the Michigan Medical Marihuana Act (“MMMA”).

In 2016, the Michigan legislature passed two new acts and also amended the original MMMA. The first act, amended effective January 1, 2019, establishes a licensing and regulation framework for medical marihuana growers, processors, secure transporters, provisioning centers, and safety compliance facilities. The second act establishes a “seed-to-sale” system to track marihuana that is grown, processed, transferred, stored, or disposed of under the Medical Marihuana Facilities Licensing Act.

The Bureau of Medical Marihuana Regulation is responsible for the oversight of medical cannabis in Michigan and consists of the Medical Marihuana Facility Licensing Division and the Michigan Medical Marihuana Program Division. The MMMA provides access to state residents to cannabis and cannabis related products under one of 11 debilitating conditions, including epilepsy, cancer, HIV/AIDS, cancer and post-traumatic stress disorder. In July 2018, the Medical Marihuana Facility Licensing Division approved 11 additional conditions to the list of aliments to qualify for medical cannabis. The additional 11 include chronic pain, colitis and spinal cord injury.

On July 3, 2019, the Marijuana Regulatory Agency for Michigan promulgated “Emergency Rules for Adult-Use Marihuana Establishments.” On December 1st, 2019, adult-use cannabis sales in commenced.

Michigan Licenses

Blue Tire Holdings, LLC (“BTH”) has engaged in discussions with various municipalities in Michigan to secure municipal approval for operating regulated cannabis businesses using these real estate assets and currently holds municipal licenses for dispensary operations in key cities throughout the state including: Detroit, Bay City, Battle Creek, Lansing, and Ann Arbor. Real estate assets have been secured in strategic locations, including a 55,000 square foot facility in Flint that will serve as a large- scale, mixed-use indoor facility to cultivate high-end cannabis, provide manufacturing and packaging services and to serve as a flagship retail location. Real estate assets have been secured in strategic locations, including Detroit, Bay City and Battle Creek.

BTH is not affiliated with any HSCP entity, but BTH will assist HSCP in establishing a Michigan based entity to operate regulated cannabis businesses within the state, and the real estate assets will be exclusively acquired for that purpose. At HSCP’s sole direction, BTH will assign any of the real estate assets to HSCP in support of such licensing. HSCP intends to structure its Michigan operations through a consulting agreement structure with an affiliated entity that will obtain the necessary pre-qualification and licenses in Michigan to permit HSCP to assist in the operation of the businesses of such affiliated entity, subject to regulatory requirements, in exchange for fees for providing consulting services. The consulting services agreement will contain such terms and conditions as may be agreed to by HSCP and the relevant affiliated entity.

U.S. Attorney Statements in Michigan

On November 8, 2018, United States Attorneys Matthew Schneider and Andrew Birge for the Eastern and Western Districts of Michigan, respectively, issued a joint statement regarding the legalization of adult-use marijuana in Michigan. They stated that since they had taken oaths to protect and defend the Constitution and the laws of the United States, they would not immunize the residents of Michigan from federal law enforcement. They stated that they would continue to the investigation and prosecution of marijuana crimes as they do with any other crime. They stated they would consider the federal law enforcement priorities set by the DOJ, the seriousness of the crime, the deterrent effect of prosecution, and the cumulative impact of the crime on a community, while also considering their ability to prosecute with limited resources. They stated that combating illegal drugs was just one of many priorities, and that even within the area of drugs, they were focused on combating the opioid epidemic. They stated that they have not focused on prosecution of low-level offenders, which they stated would not change (unless aggravating factors were present). They did state that certain crimes involving marijuana could pose serious risks and harm to a community, including interstate trafficking, involvement of other illegal drugs or activity, persons with criminal records, presence of firearms or violence, criminal enterprises, gangs and cartels, bypassing local laws and regulations, potential for environmental contamination, risks to minors, and cultivation on federal property.

To the knowledge of management of the Company, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Michigan. See “Risk Factors - The Company’s Business Activities are Illegal under U.S. Federal Law”.

New Hampshire

New Hampshire Legislative history

New Hampshire’s Therapeutic Cannabis Program (the “NH Program”) was enacted on July 23, 2013, when the New Hampshire governor signed bill House Bill 573 into law allowing New Hampshire residents with qualifying medical conditions to use cannabis for medical purposes. Among the 18 qualifying medical conditions included in HB 573 are cancer, HIV/AIDS, ALS and Crohn’s disease. The New Hampshire legislature placed the responsibility for administering the NH Program within the New Hampshire Department of Health and Human Services (the “NHDH”). The first New Hampshire dispensary began serving patients on April 30, 2016. On June 28, 2017, the New Hampshire governor signed HB 160 which added post-traumatic stress disorder and other medical conditions to the law. On July 18, 2017, the governor of New Hampshire signed into law HB 640, a cannabis decriminalization bill. Under HB 640, effective September 16, 2017, penalties for non-registered and non-medical possession of three-quarters of an ounce or less of cannabis were reduced from a criminal misdemeanor to a civil violation punishable only by a fine. As of June 2019, approximately 8,302 patients have been registered to purchase medical cannabis products in New Hampshire.

New Hampshire Licenses

The NHDH oversees the issuance of licenses and the rules and regulations for cannabis businesses, known as Alternative Treatment Centers (each, an “ATC”). ATCs are not-for-profit entities registered under the New Hampshire Revised Statutes Annotated Section 126-X:7. ATCs are business entities that acquire, possess, cultivate, manufacture, deliver, transfer, transport, sell, supply, and dispense cannabis and related materials to qualified patients and other ATCs. ATCs are issued a notice of registration approval only after the NHDH has inspected and determined that the ATC is in full compliance with all regulatory and statute requirements. NHDH has issued licenses to four qualifying ATCs and in March 2018 lawmakers passed legislation calling for two additional dispensaries.

The table below lists the license issued to Prime Alternative Treatment Centers of NH, Inc. (“PATC”), an entity that has a management services agreement with Prime Alternative Treatment Center Consulting, LLC, a subsidiary of the Company; Prime Alternative Treatment Center Consulting, LLC does not own or control PATC:

MSA Party	License Number	City	Expiration Date	Description
Prime Alternative Treatment Centers of NH, Inc.	ATC-001	Merrimack	6/30/2020	Grow / Manufacturing and Dispensary

ATC grower, processing, and dispensary licenses are valid for one year and expire on June 30th of the following year. License holders are required to submit a renewal application at least 120 days prior to the expiration of the current registration and include updates to the ATC’s original application as appropriate. Additionally, ATCs must ensure that no cannabis is transported outside of the state.

New Hampshire Record-keeping/Reporting

New Hampshire selected BioTrack THC as the T&T system for commercial cannabis activity. PATC currently uses a third-party platform that pushes the data to New Hampshire’s T&T system to meet all reporting requirements.

Each ATC is required to maintain records in accordance with the records retention schedule established by the NHDH. As part of the records retention schedule, ATCs must keep a record of each transaction including the amount of cannabis dispensed, the amount paid, and the registry identification number of the qualifying patient, designated caregiver, or ATC and the qualifying patient’s provider. ATC’s are required to submit annual reports to the state that include (a) a description of efforts to educate qualifying patients and designated caregivers, (b) the annual financial report of the ATC including expenditures, liabilities, monetary reserves, and revenues received for sales of cannabis by strain and by type, (c) the total number of qualifying patients and designated caregivers served, and (d) reports on security issues including an aggregate account of all reportable incidents. Additionally, ATCs must maintain current and accurate records for each qualifying patient and designated caregiver registered with the ATC. The NH Program mandates all records be kept for a minimum of four years.

New Hampshire Inventory/Storage

Comprehensive inventory procedures and controls are required to be established and followed under the NH Program. Regular inventory counts and reviews designed to enable timely detection of any diversion, theft, or loss are specifically required by the NH Program. As part of the comprehensive inventory plan, ATCs must reconcile daily all on-premises and in-transit cannabis and be able to present such inventory records for review upon request of the state. In addition to daily inventories, monthly inventories are also mandated and must record all cannabis available for dispensing, mature cannabis plants, and seedlings at each authorized location.

Comprehensive storage guidelines are detailed under the NH Program. All cannabis and cannabis infused products, whether in the process of cultivation, processing, transport, testing, or available for sale, must be securely stored to prevent diversion, theft or loss. Additionally, cannabis must only be accessible by ATC agents who are specifically authorized to handle cannabis and to whom access is essential for efficient ATC operation. At the end of each business day, any cannabis or cannabis infused products must be returned to a secure storage location. Similarly, after cultivation and/or processing, all cannabis must be securely stored.

New Hampshire Security

Protecting dispensary facility patients, employees, and safeguarding cannabis against theft are all goals of the NH Program. ATCs are required to have security systems designed to prevent and detect diversion, theft, or loss of cannabis as well as unauthorized intrusion. Such security systems must include: (a) a perimeter alarm at all entry points and perimeter windows, and (b) a duress, panic, and holdup alarm connected to local public safety or law enforcement authorities or to an alarm monitoring company. Additionally, two agents must be present at the premises during all hours of operations.

Like dispensary facilities, security of cultivation facilities is also highly regulated under the NH Program. All phases of cannabis cultivation are required to take place in specially designated, secure, limited access areas that are monitored by surveillance camera systems. Surveillance cameras must cover all points of facility entry and exit, the parking lot, the entrance to the video surveillance room, and any areas that may contain cannabis. Surveillance video must be active 24 hours a day, seven days a week. The NH Program mandates that all security equipment be maintained in good working order and shall be inspected and tested at regular intervals of at no more than 30 calendar days.

New Hampshire Transportation

ATCs must create transport manifests for each transportation event, which must include pertinent information including departure date and time, identifying information and license number of the originating ATC, identifying information of the destination entity, product type and quantity, estimated time of arrival and name of employee transporting the product. The originating ATC must transmit a copy of the manifest to the destination entity prior to transport. The manifest must be signed and dated upon departure and arrival.

All cannabis must be tracked as inventory and must be transported in containers so as to not be visible or recognizable from outside the vehicle. The vehicle must not be marked as transporting cannabis nor bear the name of the ATC. Vehicles must not remain unattended at any time.

New Hampshire Inspections

Alternative treatment centers shall be subject to inspection by the NHDH at any time. During an inspection, the department may review the alternative treatment center's records, including its confidential dispensing and data collection records, which shall track transactions and product effectiveness according to qualifying patients' registry identification numbers to protect their confidentiality.

U.S. Attorney Statements in New Hampshire
To the knowledge of management of the Company, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in New Hampshire. See “Risk Factors - The Company’s Business Activities are Illegal under U.S. Federal Law”.

New Jersey

New Jersey Legislative history

On January 18, 2010, the governor of New Jersey signed into law S.119, the Compassionate Use Medical Marijuana Act (the “NJ Act”), permitting the use of medical cannabis for persons with debilitating conditions including cancer, HIV/AIDS, ALS, Crohn’s disease and any terminal illness. The law permits the New Jersey Department of Health (“NJDH”) to create rules to add other illnesses to the permitted conditions. The NJ Law does not permit patients to grow their own cannabis but rather mandates that cannabis must be acquired through ATCs licensed by the State.

Caregivers for patients are permitted to collect cannabis on behalf of the patient. Under the NJ Act, six ATCs received licenses from the State. The ATCs are non-profit entities and have the exclusive right to produce and sell medical cannabis in New Jersey.

On March 27, 2018 through executive order No. 6 (2018), Governor Phil Murphy expanded the medical cannabis program, announcing the 20-plus recommendations presented by the NJDH on March 23, 2018. The NJDH’s recommendations and next steps included certain measures that took effect immediately (e.g. the addition of debilitating conditions and the reduction of registration fees) and other recommendations (e.g. the home delivery model) that require further regulatory or statutory enactment.

In February 2019, the NJDH amended the list of debilitating conditions to include opioid use disorder, which had been accepted as petition by the review panel. The NJDH also implemented measures to streamline the enrollment process for patients, allow physicians to opt out of being listed publicly, and have started the permitting process for six new ATCs.

New Jersey Licenses

The NJDH is responsible for administering the NJ Act to ensure qualifying patients’ access to safe cannabis for medical use in New Jersey. The NJDH is responsible for issuing permits to entities who will operate an ATC. New Jersey is a vertical state where the dispensary needs to be in the same location as the growing and processing facilities. One of the recommendations in executive order No. 6 is to allow existing license holders to have up to two additional dispensaries not attached to the growing facility. The NJDH has issued six licenses and are now accepting applications for up to six additional permits.

ATC permits expire annually on December 31. A permit renewal application must be submitted at least 60 days prior to the expiration date. An ATC that seeks to renew its permit shall submit to the permitting authority an application for renewal with all required documentation and the required fees. An ATC shall update and ensure the correctness of all information submitted in previous applications for a permit or otherwise on file with the NJDH. Prior to the issuance of any permit, every principal officer, owner, director and board member of an ATC must certify stating that he or she submits to the jurisdiction of the courts of the State of New Jersey and agrees to comply with all the requirements of the laws of New Jersey pertaining to New Jersey’s Medicinal Marijuana Program. Failure to provide correct and current up-to-date information is grounds for denial of the application for renewal of the permit.

As of April 1, 2019, approximately 44,000 patients were registered and have medical licenses allowing them to purchase cannabis products from an ATC.

Compassionate Care Foundation, Inc. (“CCF”) is a non-profit corporation formed on February 4, 2011 under the laws of the State of New Jersey and operates a cultivation and processing facility and dispensary in Egg Harbor, New Jersey. On October 4, 2013, the New Jersey Department of Health issued CCF a license to operate its facilities. The license has been renewed without issue.

On May 9, 2018, Acreage entered into a convertible bridge loan with CCF pursuant to which Acreage agreed to loan CCF US$2.0 million. In addition, Acreage entered into a revolving line of credit loan agreement with CCF pursuant to which it agreed to provide a US$12.5 million revolving line of credit to CCF (including the initial US$2.0 million loan) in exchange for a 5-year, convertible revolving promissory note, bearing interest at a rate of 18% per annum (the “CCF Revolving Note”). The CCF Revolving Note shall automatically convert into an equity stake in a newly formed entity of Acreage upon enactment of legislative reform in New Jersey to permit the cultivation and sale of cannabis for adult-use purposes or to allow a for-profit entity to dispense medical cannabis. Acreage will acquire 54% of the equity interests in such entity upon conversion of the CCF Revolving Note and will acquire the remaining 46% for $10,000,000 in equity in Acreage or cash.

On November 15, 2019, Acreage and CCF entered into a Reorganization Agreement to effect the transactions agreed to in the loan agreement and CCF Revolving Note. The transaction remains subject to state approval.

The table below lists the permit issued to CCF:

MSA Party	Permit Number	City	Expiration Date	Description
CCF	10042013	Egg Harbor	12/31/2020	Cultivate and Dispense
CCF	10042013	Atlantic City	12/31/2020	Dispense

New Jersey Record-keeping/Reporting

New Jersey does not have a unified T&T system. All information is forwarded to the MMMP through email. The ATC collects and submits to the NJDH for each calendar year statistical data on (a) the number of registered qualified patients and registered primary caregivers, (b) the debilitating medical conditions of the qualified patients, (c) patient demographic data, (d) summary of the patient surveys and evaluation of services and (e) other information as the NJDH may require. The ATC must retain records for at least two years.

New Jersey Inventory/Storage

The ATC will establish inventory controls and procedures for the conduct of inventory reviews and comprehensive inventories of cultivating, stored, usable and unusable cannabis. The ATC will conduct a monthly inventory of cultivating, stored, usable and unusable cannabis. Through a unified T&T system is not currently in place, an ATC is required to have a T&T system for tracking inventory and dispensing cannabis products to patients. CCF uses MJ Freeway as its T&T system. An ATC is authorized to possess two ounces of usable cannabis per registered qualifying patient plus an additional supply, not to exceed the amount needed to enable the alternative treatment center to meet the demand of newly registered qualifying patients.

Per regulatory requirements an ATC, at a minimum, must (a) establish inventory controls and procedures for the conduct of inventory reviews and comprehensive inventories of cultivating, stored, usable and unusable cannabis, (b) conduct a monthly inventory of cultivating, stored, usable and unusable cannabis, (c) perform a comprehensive inventory inspection at least once every year from the date of the previous comprehensive inventory, and (d) promptly transcribe inventories taken by use of an oral recording device. If cannabis is disposed of, the ATC must maintain a written record of the date, the quantity disposed of, the manner of disposal and the persons present during the disposal, with their signatures. ATCs must keep disposal records for at least two years. Results of the inventory inspection should document the date of the inventory review, a summary of the inventory findings and the name, signature and title of the individuals who conducted the inventory inspection.

An ATC shall limit access to medicinal cannabis storage areas to the absolute minimum number of specifically authorized employees. In the event non-employee maintenance personnel, business guests or visitors to be present in or pass through medical cannabis storage areas, the ATC must have a dedicated person who is specifically authorized by policy or job description to supervise the activity. The ATC must ensure that the storage of usable cannabis prepared for dispensing to patients is in a locked area with adequate security.

New Jersey Security

An ATC is required to implement effective controls and procedures to guard against theft and diversion of cannabis including systems to protect against electronic records tampering. At a minimum, every ATC must (a) install, maintain in good working order and operate a safety and security alarm system that provides suitable protection 24 hours a day, seven days a week against theft and diversion, (b) immediately notify the state or local police agencies of an unauthorized breach of security. An ATC must conduct maintenance inspections and tests of the security alarm system at intervals not to exceed 30 days from the previous inspection.

A video surveillance system must be installed and operated to clearly monitor all critical control activities of the ATC and must operate in good working order at all times. The ATC must provide two monitors for remote viewing via telephone lines to the NJDH offices. This security system must be approved by State of New Jersey’s Medicinal Marijuana Program prior to permit issuance. The original tapes or digital pictures produced by the system must be stored in a safe place for a minimum of 30 days.

New Jersey Transportation

An ATC that is authorized by permit to cultivate medicinal marijuana at one location and to dispense it at a second location shall transport only usable marijuana from the cultivation site to the dispensing site according to a delivery plan submitted to the Department. Each vehicle must be staffed with at least two registered ATC employees. At least one delivery team member shall remain with the vehicle at all times that the vehicle contains medicinal marijuana. Each delivery team member shall have access to a secure form of communication with the ATC, such as a cellular telephone, at all times that the vehicle contains medicinal marijuana. Each delivery team member must possess their ATC employee identification card at all times and shall produce it to NJDH staff or law enforcement officials upon demand.

Each transport vehicle needs to be equipped with a secure lockbox or locking cargo area, which shall be used for the sanitary and secure transport of medicinal marijuana. Each ATC must maintain current commercial automobile liability insurance on each vehicle used for transport of medicinal marijuana in the amount of one million dollars per incident. Each ATC must ensure that vehicles used to transport medicinal marijuana bear no markings that would either identify or indicate that the vehicle is used to transport medicinal marijuana, and each trip must be completed in a timely and efficient manner, without intervening stops or delays. Each ATC shall maintain a record of each transport of medicinal marijuana in a transport logbook, which must include dates and times of trips, names of employees on the delivery team, relevant facts about the products transported and the signatures of the delivery team.

ATCs must report any vehicle accidents, diversions, losses, or other reportable events that occur during transport to the permitting authority in accordance with New Jersey law.

Home delivery is not permitted under New Jersey law. An ATC may not deliver marijuana to the home or residence of a registered qualifying patient or primary caregiver.

New Jersey Inspections

An ATC is subject to onsite assessment by the NJDH at any time. The NJDH may enter an ATC without notice to carry out an onsite assessment in accordance New Jersey laws and regulations. All ATCs are required to provide the NJDH or the NJDH’s designee immediate access to any material and information so requested. Submission of an application for an ATC permit constitutes permission for entry and onsite assessment of an ATC, and failure to cooperate with an onsite assessment and or to provide the NJDH access to the premises or information may be grounds to revoke the permit of the ATC and to refer the matter to state law enforcement agencies.

An onsite assessment may include (1) the review of all ATC documents and records and conferences with qualifying patients and primary caregivers and other persons with information, and the making and retaining of copies and/or extracts, (2) the use of any computer system at the ATC to examine electronic data, (3) the reproduction and retention of any document and/or electronic data in the form of a printout or other output, (4) the examination and collection of samples of any marijuana found at the ATC, and (5) the seizure and detention of any marijuana or thing believed to contain marijuana found at the ATC.

U.S. Attorney Statements in New Jersey
To the knowledge of management of the Company, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in New Jersey. See “Risk Factors - The Company’s Business Activities are Illegal under U.S. Federal Law”.

New York

New York Legislative history

In July 2014, the New York Legislature and Governor enacted the Compassionate Care Act (the “CCA”) to provide a comprehensive, safe and effective medical cannabis program. The CCA bill which is part of the Title V-A in Article 33, Title 10, Chapter 13 of the Public Health Law is scheduled to sunset in seven (7) years, in 2021. The CCA provides access to the program to those who suffer from one of 31 qualifying serious conditions including, debilitating or life-threatening conditions including cancer, HIV/AIDS, ALS and chronic pain. Patients must also have one of the following associated or complicating conditions: cachexia or wasting syndrome, severe or chronic pain, severe nausea, seizures, or severe or persistent muscle spasms.

Pursuant to the CCA, only a limited number of product offerings are allowed including metered liquid or oil preparations, solid and semi-solid preparations (e.g. capsules, chewable and effervescent tablets), metered ground plant preparations, and topical forms and transdermal patches. Medical cannabis may not be incorporated into the food products unless approved by the Commissioner of Health and smoking of cannabis flower is prohibited.

New York Licenses

The New York Department of Health (“NYDOH”) has issued licenses to ten registered organizations which hold vertically integrated licenses. Each registered organization has one cultivation/processing license and four dispensary licenses.

As of May 19, 2020, there were 115,286 certified patients allowed to purchase cannabis products from a dispensary.

The table below lists the licenses approved to be issued to NYCANNA, LLC (“NYCANNA”), an indirect subsidiary of the Company:

Subsidiary	License number	City	Expiration Date	Description
NYCANNA, LLC	MM0601M	Dewitt	7/31/2021	Acquiring possession, sale, transporting, distributing and dispensing medical marijuana
NYCANNA, LLC	MM0602D	Jamaica	7/31/2021	Acquiring possession, sale, transporting, distributing and dispensing medical marijuana
NYCANNA, LLC	MM0603D	Farmingdale	7/31/2021	Acquiring possession, sale, transporting, distributing and dispensing medical marijuana
NYCANNA, LLC	MM0604D	Buffalo	7/31/2021	Acquiring possession, sale, transporting, distributing and dispensing medical marijuana
NYCANNA, LLC	MM0605D	Wallkill	7/31/2021	Acquiring possession, sale, transporting, distributing and dispensing medical marijuana

The New York dispensary, growing and processing licenses are valid for two years from the date of issuance and the license holders are required to submit a renewal application not be more than six months nor less than four months prior to expiration. License holders must ensure that no cannabis is sold, delivered, transported or distributed by a producer from or to a location outside of New York.

New York Record-keeping/Reporting

The NYDOH uses the BioTrack THC T&T system used to track commercial cannabis activity. NYCANNA also uses BioTrack THC to push the data to the NYDOH to meet all reporting requirements. Each month, each registered organization is required to file reports with the NYDOH which provides information showing all products dispensed during the month. All other data shall be pulled from the T&T system. The data must include (a) documentation, including lot numbers where applicable, of all materials used in the manufacturing of the approved medical cannabis product to allow tracking of the materials including but not limited to soil, soil amendment, nutrients, hydroponic materials, fertilizers, growth promoters, pesticides, fungicides, and herbicides, (b) cultivation, manufacturing, packaging and labeling production records, and (c) laboratory testing results. The records are required to be maintained for a period of five years.

New York Inventory/Storage

A record of all approved medical cannabis products that have been dispensed must be filed with the NYDOH electronically through BioTrack THC no later than 24 hours after the cannabis was dispensed to the certified patient or designated caregiver. The information filed must include (a) a serial number for each approved medical cannabis product dispensed to the certified patient or designated caregiver, (b) an identification number for the registered organization’s dispensing facility, (c) the patient’s name, date of birth and gender, (d) the patient’s address, including street, city, state and zip code, and (e) the patient’s registry identification card number.

All cannabis that is not part of a finished product must be stored in a secure area or location within the registered organization accessible only to a minimum number of employees essential for efficient operation and in such a manner as approved by the

NYDOH in advance, to prevent diversion, theft or loss and against physical, chemical and microbial contamination and deterioration. Cannabis must be returned to its secure location immediately after completion of manufacture, distribution, transfer or analysis.
New York Security
All facilities operated by a registered organization, including any manufacturing facility and dispensing facility, must have a security system to prevent and detect diversion, theft or loss of cannabis and/or medical cannabis products, utilizing commercial grade equipment which include (a) a perimeter alarm, (b) a duress alarm, (c) a panic alarm, and (d) a holdup alarm.
The manufacturing and dispensing facilities must direct cameras at all approved safes, approved vaults, dispensing areas, cannabis sales areas and any other area where cannabis is manufactured, stored, handled, dispensed or disposed of. The manufacturing and dispensing facilities must angle the cameras to allow for the capture of clear and certain identification of any person entering or exiting the facilities. The surveillance cameras must record 24 hours, seven days a week. Recordings from all video cameras must be readily available for immediate viewing by a state authorized representative upon request and must be retained for at least 90 days. A registered organization must test the security and surveillance equipment no less than semi-annually at each manufacturing and dispensing facility that is operated under the registered organization’s registration. Records of security tests must be maintained for five years.

New York Transportation

Cannabis products must be transported in a locked storage compartment that is part of the vehicle transporting the cannabis and in a storage compartment that is not visible from outside the vehicle. An employee of a registered organization, when transporting approved medical cannabis products must (a) travel directly to his or her destination(s) and may not make any unnecessary stops in between, (b) ensure that all approved medical cannabis product delivery times are randomized, (c) appoint each vehicle with a minimum of two employees where at least one transport team member remains with the vehicle at all times, (d) possess a copy of the shipping manifest at all times when transporting or delivering approved medical cannabis products, and (e) keep the manifest in a safe compartment for a minimum of five years.

New York Inspections

Medical marijuana facilities in New York must make its books, records and manufacturing and dispensing facilities available to the department or its authorized representatives for monitoring, on-site inspection, and audit purposes, including but not limited to periodic inspections and/or evaluations of facilities, methods, procedures, materials, staff and equipment to assess compliance with requirements of New York law.

U.S. Attorney Statements in New York
To the knowledge of management of the Company, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in New York. See “Risk Factors - The Company’s Business Activities are Illegal under U.S. Federal Law”.

Ohio

Ohio Legislative History

Effective September 8, 2016, House Bill 523 legalized the use of medical cannabis for 26 debilitating conditions as prescribed by a licensed physician. On implementation, the Ohio Medical Marijuana Control Program (“OMMCP”) will allow people with certain medical conditions including Alzheimer’s disease, HIV/AIDS, ALS, cancer, and traumatic brain injury to legally purchase medical cannabis. Though Ohio was required to implement a fully operational OMMCP by September 8, 2018 with a controlled system for cultivation, laboratory-testing, physician/patient registration and dispensing, the timeline was delayed until November 2018. Regulatory oversight is shared between three offices; (a) the Ohio Department of Commerce with respect to overseeing cultivators, processors and testing laboratories; (b) the Ohio Board of Pharmacy with respect to overseeing retail dispensaries and the registration of patients and caregivers, and (c) the State Medical Board of Ohio with respect to certifying physicians to recommend medical cannabis. The OMMCP will permit limited product types including oils, tinctures, plant materials and edibles. Adult-use and the smoking of cannabis flower are prohibited. As of April 30, 2020, there were approximately 101,427 registered patients allowed to purchase cannabis products from a dispensary.

Ohio Licenses

Prior to September 8, 2018, the Ohio Board of Pharmacy was permitted to issue up to 60 dispensary provisional licenses. After September 8, 2018, additional provisional licenses are permitted to be issued if the population, the number of patients seeking to use medical cannabis products and the availability of all forms of cannabis products support additional licenses. To be considered for approval of a provisional dispensary or a processing license, the applicant must complete all mandated requirements. To obtain a certificate of operation for a medical cannabis dispensary or processing facility, the prospective licensee must be capable of operating in accordance with Chapter 3796 of the Revised Code, the Medical Marijuana Control Program. Dispensary Certificates of operation carry two-year terms, while certificates of operation for cultivators and processors must be renewed annually.

A certificate of operation will expire on the date identified on the certificate. A licensee will receive written or electronic notice 90 days before the expiration of its certificate of operation. The licensee must submit the renewal information at least 45 days prior to the date the existing certificate expires. The information required for the license renewal includes, but is not limited to, the following: (a) a roster that includes the dispensary’s employees’ names, (b) the history of compliance with regulations, and (c) the number and severity of any violations. If a licensee’s renewal application is not filed prior to the expiration date of the certificate of operation, the certificate of operation will be suspended for a maximum of 30 days. After 30 days, if the dispensary has not successfully renewed the certificate of operation, including the payment of all applicable fees, the certificate of operations will be deemed expired. The original implementation deadline of September 8, 2018 was missed by Ohio, as noted above. Starting in January 2019, Ohio patients were able to purchase medical cannabis.

Greenleaf Apothecaries, LLC (“GLA”) has been issued five dispensary licenses and Greenleaf Therapeutics, LLC (“GLT”) has been issued one provisional processing license. Greenleaf Gardens, LLC (“GLG”) has been issued one provisional grow license. GLA, GLT and GLG are each indirect subsidiaries of the Company. The table below lists the locations of the provisional licenses.

The table below lists the licenses issued to GLA, GLT and GLG:

MSA Party	License Number	City	Expiration Date	Description
GLA	MMD.0700044	Akron	12/4/2020	Dispensary Facility
GLA	MMD.0700042	Cleveland	12/4/2020	Dispensary Facility
GLA	MMD.0700004	Canton	12/4/2020	Dispensary Facility
GLA	MMD.0700005	Wickliffe	12/4/2020	Dispensary Facility
GLA	MMD.0700043	Columbus	12/4/2020	Dispensary Facility
GLT	MMCPP00064	Middlefield	3/8/2021	Processing
GLG	ID TBD	Middlefield	2/28/2020	Grow

GLA currently has five operational dispensaries, one in each of the cities set out in the table above. In October 2019, GLA entered into a settlement agreement with the Ohio Board of Pharmacy that provides, among other provisions, that the process of closing the acquisition of GLA will be completed 18 months following the date the final dispensary became operational, which occurred on November 8, 2019.

The processing and cultivating facility, which GLT and GLG share, remains in construction. The Company expects to begin the process of closing the acquisitions of each of GLT and GLG once the respective processing and cultivating capabilities of the facility become operational. The processing capabilities are expected to become operational earlier in 2020 than the cultivation capabilities.

Ohio Record-keeping/Reporting

A holder of a processing license must maintain the following records: (a) samples sent for testing, (b) disposal of products, (c) tracking of inventory, (d) form and types of medical cannabis maintained at the processing facility on a daily basis, (e) production records, including extraction, refining, manufacturing, packaging and labeling, (f) financial records, and (g) purchase invoices, bills of lading, manifests, sales records, copies of bills of sale, and any supporting documents, including the items and/or services purchased, from whom the items were purchased, and the date of purchase.

A holder of a dispensary license must maintain the following records: (a) confidential storage and retrieval of patient information or other medical cannabis records, (b) records of all medical cannabis received, dispensed, sold, destroyed, or used, (c) dispensary operating procedures, (d) a third-party vendor list, (e) monetary transactions, and (f) journals and ledgers. All records relating to the purchase or return, dispensing, distribution, destruction, and sale of medical cannabis must be maintained under appropriate supervision and control to restrict unauthorized access on the licensed premises for a five-year period.

Ohio Inventory/Storage

Ohio has selected METRC as the T&T system. Individual licensees, whether directly or through third-party APIs, are required to push data to the state to meet all reporting requirements. A holder of a processing license must track and submit through the inventory tracking system any information the Ohio Department of Commerce determines necessary for maintaining and tracking medical cannabis extracts and products.

A holder of a processing license must conduct weekly inventory of medical cannabis which includes (a) the date of the inventory, (b) net weight of plant material and the net weight and volume of medical cannabis extract, (c) net weight and unit count of medical cannabis products prepared or packaged for sale to a dispensary, and (d) a summary of the inventory findings. On an annual basis and as a condition for renewal of a processing license, a holder of a processing license shall conduct a physical, manual inventory of plant material, medical cannabis extract, and medical cannabis products on hand at the processor and compare the findings to an annual inventory report generated using the inventory tracking system. A holder of a processing license must store plant material, medical cannabis extract, and medical cannabis product inventory on the premises in a designated, enclosed, locked area and accessible only by authorized individuals.

A holder of a dispensary license must use the METRC T&T system to push data to the Ohio Board of Pharmacy on a real-time basis. The following data must be transmitted: (a) each transaction and each day’s beginning inventory, acquisitions, sales, disposal and ending inventory, (b) acquisitions of medical cannabis from a licensed processor or cultivator holding a plant-only processor designation, (c) name and license number of the licensed dispensary employee receiving the medical cannabis and, (d) other information deemed appropriate by the Ohio State Board of Pharmacy. A dispensary’s designated representative shall conduct the inventory at least once a week. Records of each day’s beginning inventory, acquisitions, sales, disposal and ending inventory shall be kept for a period of three years.

The dispensary licensee must restrict access areas and keep stock of medical cannabis in secured area enclosed by a physical barrier with suitable locks and an alarm system capable of detecting entry at a time when licensed dispensary employees are not present. Medical cannabis must be stored at appropriate temperatures and under appropriate conditions to help ensure that its identity, strength, quality and purity are not adversely affected.

Ohio Security

All licensees must have a security system that remains operational at all times and that uses commercial grade equipment to prevent and detect diversion, theft or loss of medical cannabis, including (a) a perimeter alarm, (b) motion detectors, and (c) duress and panic alarms. A dispensary must also employ a holdup alarm, which means a silent alarm signal generated by the manual activation of a device intended to signal a robbery in progress.

Video cameras at a dispensary must be positioned at each point of egress and each point of sale. The cameras must capture the sale, the individuals and the computer monitors used for the sale. Video surveillance recording must operate 24 hours a day, seven days a week. Recording from all video cameras during hours of operation must be made available for immediate viewing by the Ohio State Board of Pharmacy upon request and must be retained for at least six months.

Video cameras at a processing facility must be directed at all approved safes, approved vaults, cannabis sales areas, and any other area where plant material, medical cannabis extract, or medical cannabis products are being processed, stored or handled. Video surveillance must take place 24 hours a day, seven days a week. Recordings from all video cameras during hours of operation must be readily available for immediate viewing by the Ohio regulatory bodies upon request and must be retained for at least six months.

Ohio Transportation

Medical marijuana entities must maintain a transportation log containing the names and addresses of the medical marijuana entities sending and receiving the shipment, names and registration numbers of the registered employees transporting the medical marijuana or the products containing medical marijuana, the license plate number and vehicle type that will transport the shipment, the time of departure and estimated time of arrival, the specific delivery route, which includes street names and distances; and the total weight of the shipment and a description of each individual package that is part of the shipment, and the total number of individual packages. Copies of the log described above must be transmitted to the recipient and to the Ohio Department of Commerce before the close of business the day prior to the trip.

Vehicles transporting medical marijuana or marijuana products must be insured as required by law, store the products in locked compartments, ensure that the products are not visible from outside the vehicle, be staffed with two employees registered with the department (with one remaining with the vehicle at all times) and have access to the 911 emergency system. Vehicles must not be marked with any marks or logos.

Trips must be direct, other than to refuel the vehicle. Drivers must have their employee identification cards at all times and must ensure that delivery times and routes are randomized. A copy of the transportation log must be carried during the trip.

Ohio Inspections

The submission of an application that results in the issuance of a provisional license or certificate of operation for a cultivator irrevocably gives the Ohio Department of Commerce consent to conduct all inspections necessary to ensure compliance with the cultivator's application, state and local law and regulators. An inspector conducting an inspection pursuant to this rule shall be accompanied by a “type 1” key employee during the inspection. The inspector may review and make copies of records, enter any area of a facility, inspect vehicles, equipment, premises, and question employees, among other actions.

Dispensaries in Ohio are subject to random and unannounced dispensary inspections and medical marijuana testing by the Ohio Board of Pharmacy. The Ohio Board of Pharmacy and its representatives may enter facilities and vehicles where medical marijuana is held and conduct inspections in a reasonable manner each place and all pertinent equipment, containers and materials and data. The Ohio Board of Pharmacy may also obtain any medical marijuana or related products from such facility.

U.S. Attorney Statements in Ohio
To the knowledge of management of the Company, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Ohio. See “Risk Factors - The Company’s Business Activities are Illegal under U.S. Federal Law”.

Oklahoma

Oklahoma Legislative History

In April 2015, the governor of Oklahoma signed House Bill 2154 into law allowing the sale of CBD oil with less than 0.3% THC. On June 26, 2018, Oklahoma voters approved State Question 788 (“SQ 788”), which legalized medical cannabis. Oklahoma established the Oklahoma Medical Marijuana Authority (“OMMA”) to oversee the state’s medical cannabis program. The OMMA is responsible for licensing, regulating, and administering the program as authorized by state law. Operating under the Oklahoma State Department of Health, the primary goal of the OMMA is to ensure safe and responsible practices for the people of Oklahoma. On August 6, 2018, the governor of Oklahoma signed the revised emergency rules for the medical cannabis program. As of May 1, 2020, there were approximately 282,511 registered patients allowing them to purchase cannabis products from a dispensary.

While most medical cannabis state laws include a list of qualifying conditions, Oklahoma does not. According to SQ 788, doctors shall recommend patient licenses using the same judgment they would for prescriptions. In other words, a doctor can write a recommendation for any condition they see fit for medical cannabis treatment.

Oklahoma Licensing

The OMMA manages all licensing and registration for medical cannabis patients and their caregivers as well as grower, processor and dispensary operators. Applicants must be resident of Oklahoma with at least 75% ownership held by an Oklahoma resident. All owners must present an Oklahoma Secretary of State Certificate of Good Standing and demonstrate exemplary background checks. Non-violent felony convictions in the previous two years or other felony conviction in previous five years are grounds for disqualification. Licenses are valid for one year from the date issued unless revoked by the OMMA. A license may be renewed prior to expiration. Upon receipt of a license, the grower, processor or dispensary must immediately register with the Oklahoma Bureau of Narcotic and Dangerous Drugs Control and prior to any medical cannabis or medical cannabis products being present at the business. Acreage Oklahoma Holdings, LLC, an indirect subsidiary of the Company, has been approved for one grower license and one processor license; both facilities will be located in Pocasset, Oklahoma. Acreage Relief Holdings OK, LLC, an indirect subsidiary of the Company, has been approved for one dispensary license.

MSA Party	License Number	City	Expiration Date	Description
Acreage OK Holdings, LLC	GAAA-N1LP-BYSH	Pocasset	1/19/2021	Commercial Grower
Acreage OK Holdings, LLC	PAAA-4KSX-AVD9	Pocasset	4/1/2021	Commercial Processor

Oklahoma Transportation

A cannabis transportation license is issued to qualifying applicants for a commercial license at the time of approval. The transportation license allows the holder to transport cannabis from an Oklahoma licensed dispensary, grower, processor to an Oklahoma licensed dispensary, grower processor or researcher. All medical cannabis must be transported in a locked container shielded from public view and clearly labeled as “Medical Marijuana or Derivative.”

Oklahoma Inventory

Oklahoma uses BioTrack THC as the central T&T system to oversee inventory of licensed cannabis operations across the state. All cultivation and manufacturing facilities and retail dispensaries are required to utilize an inventory management system to record certain information depending on the license type. For a grower, such information includes the amount of cannabis harvested, sold to a process or dispensary, or dried and on hand. For a processor, details on the amount of cannabis purchased from a grower, or sold to a researcher and the amount of cannabis waste must be accounted for in inventory. The licensee must also document with detailed explanations any discrepancies for cannabis that cannot be accounted for or is considered overage.

The licensee is required to document the ‘chain of custody’ of all cannabis and cannabis-related products with frequent on-going inventory reviews in order to detect any diversion, theft or loss in a timely manner. The system must be able to accurately trace the timeline from the time a cannabis plant is propagated to the time it is sold to a patient or caregiver. Traceability is a requirement in the event of a serious adverse event or recall to correctly source the cannabis product.

Oklahoma Record-keeping/Reporting

The state requires all commercial licensees to submit monthly reporting to the Oklahoma Department of Health. Reports are considered untimely if not received by the state by the 15th of each month for activity from the preceding month. The report must include the amount purchased from a licensed process and/or grower, the amount sold to a licensee and the type of licensee, total sales to patients and caregivers as well as taxes collected from sales. If necessary, detailed explanations of inventory discrepancies must be included. Inaccurate reporting may result in fines and failure to report timely or to correct deficiencies within 30 days of department notification may lead to license revocation.

Oklahoma Inspections

Submission of an application for a medical marijuana processing license constitutes permission for entry to and inspection of the processing licensee's premises during hours of operation and other reasonable times in Oklahoma, and refusal to permit such entry or inspection is grounds for the nonrenewal, suspension, or revocation of a license. The Oklahoma State Department of Health may perform an unannounced on-site inspection of a licensed processor’s operations to determine compliance with these rules and food safety/preparation standards once a year. If the Oklahoma State Department of Health receives a complaint concerning a licensed processor’s noncompliance with this Chapter, the Oklahoma State Department of Health may conduct additional unannounced, on-site inspections beyond an annual inspection. The Oklahoma State Department of Health may review any and all records of a licensed processor and may require and conduct interviews with such persons or entities and persons affiliated with such entities, for the purpose of determining compliance with Oklahoma State Department of Health rules and applicable laws.

U.S. Attorney Statements in Oklahoma
To the knowledge of management of the Company, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Oklahoma. See “Risk Factors - The Company’s Business Activities are Illegal under U.S. Federal Law”.

Oregon

Oregon Legislative History

Oregon has both a medical and adult-use cannabis program. The Oregon Medical Marijuana Act (“OMM”) was established by Oregon Ballot Measure 67 in 1998 to allow for the cultivation, possession and use of cannabis by patients upon doctor recommendation. The OMM removed criminal penalties for medical cannabis for patients with debilitating medical conditions whose doctor verified the condition and determined medical cannabis may alleviate the condition. Qualifying conditions include cancer, chronic pain, glaucoma and HIV/AIDS. The Oregon Medical Marijuana Program (“OMMP”) administers the program within the Oregon Department of Human Services. Patients obtain permits through the Oregon Department of Human Services.

In 2014, Measure 91 was approved which legalized non-medical cultivation and uses of cannabis effective July 1, 2015. Oregon Governor Kate Brown signed an emergency bill declaring cannabis sales legal to adult-use users from commercial dispensaries effective October 1, 2015. Effective January 1, 2017, cannabis was permitted to be sold for adult-use only by businesses that obtained a recreational retailer license from the Oregon Liquor Control Commission (“OLCC”). Medical cannabis dispensaries that did not obtain a retailer license were no longer permitted to sell cannabis for adult-use after 2016. Holders of retailer licenses are permitted to sell cannabis for medical use to an OMMP patient 18 years of age or older whereas the minimum age to purchase cannabis for adult-use is 21.

Oregon Licenses

Oregon does not limit the number of retailer, grower or processing licenses. However, due to the overwhelming amount of new applications, the OLCC suspended all new applications after June 15, 2018. The OLCC regulates all retailer, producer, processor and lab license holders who have been approved to hold adult-use licenses and all producers and retailers if they sell both medical and adult-use cannabis. The Oregon Health Administration regulates all growers and dispensaries who hold only medical licenses. To operate legally under state law, cannabis operators must obtain a state license and local approval. Applicants for each license class are subject to the respective requirements and criteria of the OLCC which include but are not limited to criminal background checks, zoning requirements, readiness inspection, and state registration. The table below lists the licenses issued to Acreage’s indirect subsidiaries operating in Oregon:

Subsidiary	License Number	City	Expiration Date	Description
East 11th Incorporated	1004151A29E	Eugene	See below	Dispensary Facility
22nd and Burn Inc.	100400192AC	Portland	See below	Dispensary Facility
The Firestation 23 Inc.	1003660E75D	Portland	See below	Dispensary Facility
HSCP Oregon, LLC	1004152E8C9	Springfield	6/4/2020	Producer License
HSCP Oregon, LLC	1003642197C	Milwaukie	6/4/2020	Producer License
HSCP Oregon, LLC	020-1003642197C	Medford	6/4/2020	Producer License
HSCP Oregon, LLC	10026747951	Portland	See below	Dispensary Facility
Gesundheit Foods LLC	1013975ABC8	Milwaukie	7/18/2020	Processor
Gesundheit Foods LLC	1013984A526	Eugene	7/18/2020	Wholesaler

On January 14, 2020, each of East 11th Incorporated, 22nd and Burn Inc., The Firestation 23 Inc. and HSCP Oregon, LLC received a letter from the OLCC permitting these entities to continue to operate while the OLCC reviews their renewal applications.

The retailer, producer and processer licenses are valid for one year and the licensees are required to submit a renewal application at least 20 days before the date of expiration. The license holders must ensure that no cannabis is sold, delivered, transported or distributed by a producer from or to a location outside of Oregon.

Oregon Record-keeping/Reporting

Oregon uses the METRC T&T system and allows other third-party system integration via an API to track cannabis. The subsidiaries in Oregon use a third-party T&T system to push the data to the state through an API to meet all reporting requirements. All cannabis products dispensed are documented at point of sale via the T&T system. License holders must maintain the documentation from the T&T system in a secure locked location at each dispensing or growing location for three years as required by the OLCC.

The OLCC requires all cannabis licensees to have and maintain records that clearly reflect all financial transactions and the financial condition of the business. The following records may be kept in either paper or electronic form and must be maintained for a three year period and be made available for inspection if requested by the OLCC: (a) purchase invoices and supporting documents for items and services purchased for use in the production, processing, research, testing and sale of cannabis items that include from whom the items were purchased and the date of purchase, (b) bank statements for any accounts, (c) accounting and tax records, (d) documentation of all financial transactions, including contracts and agreements for services performed or received, and (e) all employee records, including training.

Oregon Inventory/Storage

OLCC licensees must report the following to Oregon’s Cannabis Tracking System (“CTS”) (a) a reconciliation of all on-premise and in-transit cannabis item inventories each day, (b) all information for seeds, usable cannabis, CBD concentrates and extracts by weight, (c) the wet weight of all harvested cannabis plants immediately after harvest, (d) all required information for CBD products by unit count, and (e) for retailer license holders, the price before tax and amount of each item sold to consumers and the date of each transaction. The data must be transmitted for each individual transaction before the retailer opens the next business day.

All cannabis items on a licensed retailer’s premises must be held in a safe or vault. All usable cannabis, cut and drying mature cannabis plants, CBD concentrates, extracts or products on the licensed premises of a licensee other than a retailer are to be kept in a locked, enclosed area within the licensed premises that is secured with at a minimum, a steel door with a steel frame or equivalent, and a commercial grade, non-residential door lock.

All licensees must keep all video recordings and archived required records not stored electronically in a locked storage area. Current records may be kept in a locked cupboard or desk outside the locked storage area during hours when the licensed business is open.

Oregon Security

A licensed premise must have a fully operational security alarm system, activated at all times when the licensed premises is closed for business. Among other features the security alarm system for the licensed premises must (a) be able to detect unauthorized entry onto the licensed premises and unauthorized activity within any limited access area where mature cannabis plants, usable cannabis, CBD concentrates, extracts or products are present, (b) be programmed to notify the licensee, a licensee representative or other authorized personnel in the event of an unauthorized entry, and (c) either have at least two operational “panic buttons” located inside the licensed premises that are linked with the alarm system that immediately notifies a security company or law enforcement, or have operational panic buttons physically carried by all employees present on the licensed premises that are linked with the alarm system that immediately notifies a security company or law enforcement.

A licensed premise must have a fully operational video surveillance recording system. Among other requirements, a licensed premise must have cameras that continuously record, 24 hours a day, seven days a week: (a) in all areas where mature cannabis plants, usable cannabis, CBD concentrates, extracts or products may be present on the licensed premises; and (b) all points of ingress and egress to and from areas where mature cannabis plants, usable cannabis, CBD concentrates, extracts or products are present. A licensee must keep all surveillance recordings for a minimum of 90 calendar days and have the surveillance room or surveillance area with limited access.

Oregon Transportation

Licensed producers which transport cannabis to licensed retailers must comply with the following: (a) a licensee must keep cannabis items in transit shielded from public view, (b) the cannabis items must be of secured (locked-up) during transport, (c) the transport must be equipped with an alarm system, (d) the transport must be temperature controlled if perishable cannabis items are being transported, (e) the transport must provide arrival date and estimated time of arrival information, (f) all cannabis items must be packaged in shipping containers and labeled with a unique identifier, and (g) the transport must provide a copy of the printed manifest and any printed receipts for cannabis items delivered to law enforcement officers or other representatives of a government agency if requested to do so while in transit.

Oregon Inspections

All marijuana licensees may be subject to safety inspections of licensed premises by state or local government officials to determine compliance with state or local health and safety laws. The OLCC also may conduct an inspection at any time to ensure that a registrant, licensee or permittee is in compliance with Oregon state laws. A licensee, licensee representative, or permittee must cooperate with the OLCC during an inspection. If licensee, licensee representative or permittee fails to permit the OLCC to conduct an inspection the OLCC may seek an investigative subpoena to inspect the premises and gather books, payrolls, accounts, papers, documents or records.

U.S. Attorney Statements in Oregon
To the knowledge of management of the Company, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Oregon. See “Risk Factors - The Company’s Business Activities are Illegal under U.S. Federal Law”.

Pennsylvania

Pennsylvania Legislative History

The Pennsylvania Medical Marijuana Program (the “PA Program”) was established by the Pennsylvania Medical Marijuana Act (the “PA Act”) on April 17, 2016. The PA Program provides access to medical cannabis for qualified state residents who suffer from 23 specific medical conditions including epilepsy, chronic pain, HIV, AIDS, cancer, and post-traumatic stress disorder. To qualify under the PA Program, medical cannabis patients must both register with the Pennsylvania Department of Health (the “PADOH”) and obtain either an identification card or authorization letter from the PADOH. As of April 2019, more than 131,000 patients in Pennsylvania have registered to participate in the medical marijuana program, and more than 100,000 have identification cards and are able to purchase medical marijuana at a dispensary. On February 15, 2018, dispensaries licensed under the PA Program began selling medical cannabis to qualified patients. Pennsylvania currently allows sale of medical cannabis to qualified patients in the following forms: pill, oil, topical forms including gels, creams, or ointments, tincture, and liquids. On August 1, 2018, the Pennsylvania Health Secretary approved the sale of dry leaf cannabis.

Pennsylvania Permits

The PA Act allows the PADOH to issue up to 25 grower/processor permits and 50 dispensary permits (each dispensary permit allows the holder to open up to three separate dispensary sites). On June 29, 2017, the PADOH issued 12 cultivation/processing permits and 27 dispensary permits. Permits are granted to applicants who demonstrate, among other things: (a) the ability to implement and maintain effective security measures and controls to prevent diversion, (b) a clear criminal background free of illegal conduct, (c) compliance with municipality zoning requirements, (d) well-defined standard operating procedures, and (e) a verified diversity plan. Prior to awarding permits, the PA Program requires the PADOH to verify all applicant information including through interviews of principals, operators, financial backers, and employees engaged and to be engaged in the permit applicant’s cannabis operations.

On March 22, 2018, the PADOH announced it planned to issue an additional 13 grower/processor permits and 23 dispensary permits.

The table below lists the permit issued to Prime Wellness of Pennsylvania LLC (“PWPA”), an indirect subsidiary of the Company.

Subsidiary	Permit	City	Expiration Date	Description
Prime Wellness of Pennsylvania, LLC	GP-1005-17	Sinking Spring	6/20/2020	Grow/Processing Facility

Dispensary, grower, and processing permits are valid for one year from the date of issuance and permit holders are required to submit renewal applications in accordance with the PA Act. The PADOH must renew a permit unless it determines the applicant is unlikely to maintain effective control against diversion of medical cannabis and the applicant is unlikely to comply with all laws as prescribed under the PA Act. Additionally, permit holders must ensure that no cannabis is sold, delivered, transported, or distributed outside of Pennsylvania.

Pennsylvania Record keeping/Reporting

The PA Act requires each licensed medical cannabis grower/processor or dispensary to report information to the PADOH every three months including, but not limited to, (a) the amount of medical cannabis sold by the grower/processor, (b) the total value and amounts of medical cannabis sold by the grower/processor, (c) the amount of medical cannabis purchased by each dispensary,

(d) the cost and amounts of medical cannabis sold to each dispensary, and (e) the total amount and dollar value of medical cannabis sold by each dispensary.

To monitor reporting requirements under the PA Act, the PADOH selected MJ Freeway as the T&T system to implement a seed-to-sale electronic tracking. PWPA also uses MJ Freeway to push data and ensure compliance with all reporting requirements.

Pennsylvania Inventory/Storage

The PA Act requires each medical cannabis grower/processor maintains inventory and storage data in an electronic format through MJ Freeway. The following information is tracked to ensure a compliant cannabis business operation: (a) the number, weight, and type of seeds used, (b) the number of immature medical cannabis plants, (c) the number of mature medical cannabis plants, (d) the number of medical cannabis products ready for sale, and (d) the number of damaged, defective, expired, or contaminated seeds, immature medical cannabis plants, medical cannabis plants and medical cannabis products awaiting disposal.

Robust physical inventory controls and procedures are required of each medical cannabis grower/processor under the PA Act. The following procedures are mandated to ensure physical inventory counts match electronic records: (a) monthly inventory counts of both medical cannabis plants in the process of growing and medical cannabis products that are stored for future sale, (b) comprehensive inventory counts of seeds, immature medical cannabis plants and medical cannabis plants, and (c) written or electronic records created and maintained for each inventory count conducted.

Additionally, each medical cannabis grower/processor must separately store in locked, limited access areas all seeds, immature medical cannabis plants, medical cannabis plants and medical cannabis that is expired, damaged, deteriorated, mislabeled or contaminated.

Pennsylvania Security

The PA Act mandates each medical cannabis grower/processor must use security and surveillance systems including stringent video backup requirements to safeguard their medical cannabis and related products. Security requirements include: (a) alarm systems that cover all facility entrances, exits, areas that contain medical cannabis, safes, and the perimeter of the facility, and (b) professionally-monitored security and surveillance systems that operate 24 hours a day, 7 days a week and record all activity in images capable of clearly revealing facial detail. All images captured by each surveillance camera must be stored for a minimum of four years in a format that may be easily accessed for investigative purposes. Furthermore, all recordings must be kept in a locked cabinet, closet or other secure place to protect them from tampering or theft.

The PA Act also specifies requirements for the alarm system. The alarm system must include: (a) a silent security alarm signal, (b) an audible security alarm signal generated by the manual activation of a device intended to signal a life-threatening or emergency situation requiring law enforcement response, and (c) an electrical, electronic, mechanical, or other device capable of being programmed to send a pre-recorded voice message requesting dispatch, when activated, over a telephone line, radio, or other communication system to a law enforcement, public safety, or emergency services agency.

Pennsylvania Transportation

A medical cannabis grower/processor must transport and deliver medical cannabis to a medical cannabis organization or an approved laboratory within Pennsylvania in accordance with the following: (a) deliveries must be made between 7:00 a.m. and 9:00 p.m., (b) a global positioning system must be used to ensure safe and efficient delivery, (c) medical cannabis may not be visible from outside of the transport vehicle, (d) vehicles must be equipped with a secure cargo area, (e) each transport vehicle must be staffed with at least two individuals and at least one delivery team member must remain with the medical cannabis at all times, and (f) a printed or electronic transport manifest must accompany every delivery.

Pennsylvania Inspections

The PADOH may conduct announced or unannounced inspections or investigations to determine the medical marijuana organization’s compliance with its license and Pennsylvania laws and regulations. During an inspection or investigation, the PADOH may review the site, facility, vehicles, books, records, papers, documents, data, and other physical or electronic information. The PADOH may also question employees, officers, investors or similar persons and any other person or entity providing services to the medical marijuana organization.

The PADOH may also conduct an inspection of a grower/processor facility’s equipment, instruments, tools and machinery that are used to grow, process and package medical marijuana, including containers and labels. The PADOH and its authorized agents will have free access to review and, if necessary, make copies of books, records, papers, documents, data, or other physical or electronic information that relates to the business of the medical marijuana organization, including financial data, sales data, shipping data, pricing data and employee data.

The PADOH and its authorized agents have the right to access any area within a site or facility and are permitted to collect test samples for testing at an approved laboratory.

Failure of a medical marijuana organization to provide the PADOH and its authorized agents immediate access to any part of a medical marijuana organization’s site or facility, requested material, physical or electronic information, or individual as part of an inspection or investigation may result in the imposition of a civil monetary penalty, suspension or revocation of its permit, or an immediate cessation of operations pursuant to a cease and desist order issued by the PADOH.

U.S. Attorney Statements in Pennsylvania
To the knowledge of management of the Company, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Pennsylvania. See “Risk Factors - The Company’s Business Activities are Illegal under U.S. Federal Law”.

Item 1A. Risk Factors.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-K. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Risks Specifically Related to Regulatory Matters

The Company’s Business Activities are Illegal under U.S. Federal Law.

Cannabis (with the exception of hemp containing no more than 0.3% THC by dry weight) is illegal under U.S. federal law. In those states in which the use of cannabis has been legalized, its use remains a violation of federal law pursuant to the Controlled Substances Act (the “CSA”). The CSA classifies cannabis as a Schedule I controlled substance, and as such, medical and adult use cannabis consumption is illegal under U.S. federal law. Unless and until Congress amends the CSA with respect to cannabis (and the President approves such amendment), there is a risk that federal authorities may enforce current federal law. If that occurs, the Subsidiaries or other entities in which the Company may have an interest from time to time may be deemed to be producing, cultivating or dispensing cannabis and drug paraphernalia in violation of federal law, or the Company may be deemed to be facilitating the selling or distribution of cannabis and drug paraphernalia in violation of federal law with respect to the Company’s investment in the Subsidiaries. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis is a significant risk which would greatly harm the Company’s business, prospects, results of operation, and financial condition. As all of our operations are cannabis-related and conducted in the United States, our balance sheet and operating statement exposure to U.S. marijuana related activities is 100% in each case.

The activities of the Subsidiaries are, and will continue to be, subject to evolving regulation by governmental authorities. The Subsidiaries are directly or indirectly engaged in the medical and adult use cannabis industry in the U.S. where local state law permits such activities. The legality of the production, cultivation, extraction, distribution, retail sales, transportation and use of cannabis differs between states in the U.S. Due to the current regulatory environment in the U.S., new risks may emerge, and management may not be able to predict all such risks.

There are 33 states in the U.S., in addition to Washington D.C., Puerto Rico, the U.S. Virgin Islands and Guam, that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Alaska, California, Colorado, Illinois, Maine, Massachusetts, Michigan, Nevada, Oregon, Vermont, Washington and Washington D.C. have legalized cannabis for adult use.

The funding by the Company of the activities of the Subsidiaries involved in the medical and adult use cannabis industry through equity investments, loans or other forms of investment, may be illegal under the applicable federal laws of the U.S. and other applicable laws. There can be no assurances that the federal government of the U.S. or other jurisdictions will not seek to enforce the applicable laws against the Company. The consequences of such enforcement would be materially adverse to the Company and the Company’s business, including its reputation, profitability, the market price of its publicly traded shares, and could result in the forfeiture or seizure of all or substantially all of the Company’s assets.

The prior U.S. administration attempted to address the inconsistent treatment of cannabis under state and federal law in the Cole Memorandum which Deputy Attorney General James Cole sent to all U.S. Attorneys in August 2013 that outlined certain priorities for the U.S. Department of Justice (“DOJ”) relating to the prosecution of cannabis offenses. The Cole Memorandum held that enforcing federal cannabis laws and regulations in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis, conduct in compliance with those laws and regulations was not a priority for the DOJ. The DOJ did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memorandum.

On January 4, 2018, then U.S. Attorney General Jeff Sessions formally issued the Sessions Memorandum, which rescinded the Cole Memorandum effective upon its issuance. The Sessions Memorandum stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime”, and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to cannabis activities. There can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. Jeff Sessions resigned as U.S. Attorney General on November 7, 2018. On February 14, 2019, William Barr was confirmed as U.S. Attorney General. It is unclear what impact this development will have on U.S. federal government enforcement policy. However, in a written response to questions from U.S. Senator Cory Booker made as a nominee, Attorney General Barr stated “I do not intend to go after parties who have complied with state law in reliance on the Cole Memo.” Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law.

The Department of Justice under Mr. Barr has not taken a formal position on federal enforcement of laws relating to cannabis. Mr. Barr has stated publicly that his preference would be to have a uniform federal rule against cannabis, but, absent such a uniform rule, his preference would be to permit the existing federal approach of leaving it up to the states to make their own decisions. There is no guarantee that the position of the Department of Justice will not change. If the Department of Justice policy under Attorney General William Barr were to aggressively pursue financiers or owners of cannabis-related businesses, and United States Attorneys followed such Department of Justice policies through pursuing prosecutions, then the Company could face (i) seizure of its cash and other assets used to support or derived from its cannabis operations, (ii) the arrest of its employees, directors, officers, managers and investors, and charges of ancillary criminal violations of the CSA for aiding and abetting and conspiring to violate the CSA by virtue of providing financial support to cannabis companies that service or provide goods to state-licensed or permitted cultivators, processors, distributors, and/or retailers of cannabis, and/or (iii) the barring of its employees, directors, officers, managers and investors who are not United States citizens from entry into the United States for life.

On December 20, 2019, President Donald Trump signed the Consolidated Appropriations Act, 2020 which included the Rohrabacher/Blumenauer Amendment, which prohibits the funding of federal prosecutions with respect to medical cannabis activities that are legal under state law, extending its application until September 30, 2020. There can be no assurances that the Rohrabacher/Blumenauer Amendment will be included in future appropriations bills.

There is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed, amended or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends or repeals the CSA with respect to medical and/or adult-use cannabis (and as to the timing or scope of any such potential amendment or repeal there can be no assurance), there is a significant risk that federal authorities may enforce current federal law. If the federal government begins to enforce federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, the Company’s business, results of operations, financial condition and prospects would be materially adversely affected.

Marijuana remains a Schedule I controlled substance under the CSA, and neither the Cole Memorandum nor its rescission nor the continued passage of the Rohrabacher/Blumenauer Amendment has altered that fact. The federal government of the United States has always reserved the right to enforce federal law in regard to the sale and disbursement of medical or adult-use marijuana, even if state law sanctions such sale and disbursement. If the United States federal government begins to enforce United States federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, the Company’s business, results of operations, financial condition and prospects would be materially adversely affected.

The uncertainty of U.S. federal enforcement practices going forward and the inconsistency between U.S. federal and state laws and regulations presents major risks for the business and operations of the Company, High Street and the Subsidiaries.

Nature of the Business Model

Since the cultivation, processing, production, distribution, and sale of cannabis for any purpose, medical, adult use or otherwise, remain illegal under U.S. federal law, it is possible that any of the Company, High Street or the Subsidiaries may be forced to cease activities. The United States federal government, through, among others, the DOJ, its sub agency the Drug Enforcement Agency (“DEA”), and the U.S. Internal Revenue Service (the “IRS”), have the right to actively investigate, audit and shut down cannabis growing facilities, processors and retailers. The U.S. federal government may also attempt to seize the property of the Company, High Street or any Subsidiary. Any action taken by the DOJ, the DEA and/or the IRS to interfere with, seize, or shut down the operations of the Company, High Street or any Subsidiary will have an adverse effect on their businesses, operating results and financial condition.

U.S. State Regulatory Uncertainty

There is no assurance that state laws legalizing and regulating the sale and use of cannabis will not be repealed, amended or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the U.S. federal government begins to enforce U.S. federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing state laws are repealed or curtailed, the Company’s business or operations in those states or under those laws would be materially and adversely affected. Federal actions against any individual or entity engaged in the cannabis industry or a substantial repeal of cannabis related legislation could adversely affect the Company, its business and its assets or investments.

Certain U.S. states where medical and/or adult use cannabis is legal have or are considering special taxes or fees on the cannabis industry. It is uncertain at this time whether other states are in the process of reviewing such additional taxes and fees. The implementation of special taxes or fees could have a material adverse effect upon the businesses, results of operations and financial condition of the Company, High Street and the Subsidiaries.

The Company, High Street and the Subsidiaries are Subject to Applicable Anti-Money Laundering Laws and Regulations

The Company, High Street and the Subsidiaries are subject to a variety of laws and regulations domestically and in the U.S. that involve money laundering, financial record-keeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the “Bank Secrecy Act”), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), as amended, and the rules and regulations thereunder, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the U.S. and Canada. Further, under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy.

Despite these laws, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued a memorandum on February 14, 2014 (the “FinCEN Memorandum”) outlining the pathways for financial institutions to bank state-sanctioned cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum echoed the enforcement priorities of the Cole Memorandum. Under these guidelines, financial institutions must submit a Suspicious Activity Report (“SAR”) in connection with all cannabis-related banking activities by any client of such financial institution, in accordance with federal money laundering laws. These cannabis-related SARs are divided into three categories - cannabis limited, cannabis priority, and cannabis terminated - based on the financial institution’s belief that the business in question follows state law, is operating outside of compliance with state law, or where the banking relationship has been terminated, respectively.

The FinCEN Memorandum states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. It refers to supplementary guidance included in the Cole Memorandum.

The revocation of the Cole Memorandum has not yet affected the status of the FinCEN Memorandum, nor has the Department of the Treasury given any indication that it intends to rescind the FinCEN Memorandum itself.

Although the FinCEN Memorandum remains intact, it is unclear whether the current administration will continue to follow the guidelines of the FinCEN Memorandum. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the DOJ’s prosecuting banks and financial institutions for crimes that were not previously prosecuted.

If any of the operations of High Street or any of the Subsidiaries, or any proceeds thereof, any dividend distributions or any profits or revenues derived from these operations were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds from a crime under one or more of the statutes noted above. This may restrict the ability of the Company, High Street or any of the Subsidiaries to declare or pay dividends or effect other distributions.

Restricted Access to Banking

In February 2014, the FinCEN bureau of the U.S. Treasury Department issued the FinCEN Memorandum (which is not law) which provides guidance with respect to financial institutions providing banking services to cannabis business, including burdensome due diligence expectations and reporting requirements. This guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked at any time by the executive branch. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, the Company may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it resides in permits cannabis sales. While the United States House of Representatives has passed the SAFE Banking Act, which would permit commercial banks to offer services to cannabis companies that are in compliance with state law, it remains under consideration by the Senate, and if Congress fails to pass the SAFE Banking Act, the Company’s inability, or limitations on the Company’s ability, to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for the Company to operate and conduct its business as planned or to operate efficiently.

Lack of Access to U.S. Bankruptcy Protections; Other Bankruptcy Risks

Because the use of cannabis is illegal under U.S. federal law, many courts have denied cannabis businesses bankruptcy protections, thus making it very difficult for lenders to recoup their investments in the cannabis industry in the event of a bankruptcy. If the Company, High Street or any of the Subsidiaries were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available, which would have a material adverse effect.

Additionally, there is no guarantee that the Company will be able to effectively enforce its interests in High Street and its underlying Subsidiaries. A bankruptcy or other similar event related to an investment of the Company that precludes a party from performing its obligations under an agreement may have a material adverse effect on the Company. In addition, bankruptcy or other similar proceedings are often a complex and lengthy process, the outcome of which may be uncertain and could result in a material adverse effect on the Company.

Heightened Scrutiny by Canadian Authorities

Because cannabis is illegal under U.S. federal law, the business, operations and investments of the Company, High Street and the Subsidiaries in the U.S., and any future businesses, operations and investments, may become the subject of heightened scrutiny by securities regulators, stock exchanges and other authorities in Canada. As a result, the Company may be subject to significant direct and indirect interaction with Canadian public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on the Company’s ability to invest or hold interests in other entities in the U.S. or any other jurisdiction, or have consequences for its stock exchange listing or Canadian reporting obligations, in addition to those described herein. See “The Company’s Business Activities are Illegal under U.S. Federal Law”.

On February 8, 2018, the Canadian Securities Administrators published Staff Notice 51-352 - Issuers with U.S. Marijuana-Related Activities (“Staff Notice 51-352”) describing the Canadian Securities Administrators’ disclosure expectations for specific risks facing issuers with cannabis-related activities in the U.S. Staff Notice 51-352 confirms that a disclosure-based approach remains appropriate for issuers with U.S. cannabis-related activities. Staff Notice 51-352 includes additional disclosure expectations that apply to all issuers with U.S. cannabis-related activities, including those with direct and indirect involvement in the cultivation and distribution of cannabis, as well as issuers that provide goods and services to third parties involved in the U.S. cannabis industry.

CDS Clearing and Depository Services Inc. (“CDS”) is Canada’s central securities depository, clearing and settling trades in the Canadian equity, fixed income and money markets. On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group, which is the owner and operator of CDS, announced the signing of a Memorandum of Understanding (“MOU”) with Aequitas NEO Exchange Inc., the CSE and the Toronto Stock Exchange confirming that it relies on such exchanges to review the conduct of listed issuers. The MOU notes that securities regulation requires that the rules of each of the exchanges must not be contrary to the public interest and that the rules of each of the exchanges have been approved by the securities regulators. Pursuant to the MOU, CDS will not ban accepting deposits of or transactions for clearing and settlement of securities of issuers with cannabis-related activities in the U.S.

Even though the MOU indicated that there are no plans of banning the settlement of securities of issuers with U.S. cannabis related activities through CDS, there can be no guarantee that the settlement of securities will continue in the future. If such a ban were to be implemented, it would have a material adverse effect on the ability of holders of Subordinate Voting Shares to make and settle trades. In particular, the Subordinate Voting Shares would become highly illiquid until an alternative (if available) was implemented, and investors would have no ability to effect a trade of the Subordinate Voting Shares through the facilities of a stock exchange.

Constraints on Marketing Products

The development of the Company’s business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by government regulatory bodies. The regulatory environment in the United States limits the Company’s ability to compete for market share in a manner similar to other industries. If the Company is unable to effectively market its products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for its products, the Company’s sales and operating results could be adversely affected.

Reliance on Management or Consulting Services Agreements with Subsidiaries and Affiliates

The Company’s Subsidiaries and other affiliates provide assistance and advice regarding the medicinal cannabis business in certain cases through management services agreements entered into with state-licensed entities. Under such agreements, the Subsidiaries and affiliates perform certain management and operational services. In exchange for providing these services, the subsidiaries and affiliates receive management fees which are a key source of revenue for the Company. Payment of such fees is dependent on the continuing validity and enforceability of the relevant management services agreements. If such agreements are found to be invalid or unenforceable by regulators, whether on the basis that they relate to activities that are illegal under U.S. federal law or otherwise, or are terminated by the counter-party, this could have a material adverse effect on the Company’s business, prospects, financial condition, and operating results.

European Anti-Money Laundering Laws and Regulation

European laws, regulations and their enforcement, particularly those pertaining to anti-money laundering, relating to making and/or holding investments in cannabis-related practices or activities are in flux and vary dramatically from jurisdiction to jurisdiction across Europe (including without limitation, the United Kingdom). The enforcement of these laws and regulations and their effect on shareholders are uncertain and involve considerable risk. In the event that any of the Company’s operations, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such operations are found to be in violation of such laws or regulation, such transactions (including holding of shares in the Company) could expose any shareholder(s) in that jurisdiction to potential prosecution and/or criminal and civil sanction.

Tax Risks Related to Controlled Substances

Limits on U.S. deductibility of certain expenses may have a material adverse effect on our financial condition, results of operations and cash flows. Section 280E (“Section 280E”) of the Internal Revenue Code (the “Code”) prohibits businesses from deducting certain expenses associated with the trafficking of controlled substances (within the meaning of Schedule I and II of the CSA). IRS has applied Section 280E narrowly in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E that is favorable to cannabis businesses.

If our tax filing positions were to be challenged by federal, state and local or foreign tax jurisdictions, we may not be wholly successful in defending our tax filing positions. We record reserves for unrecognized tax benefits based on our assessment of the probability of successfully sustaining tax filing positions. Management exercises significant judgment when assessing the probability of successfully sustaining tax filing positions, and in determining whether a contingent tax liability should be recorded and, if so, estimating the amount. If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts or we may be required to reduce the carrying amount of our net deferred tax asset, either of which result could be significant to our financial condition or results of operations.

Foreign Private Issuer Status

Unlike in prior years, as of January 1, 2020, we are required to comply with the domestic reporting regime under the United States Securities Exchange Act of 1934 (the “Exchange Act”) and will incur significant legal, accounting and other expenses, and our management will be required to devote substantial additional time to new compliance initiatives and corporate governance matters.

We determined that, as of June 30, 2019, we no longer qualified as a “foreign private issuer” under the rules and regulations of the SEC. While we were a foreign private issuer, we were exempt from compliance with certain laws and regulations of the SEC, including the proxy rules, the short-swing profits recapture rules and certain governance requirements, such as independent director oversight of the nomination of directors and executive compensation. In addition, we were not required to file annual, quarterly and current reports and financial statements with the SEC as frequently or as promptly as U.S. companies registered under the Exchange Act. As a result of this determination, beginning on January 1, 2020, we were no longer entitled to “foreign private issuer” exemptions and we now report as a domestic U.S. filer, including filing quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements under Section 14 of the Exchange Act. In addition, we now prepare our financial statements in accordance with generally accepted accounting principles in the United States rather than International Financial Reporting Standards. In addition, beginning January 1, 2020, our “insiders” were and continue to be subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act. The Company is also no longer exempt from the requirements of Regulation FD promulgated by the SEC under the Exchange Act.

The regulatory and compliance costs associated with the reporting and governance requirements applicable to U.S. domestic issuers may be significantly higher than the costs we previously incurred as a foreign private issuer. As a result, we expect that the loss of foreign private issuer status will increase our legal and financial compliance costs and will make some activities highly time consuming and costly. In addition, we need to develop our reporting and compliance infrastructure and may face challenges in complying with the new requirements applicable to us.

Emerging Growth Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies.

For as long as we continue to be an emerging growth company, we intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Subordinate Voting Shares less attractive because we will rely on these exemptions. If some investors find our Subordinate Voting Shares less attractive as a result, then there may be a less active trading market for our Subordinate Voting Shares and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the last day of the year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of the year following the fifth anniversary of the first sale of the common equity securities pursuant to an effective registration under the Securities Act of 1933, as amended (the “Securities Act”); (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Limited Trademark Protection

The Subsidiaries will not be able to register any U.S. federal trademarks in classes covering their cannabis-related products or services under the current state of federal law. Because producing, manufacturing, processing, possessing, distributing, and selling cannabis is illegal under the CSA, the United States Patent and Trademark Office (USPTO) will not permit the registration of any trademark that does not comply with the CSA. As a result, the Subsidiaries will unlikely be able to protect their cannabis product trademarks beyond the geographic areas in which they conduct business pursuant to the relevant state’s law. The use of such trademarks outside the states in which the Subsidiaries operate by one or more other persons could have a material adverse effect on the value of such trademarks.

Civil Asset Forfeiture

Because the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry, such as the Company, High Street and the Subsidiaries which are either used in the course of conducting such business, or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture.

FDA Regulation

Cannabis containing more than 0.3% THC (tetrahydrocannabinol) remains a Schedule I controlled substance under U.S. federal law. If the federal government reclassifies cannabis to a Schedule II controlled substance, it is possible that the FDA would regulate it under the Federal Food, Drug, and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including good manufacturing practices, related to the growth, cultivation, harvesting and processing of medical cannabis. If regulated by the FDA as a drug, clinical trials would be needed to demonstrate efficacy and safety. It is also possible that the FDA would require that facilities where medical-use cannabis is grown register with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, what the impact this would have on the cannabis industry is unknown, including what costs, requirements and possible prohibitions may be enforced. If the Subsidiaries are unable to comply with the regulations or registration as prescribed by the FDA, it may have an adverse effect on the business, operating results and financial condition of the Company and/or High Street.

Laws and Regulations Affecting the Industry in which the Company Operates are Constantly Changing

The constant evolution of laws and regulations affecting the cannabis industry could detrimentally affect the Company. The current and proposed operations of the Subsidiaries are subject to a variety of local, state and federal medical cannabis laws and regulations relating to the manufacture, management, transportation, storage and disposal of cannabis, as well as laws and regulations relating to consumable products health and safety, the conduct of operations and the protection of the environment. These laws and regulations are broad in scope and subject to evolving interpretations, which could require the Company, High Street or the Subsidiaries to incur substantial costs associated with compliance or alter certain aspects of their business plans. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of the business plans of the Company, High Street or the Subsidiaries and result in a material adverse effect on certain aspects of their planned operations. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect the Company's profitability or cause it to cease operations entirely. The cannabis industry may come under the scrutiny or further scrutiny by the FDA, SEC, the DOJ, the Financial Industry Regulatory Advisory or other federal or applicable state or nongovernmental regulatory authorities or self-regulatory organizations that supervise or regulate the production, distribution, sale or use of cannabis for medical or adult use purposes in the United States. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding the industry may adversely affect the business and operations of the Company, including without limitation, the costs to remain compliant with applicable laws and the impairment of its business or the ability to raise additional capital. In addition, the Company will not be able to predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to its business. For example, see the “Risk Factors - Heightened Scrutiny by Canadian Authorities” related to CDS above.

Limitation on Ownership of Licenses

In certain states, the cannabis laws and regulations limit, not only the number of cannabis licenses issued, but also the number of cannabis licenses that one person may own. For example, in Massachusetts, no person may have an ownership interest, or control over, more than three license holders in any category - cultivation, processing or dispensing. In Maryland, the Department of Health has taken the position that the law prevents having a material ownership interest in more than one license holder in any one of these three categories. In New Jersey, there are restrictions on overlapping ownership of license holders. In Florida, there are also limitations on owning more than one of the vertically-integrated medical cannabis licenses offered in that state. The

Company believes that, where such restrictions apply, it may still capture significant share of revenue in the market through wholesale sales, exclusive marketing relations, provision of management or consulting services, franchising and similar arrangement with other operators. Nevertheless, such limitations on the acquisition of ownership of additional licenses within certain states may limit the Company’s ability to grow organically or to increase its market share in such states.

Risks Generally Related to the Company
Our Results of Operations May be Negatively Impacted by the COVID-19 Outbreak

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in Wuhan, China. Since then, it has spread to several other countries and infections have been reported around the world. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic.

In response to the outbreak, governmental authorities in the United States, Canada and internationally have introduced various recommendations and measures to try to limit the pandemic, including travel restrictions, border closures, non-essential business closures, quarantines, self-isolations, shelters-in-place and social distancing. The COVID-19 outbreak and the response of governmental authorities to try to limit it are having a significant impact on the private sector and individuals, including unprecedented business, employment and economic disruptions. The continued spread of COVID-19 in the United States, Canada and globally could have an adverse impact on our business, operations and financial results, including through disruptions in our cultivation and processing activities, supply chains and sales channels, as well as a deterioration of general economic conditions including a possible national or global recession. Shelter-in-place orders and social distancing practices designed to limit the spread of COVID-19 may affect our retail business. Due to the speed with which the COVID-19 situation is developing and the uncertainty of its magnitude, outcome and duration, it is not possible to estimate its impact on our business, operations or financial results; however, the impact could be material.

Unfavorable Publicity or Consumer Perception

The legal cannabis industry in the U.S. is at an early stage of its development. Cannabis has been, and is expected to continue to be, a controlled substance for the foreseeable future. Consumer perceptions regarding legality, morality, consumption, safety, efficacy and quality of cannabis are mixed and evolving. Consumer perception can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for cannabis and on the business, results of operations, financial condition and cash flows of the Subsidiaries and accordingly High Street and the Company. Further, adverse publicity, reports or other media attention regarding cannabis in general, or associating the consumption of cannabis with illness or other negative effects or events, could have such a material adverse effect.

Public opinion and support for medical and adult use cannabis use has traditionally been inconsistent and varies from jurisdiction to jurisdiction. While public opinion and support appears to be rising for legalizing medical and adult use cannabis, it remains a controversial issue subject to differing opinions surrounding the level of legalization (for example, medical cannabis as opposed to legalization in general).

The ability to gain and increase market acceptance of the Subsidiaries’ products may require the Company, High Street and/or the Subsidiaries to establish and maintain its brand name and reputation. In order to do so, substantial expenditures on product development, strategic relationships and marketing initiatives may be required. There can be no assurance that these initiatives will be successful and their failure may have an adverse effect on the Company, High Street and/or the Subsidiaries.

Further, a shift in public opinion may also result in a significant influence over the regulation of the cannabis industry in Canada, the U.S. or elsewhere. A negative shift in the perception of the public with respect to medical cannabis in the U.S. or any other applicable jurisdiction could affect future legislation or regulation. Among other things, such a shift could cause state jurisdictions to abandon initiatives or proposals to legalize medical cannabis, thereby limiting the number of new state jurisdictions into which the Company could expand. Any inability to fully implement the Company’s expansion strategy may have a material adverse effect on its business, financial condition and results of operations.

Limited Operating History

The Company presently generates losses, and will only start generating profits in future periods if at all, and accordingly, the Company is therefore expected to remain subject to many of the risks common to early-stage enterprises for the foreseeable future, including challenges related to laws, regulations, licensing, integrating and retaining qualified employees; making effective use of limited resources; achieving market acceptance of existing and future solutions; competing against companies with greater financial and technical resources; acquiring and retaining customers; and developing new solutions. There can be no assurance that the Subsidiaries will be successful in addressing these risks, and the failure to do so in any one area could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

Competition with the Company

There is potential that the Company will face intense competition from other companies, some of which can be expected to have longer operating histories and more financial resources and experience than the Company. Increased competition by larger and better financed competitors could materially and adversely affect the business, financial condition, results of operations or prospects of the Company.

Because of the early stage of the industry in which the Company operates, the Company expects to face additional competition from new entrants. To become and remain competitive, the Company will require research and development, marketing, sales and support. In addition, the Company will have to establish and leverage best practices, standardize operating procedures and generate operational efficiencies through services shared among the Subsidiaries and other organizational methodologies. Pressure from the Company’s competitors may have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

Competition with the Subsidiaries

There is potential that the Subsidiaries will face intense competition from other companies, some of which can be expected to have longer operating histories and more financial resources and experience than the Subsidiaries. Currently, the cannabis industry is generally comprised of individuals and small to medium-sized entities; however, the risk remains that large conglomerates and companies who also recognize the potential for financial success through investment in this industry could strategically purchase or assume control of larger dispensaries, processing plants and cultivation facilities. In doing so, these larger competitors could establish price setting and cost controls which would effectively “price out” many of the individuals and small to medium-sized entities who currently make up the bulk of the participants in the varied businesses operating within and in support of the medical and adult-use cannabis industry. Competition between companies in the cannabis industry also relies heavily on the ability to attract community support.

Because of the early stage of the industry in which the Subsidiaries operate, the Company expects the Subsidiaries to face additional competition from new entrants. To become and remain competitive, the Subsidiaries will require research and development, marketing, sales and support. The Company may not have sufficient resources to maintain research and development, marketing, sales and support efforts on a competitive basis which could materially and adversely affect the business, financial condition and results of operations of the Subsidiaries and, in turn, the Company.

In addition, medical cannabis products compete against other healthcare drugs and a high volume of cannabis continues to be sold illegally on the illicit market.

Dependence on Performance of Subsidiaries

The Company is dependent on the operations, assets and financial health of the Subsidiaries. Accordingly, if the financial performance of any Subsidiary declines this will adversely affect the Company’s investment in such Subsidiary, the ability to realize a return on such investment and the financial results of the Company. The Company will conduct due diligence on each new entity prior to making any investment. Nonetheless, there is a risk that there may be some liabilities or other matters that are not identified through the due diligence or ongoing monitoring that may have an adverse effect on the business, and this could have a material adverse impact on the business, financial condition, results of operations or prospects of the Company.

Competition from Synthetic Production and Technological Advances

The pharmaceutical industry may attempt to dominate the cannabis industry, and in particular, legal cannabis, through the development and distribution of synthetic products which emulate the effects and treatment of organic cannabis. If they are successful, the widespread popularity of such synthetic products could change the demand, volume and profitability of the cannabis industry. This could materially adversely affect the ability of the Company to secure long-term profitability and success through the sustainable and profitable operation of its business. There may be unknown additional regulatory fees and taxes that may be assessed in the future.

Ability to Identify Investments

A key element of the Company’s growth strategy will in part involve identifying and making acquisitions of interests in, or the businesses of, entities involved in the legal cannabis industry. The Company’s ability to identify such potential acquisition opportunities and make debt and/or equity investments is not guaranteed. Achieving the benefits of future acquisitions will depend in part on successfully identifying and capturing such opportunities in a timely and efficient manner and in structuring such arrangements to ensure a stable and growing stream of revenues.

Risks Associated with Failure to Manage Growth Effectively

The growth of High Street and the Company has placed and may continue to place significant demands on management and their operational and financial infrastructures. As the operations of the Company, High Street and the Subsidiaries grow in size, scope and complexity and as new opportunities are identified and pursued, the Company and High Street may need to increase in scale its infrastructure (financial, management, informational, personnel and otherwise). In addition, the Company will need to effectively execute on business opportunities and continue to build on and deploy its corporate development and marketing assets as well as access sufficient new capital, as may be required. The ability of the Company and High Street to successfully complete the proposed acquisitions and to capitalize on other growth opportunities may redirect the limited resources of the Company and/or High Street and require expansion of its infrastructure. This will require the commitment of financial, operational and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase.

There can be no assurance that the Company or High Street will be able to respond adequately or quickly enough to the changing demands that its proposed acquisition plans will impose on management, team members and existing infrastructure, and changes to the operating structure of the Company and High Street may result in increased costs or inefficiencies that cannot be anticipated. Changes as the Company and High Street grow may have a negative impact on their operations, and cost increases resulting from the inability to effectively manage its growth could adversely impact its profitability. In addition, continued growth could also strain the ability to maintain reliable service levels for its clients, develop and approve its operational, financial and management controls, enhance its reporting systems and procedures and recruit, train and retain highly-skilled personnel. Failure to effectively manage growth could result in difficulty or delays in servicing clients, declines in quality or client satisfaction, increases in costs, difficulties in introducing new products or applications or other operational difficulties, and any of these difficulties could adversely impact the business performance and results of operations of the Company and High Street.

Future Material Acquisitions or Dispositions of Strategic Transactions

Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) potential disruption of the Company’s ongoing business, (ii) distraction of management, (iii) the Company may become more financially leveraged, (iv) the anticipated benefits and cost savings of those transactions may not be realized fully or at all or may take longer to realize than expected, (v) increasing the scope and complexity of the Company’s operations, and (vi) loss or reduction of control over certain of the Company’s assets. Additionally, the Company or High Street may issue additional equity interests in connection with such transactions, which would dilute a shareholder’s holdings in the Company.

Risks Associated with Acquisitions

As part of the Company’s overall business strategy, the Company intends to pursue select strategic acquisitions which could provide additional product offerings, vertical integrations, additional industry expertise or a stronger industry presence in both existing and new jurisdictions. Future acquisitions may expose the Company to potential risks, including risks associated with: (i) the integration of new operations, services and personnel; (ii) unforeseen or hidden liabilities; (iii) the diversion of resources from the Company’s existing interests and business; (iv) potential inability to generate sufficient revenue to offset new costs; (v) the expenses of acquisitions; or (vi) the potential loss of or harm to relationships with both employees and existing users resulting from its integration of new businesses. In addition, any proposed acquisitions may be subject to regulatory approval.

Proposed Transactions

The Company’s pending transactions are subject to certain conditions, many of which are outside of the control of the Company and there can be no assurance that they will be completed, on a timely basis or at all. As a consequence, there is a risk that one or more of the proposed transactions will not close in a timely fashion or at all. If one or more of the proposed transactions is not completed for any reason, the ongoing business of the Company may be adversely affected and, without realizing any of the benefits of having completed such transactions, the Company will be subject to a number of risks, including, without limitation, (i) the Company may experience negative reactions from the financial markets, including negative impacts on the Company’s stock price, (ii) in the case of a proposed acquisition, the Company may need to find an alternative use of any capital earmarked for such proposed acquisitions, (iii) in the case of a proposed disposition, the Company will not receive the anticipated proceeds of such disposition and accordingly may not be able to execute on other business opportunities for which such proceeds have been earmarked, and (iv) matters relating to the proposed transactions will require substantial commitments of time and resources by management of the Company which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to the Company.

If one or more of the proposed transactions are not completed, the risks described above may materialize and they may adversely affect the business, results of operations, financial condition and prospects and stock price of the Company.

Ability to Access Public and Private Capital

The Company may require equity and/or debt financing to undertake capital expenditures or to undertake acquisitions or other transactions. If the Company is required to access capital markets to carry out its development objectives, the state of capital markets and other financial systems could affect the Company’s access to, and cost of, capital. There can be no assurance that additional financing will be available to the Company when needed or on terms that are commercially viable. The Company’s inability to raise financing to fund capital expenditures or acquisitions could limit its growth and may have a material adverse effect upon future profitability.

The Company may have access to equity financing from the public capital markets in Canada and the U.S. by virtue of its status as a reporting issuer in each of the provinces of Canada (other than Newfoundland and Labrador, Prince Edward Island and Quebec), and under the Exchange Act. The Company also may have access to equity and debt financing from the prospectus exempt (private placement) markets in Canada and the U.S. The Company also has relationships with sources of private capital (such as funds and high net worth individuals) that could be investigated at a higher cost of capital. While the Company is not able to obtain bank financing in the U.S. or financing from other U.S. federally regulated entities, it currently has access to equity financing through the public and private markets in Canada and the U.S., and to debt financing in the U.S. through certain specialty lenders.

However, additional equity financing may be dilutive to shareholders of the Company and could involve the sale of securities with rights and preferences superior to those of the Subordinate Voting Shares. Debt financing may involve restrictions on the Company’s financing and operating activities. Debt financing may be convertible into other securities of the Company or involve the issuance of equity fees, either of which may result in immediate or resulting dilution. In either case, additional financing may not be available to the Company on acceptable terms or at all. If the Company is unable to raise additional funds as needed, the scope of its operations or growth may be reduced and, as a result, the Company may be unable to fulfill its long-term goals. In this case, investors may lose all or part of their investment. Any default under such debt instruments could have a material adverse effect on the Company, its business or the results of operations.

Investments May be Pre-Revenue

The Company may make investments in companies with no significant sources of operating cash flow and no revenue from operations. The Company’s investment in such companies are subject to risks and uncertainties that new companies with no operating history may face. In particular, there is a risk that the Company’s investment in these pre-revenue companies will not be able to meet anticipated revenue targets or generate no revenue at all. The risk is that underperforming pre-revenue companies may lead to these businesses failing which could have a materially adverse impact on the business, financial condition and operating results of the Company.

Enforceability of Judgments Against Subsidiaries

High Street and the Subsidiaries are organized under the laws of various U.S. states. All of the assets of these entities are located outside of Canada and certain of the experts retained by the Company or its affiliates are residents of countries other than Canada. As a result, it may be difficult or impossible for shareholders of the Company to effect service within Canada upon such persons, or to realize against them in Canada upon judgments of courts of Canada predicated upon the civil liability provisions of applicable Canadian provincial securities laws or otherwise. There is some doubt as to the enforceability in the U.S. by a court in original actions, or in actions to enforce judgments of Canadian courts, of civil liabilities predicated upon such applicable Canadian provincial securities laws or otherwise. A court in the U.S. may refuse to hear a claim based on a violation of Canadian provincial securities laws or otherwise on the grounds that such jurisdiction is not the most appropriate forum to bring such a claim. Even if a court in the U.S. agrees to hear a claim, it may determine that the local law in the U.S., and not Canadian law, is applicable to the claim. If Canadian law is found to be applicable, the content of applicable Canadian law must be proven as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by U.S. law in such circumstances.

Research and Market Development

Although the Company through High Street and the Subsidiaries, will be committed to researching and developing new markets and products and improving existing products, there can be no assurances that such research and market development activities will prove profitable or that the resulting markets and/or products, if any, will be commercially viable or successfully produced and marketed.

Due to the early stage of the legal cannabis industry, forecasts regarding the size of the industry and the sales of products by the Subsidiaries is inherently subject to significant unreliability. A failure in the demand for products to materialize as a result of competition, technological change or other factors could have a material adverse effect on the business, results of operations and financial condition of High Street and the Subsidiaries, and consequently, the Company.

Results of Future Clinical Research

Research in Canada, the U.S. and internationally regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of cannabis or isolated cannabinoids (such as CBD and THC), and associated terpenoids remains in early stages. There have been relatively few clinical trials on the benefits of cannabis or isolated cannabinoids (such as CBD and THC). Although the Company believes that the articles, reports and studies support its beliefs regarding the medical benefits, viability, safety, risks, efficacy, dosing and social acceptance of cannabis, future basic research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, cannabis. Future research studies and clinical trials may reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to cannabis, which could have a material adverse effect on the demand for the Company’s products with the potential to lead to a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

Environmental Risk and Regulation

The operations of the Company, High Street and the Subsidiaries are subject to environmental regulation in the various jurisdictions in which they operate. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors (or the equivalent thereof) and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the operations of the Company, High Street or the Subsidiaries.

Governmental Approvals and Permits and Laws

Government approvals and permits are currently, and may in the future be, required in connection with the operations of the Company, High Street or the Subsidiaries. To the extent such approvals are required and not obtained, the Company, High Street or any of the Subsidiaries may be curtailed or prohibited from their production of medical and adult-use cannabis or from proceeding with the development of their operations as currently proposed.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. The Subsidiaries may be required to compensate those suffering loss or damage by reason of their operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

The Subsidiaries may not be able to obtain or maintain the necessary licenses, permits, certificates, authorizations or accreditations to operate their respective businesses, or may only be able to do so at great cost. In addition, the Subsidiaries may not be able to comply fully with the wide variety of laws and regulations applicable to the cannabis industry. Failure to comply with or to obtain the necessary licenses, permits, certificates, authorizations or accreditations could result in restrictions on a Subsidiary’s ability to operate in the cannabis industry, which could have a material adverse effect on the business, results of operations and financial condition of the Company, High Street and/or the Subsidiaries.

Amendments to current laws, regulations and permits governing the production of medical and adult-use cannabis, or more stringent implementation thereof, could have a material adverse impact on the Company, High Street or any of the Subsidiaries and cause increases in expenses, capital expenditures or production costs or reduction in levels of production or require abandonment or delays in development.

Enforceability of Contracts

Since cannabis remains illegal at a federal level, courts in multiple U.S. states have on several occasions found cannabis-related contracts unenforceable due to illegality under federal law, even in the absence of any violation of state law. Therefore, there is uncertainty that the Company, High Street or any of the Subsidiaries will be able to legally enforce their respective material agreements.

Liability and Enforcement Complaints

The participation of the Company, High Street or the Subsidiaries in the cannabis industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against the Company, High Street or any of the Subsidiaries. Litigation, complaints, and enforcement actions could consume considerable amounts of financial and other corporate resources, which could have an adverse effect on the future cash flows, earnings, results of operations and financial condition of the Company, High Street or any of the Subsidiaries.

Service Providers

As a result of any adverse change to the approach in enforcement of the U.S. cannabis laws, adverse regulatory or political changes, additional scrutiny by regulatory authorities, adverse changes in the public perception in respect to the consumption of cannabis or otherwise, third-party service providers to the Company, High Street or any of the Subsidiaries could suspend or withdraw their services, which may have a material adverse effect on the business, revenues, operating results, financial condition or prospects of the Company, High Street or any of the Subsidiaries.

Reliance on Management or Consulting Services Agreements with Subsidiaries and Affiliates

The Subsidiaries and other affiliates provide assistance and advice in the medicinal cannabis business in certain cases through management or consulting services agreements entered into with state-licensed entities. Under such agreements, the Subsidiaries and affiliates perform certain operational or administrative services. In exchange for providing these services, the Subsidiaries and affiliates receive management fees which are a source of revenue. Payment of such fees is dependent on the continuing validity and enforceability of the relevant agreements. If such agreements are found to be invalid or unenforceable, or are terminated by the counter-party, this could have a material adverse effect on the business, prospects, financial condition, and operating results.

Product Liability

Certain of the Subsidiaries manufacture, process and/or distribute products designed to be ingested by humans, and therefore face an inherent risk of exposure to product liability claims, regulatory action and litigation if products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of cannabis products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of cannabis products alone or in combination with other medications or substances could occur. The Company, High Street and/or the Subsidiaries may be subject to various product liability claims, including, among others, that the products produced by them caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action could result in increased costs, could adversely affect the reputation of the Company, High Street or any of the Subsidiaries, and could have a material adverse effect on the business, results of operations and financial condition of the Company, High Street or any of the Subsidiaries. There can be no assurances that product liability insurance will be obtained or maintained on acceptable terms or with adequate coverage against potential liabilities.

Product Recalls

Cultivators, manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of the products produced by the Subsidiaries are recalled due to an alleged product defect or for any other reason, the Subsidiaries could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall and may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. Additionally, if one of the products produced by a Subsidiary were subject to recall, the image of that product and the Subsidiary and potentially the Company could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for products produced by the Subsidiaries and could have a material adverse effect on their results of operations and financial condition as well as those of the Company.

Risks Inherent in an Agricultural Business

Medical and adult-use cannabis is an agricultural product. There are risks inherent in the cultivation business, such as insects, plant diseases and similar agricultural risks. Although the products are usually grown indoors or in green houses under climate-controlled conditions, with conditions monitored, there can be no assurance that natural elements will not have a material adverse effect on the production of the Subsidiaries’ products and, consequentially, on the business, financial condition and operating results of the Company.

Reliance on Key Inputs

The cultivation, extraction and processing of cannabis and derivative products is dependent on a number of key inputs and their related costs including raw materials, electricity, water and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact the business, financial condition and operating results of the Subsidiaries, and consequently, the Company. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier was to go out of business, the relevant Subsidiary might be unable to find a replacement for such source in a timely manner or at all. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of a Subsidiary, and consequently, the Company.

In addition, medical cannabis growing operations consume considerable energy, making the Subsidiaries vulnerable to rising energy costs. Rising or volatile energy costs may adversely impact the business of the Subsidiaries and their ability to operate profitably which may, in turn, adversely impact the Company.

Key Personnel

The success of the Company will depend on the abilities, experience, efforts and industry knowledge of senior management and other key employees of the Company and High Street. If one or more of the executive officers or key personnel of the Company, High Street or the Subsidiaries were unable or unwilling to continue in their present positions, the Company, High Street or the relevant Subsidiary, as applicable, might not be able to replace them easily or at all. The long-term loss of the services of any key personnel for any reason could have a material adverse effect on business, financial condition, results of operations or prospects of the Company. In addition, if any of the executive officers or key employees of the Company, High Street or the Subsidiaries joins a competitor or forms a competing company, the Company, High Street or the relevant Subsidiary may lose know-how, key professionals and staff members.

Talent Pool

As the Company, High Street and the Subsidiaries grow, they will need to hire additional human resources to continue to develop their businesses. However, experienced talent in the areas of medical cannabis research and development, growing cannabis and extraction is difficult to source, and there can be no assurance that the appropriate individuals will be available or affordable. Without adequate personnel and expertise, the growth of the business of the Company, High Street or the Subsidiaries may suffer. There can be no assurance that any of the Company, High Street or the Subsidiaries will be able to effectively manage growth, and any failure to do so could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company, High Street or the Subsidiaries.

Fraudulent or Illegal Activity by Employees, Contractors and Consultants

The Company, High Street and the Subsidiaries are exposed to the risk that any of their employees, independent contractors, consultants or business counterparties may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to the Company, High Street or any Subsidiary that violates, (i) government regulations, (ii) manufacturing standards, (iii) federal and state healthcare fraud and abuse laws and regulations, or (iv) laws that require the true, complete and accurate reporting of financial information or data. It may not always be possible for the Company, High Street or the Subsidiaries to identify and deter misconduct by its employees and other third parties, and the precautions taken by the Company to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting the Company, High Street or the Subsidiaries from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against the Company, High Street or any of the Subsidiaries, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on the business of the Company, High Street or the Subsidiaries, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of the operations of the Company, High Street or the Subsidiaries, any of which could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company, High Street or any of the Subsidiaries.

Intellectual Property

The success of the Company will depend, in part, on the ability of the Subsidiaries to maintain and enhance trade secret protection over their existing and potential proprietary techniques and processes. The Subsidiaries may be vulnerable to competitors who develop competing technology, whether independently or as a result of acquiring access to the proprietary products and trade secrets of the Subsidiaries, notwithstanding the Subsidiaries’ use and enforcement of non-disclosure and non-compete agreements. In addition, effective future patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries and may be unenforceable under the laws of certain jurisdictions. Failure of the Subsidiaries to adequately maintain and enhance protection over their proprietary techniques and processes could have a materially adverse impact on the business, financial condition and operating results of the Company.

The Company May be Exposed to Infringement or Misappropriation Claims by Third Parties

The Company’s success may likely depend on the ability of the Subsidiaries to use and develop new extraction technologies, recipes, know-how and new strains of cannabis without infringing the intellectual property rights of third parties. The Company cannot ensure that third parties will not assert intellectual property claims against it. The Company is subject to additional risks if entities licensing intellectual property to the Company do not have adequate rights in any such licensed materials. If third parties assert copyright or patent infringement or violation of other intellectual property rights against the Company, it will be required to defend itself in litigation or administrative proceedings, which can be both costly and time consuming and may significantly divert the efforts and resources of management personnel. An adverse determination in any such litigation or proceedings to which the Company may become a party could subject it to significant liability to third parties, require it to seek licenses from third parties, to pay ongoing royalties or subject the Company to injunctions prohibiting the development and operation of its products and services.

Insurance Coverage

There is a risk that a greater number of state regulatory agencies will begin requiring entities engaged in certain aspects of the business or industry of legal cannabis to post a bond or significant fees when applying for example for a dispensary license or renewal as a guarantee of payment of sales and franchise tax. The Company is not able to quantify at this time the potential scope for such bonds or fees in the states in which it currently or may in the future have operations. Any bonds or fees of material amounts could have a negative impact on the ultimate success of the business of the Subsidiaries and High Street, and consequently, the Company.

The Company’s business is subject to numerous risks and hazards generally, including adverse environmental conditions, accidents, labor disputes and changes in the regulatory environment. Such occurrences could result in damage to assets, personal injury or death, environmental damage, delays in operations, monetary losses and possible legal liability.

Although High Street maintains insurance to protect against certain risks in such amounts as it considers to be reasonable, its insurance does not cover all the potential risks associated with its operations. The Company may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards encountered in the operations of High Street and the Subsidiaries is not generally available on acceptable terms. The Company might also become subject to liability for pollution or other hazards which may not be insured against or which the Company may elect not to insure against because of premium costs or other reasons. Losses from these events may cause the Company to incur significant costs that could have a material adverse effect upon its business, results of operations, financial condition or prospects.

Litigation

Any of the Company, High Street or the Subsidiaries may become party to litigation from time to time in the ordinary course of business which could adversely affect their businesses. Should any litigation in which any of the Company, High Street or the Subsidiaries becomes involved result in a decision or verdict against them, such decision or verdict could materially adversely affect the ability of the Company, High Street or any Subsidiary to continue operating and could materially adversely impact the market price for Subordinate Voting Shares as well as result in the expenditure of significant resources. Even if any of the Company, High Street or the Subsidiaries are involved in litigation and wins, litigation can redirect significant resources from business operations to prosecuting or defending such litigation, which can adversely affect the business, operations or financial condition of the Company, High Street and/or the Subsidiaries, as applicable.

Internal Controls

Effective internal controls are necessary for the Company to provide reliable financial reports and to help prevent fraud. Although the Company will implement a number of safeguards in efforts to ensure the reliability of its financial reports, including those imposed on the Company under U.S. and Canadian laws, including the Sarbanes-Oxley Act of 2002, the Company cannot be certain that such measures will ensure that the Company will maintain adequate control over financial reporting. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s ability to meet its reporting obligations. If the Company or its auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in the Company’s consolidated financial statements and adversely affect the trading price of the Subordinate Voting Shares.

We are exposed to potential risks from legislation requiring companies to evaluate internal controls under Section 404(a) of the Sarbanes-Oxley Act of 2002. As an emerging growth company, we will not be required to provide a report on the effectiveness of its internal controls over financial reporting until our second Annual Report on Form 10-K, and we will be exempt from auditor attestation requirements concerning any such report so long as we are an emerging growth company. We have not yet evaluated whether our internal control procedures are effective and therefore there is a greater likelihood of material weaknesses in our internal controls, which could lead to misstatements or omissions in our reported financial statements as compared to issuers that have conducted such evaluations.

Operational Risks

The Company, High Street and the Subsidiaries may be affected by a number of operational risks and may not be adequately insured for certain risks, including: labor disputes; catastrophic accidents; fires; blockades or other acts of social activism; changes in the regulatory environment; impact of non-compliance with laws and regulations; natural phenomena, such as inclement weather conditions, floods, earthquakes and ground movements. There is no assurance that the foregoing risks and hazards will not result in damage to, or destruction of, the Subsidiaries’ properties, dispensary facilities, grow facilities and extraction facilities, personal injury or death, environmental damage, or have an adverse impact on the Subsidiaries’ operations, costs, monetary losses, potential legal liability and adverse governmental action, any of which could have an adverse impact on the future cash flows, earnings and financial condition of the Company, High Street or the Subsidiaries. Also, the Subsidiaries may be subject to or affected by liability or sustain loss for certain risks and hazards against which they may elect not to insure because of the cost. This lack of insurance coverage could have an adverse impact on future cash flows, earnings, results of operations and financial condition of the Company, High Street or the Subsidiaries.

Conflicts of Interest

Certain of the Company’s directors and officers are, and may continue to be, involved in other business ventures through their direct and indirect participation in corporations, partnerships, joint ventures, etc. that may become potential competitors of the products and services the Company intends to provide. Situations may arise in connection with potential acquisitions or investment opportunities where the other interests of these directors and officers conflict with or diverge from the Company’s interests. In accordance with applicable corporate law, directors who have a material interest in or who are a party to a material contract or a proposed material contract with the Company are required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve the contract. In addition, the directors and officers are required to act honestly and in good faith with a view to the best interests of the Company. However, in conflict of interest situations, the Company’s directors and officers may owe the same duty to another company and will need to balance their competing interests with their duties to the Company. Circumstances (including with respect to future corporate opportunities) may arise that may be resolved in a manner that is unfavorable to the Company.

Effect of General Economic and Political Conditions

The business of each of the Company, High Street and the Subsidiaries, is subject to the impact of changes in national or North American economic conditions including, but not limited to, recessionary or inflationary trends, equity market conditions, consumer credit availability, interest rates, consumers’ disposable income and spending levels, job security and unemployment, and overall consumer confidence. These economic conditions may be further affected by political events throughout the world that cause disruptions in the financial markets, either directly or indirectly. Adverse economic and political developments could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company, High Street and the Subsidiaries.

Information Technology Systems and Cyber Security Risk

The Subsidiaries’ use of technology is critical in their respective continued operations. The Subsidiaries are susceptible to operational, financial and information security risks resulting from cyber-attacks and/or technological malfunctions. Successful cyber-attacks and/or technological malfunctions affecting the Subsidiaries or their service providers can result in, among other things, financial losses, the inability to process transactions, the unauthorized release of customer information or confidential information and reputational risk.

The Subsidiaries have not experienced any material losses to date relating to cybersecurity attacks or other information breaches. However, there can be no assurance that the Subsidiaries will not incur such losses in the future. As cybersecurity threats continue to evolve, the Subsidiaries may be required to use additional resources to continue to modify or enhance protective measures or to investigate security vulnerabilities.

Security Risks

The business premises of the Company’s operating locations may be targets for theft. While the Subsidiaries have implemented security measures at each location and continue to monitor and improve their security measures, their cultivation, processing and dispensary facilities could be subject to break-ins, robberies and other breaches in security. If there was a breach in security and a Subsidiary fell victim to a robbery or theft, the loss of cannabis plants, cannabis oils, cannabis flowers and cultivation and processing equipment could have a material adverse impact on the business, financial condition and results of operation of such Subsidiary and, consequentially, the Company and High Street.

As the Subsidiaries’ businesses involve the movement and transfer of cash which is collected from dispensaries or patients/customers and deposited into its bank, there is a risk of theft or robbery during the transport of cash. The Subsidiaries have engaged security firms to provide security in the transport and movement of large amounts of cash. While the Subsidiaries have taken robust steps to prevent theft or robbery of cash during transport, there can be no assurance that there will not be a security breach during the transport and the movement of cash involving the theft of product or cash.

Past Performance Not Indicative of Future Results

The investment and operational performance of High Street prior to the completion of the RTO is not indicative of the future operating results of the Company. There can be no assurance that the historical operating results achieved by High Street or its affiliates will be achieved by the Company, and the Company’s performance may be materially different.

Going Concern Risk

The Company will continually monitor its capital requirements based on its capital and operational needs and the economic environment and may raise new capital as necessary. The Company’s ability to continue as a going concern will depend on its ability to realize profits from High Street and or the ability to raise additional equity or debt in the private or public markets. While the Company and High Street have been successful in raising equity and debt to date, there can be no assurances that the Company will be successful in completing an equity or debt financing or in achieving profitability in the future.

As reflected in the Consolidated Financial Statements, the Company had an accumulated deficit and a negative net working capital (current liabilities greater than current assets) as of December 31, 2019, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, (i) capital raised between

January and March 2020, (ii) access to future capital commitments (see Note 17 of the Consolidated Financial Statements), (iii) continued sales growth from our consolidated operations, (iv) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (v) restructuring plans that have already been put in place to improve the Company’s profitability, and (vi) the Standby Equity Distribution Agreement described in Note 17 of the Consolidated Financial Statements.

If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its footprint buildout or other operational activities until such time as additional capital becomes available. Such limitation of the Company’s activities would allow it to slow its rate of spending and extend its use of cash until additional capital is raised. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Management also cannot provide any assurance as to unforeseen circumstances that could occur at any time within the next twelve months or thereafter which could increase our need to raise additional capital on an immediate basis.

Indemnification

The Company’s Articles provide that the Company will, to the fullest extent permitted by law, indemnify directors and officers for certain liabilities incurred by them by virtue of having been a director or officer of the Company.

The Company may also have contractual indemnification obligations under any future employment agreements with its officers or agreements entered into with its directors. The foregoing indemnification obligations could result in it incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and the resulting costs may also discourage it from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by its shareholders against its directors and officers even though such actions, if successful, might otherwise benefit it and its shareholder.

Difficulty in Enforcing Judgments and Effecting Service of Process on Directors and Officers

Certain directors and officers of the Company reside outside of Canada and some or all of the assets of such persons are located outside of Canada. Therefore, it may not be possible for shareholders to collect or to enforce judgments obtained in Canadian courts predicated upon the civil liability provisions of applicable Canadian securities laws against such persons. Moreover, it may not be possible for shareholders to effect service of process within Canada upon such persons.

Risks Related to Ownership

Voting Control

As a result of the Multiple Voting Shares held by Mr. Murphy, he exercises a significant majority of the voting power in respect of the Acreage Shares. The Subordinate Voting Shares are entitled to one vote per share, the Proportionate Voting Shares are entitled to 40 votes per share, and the Multiple Voting Shares are entitled to 3,000 votes per share. As a result, Mr. Murphy has the ability to control the outcome of all matters submitted to the Company’s shareholders for approval, including the election and removal of directors and any arrangement or sale of all or substantially all of the assets of the Company. This concentrated control could delay, defer, or prevent a change of control of the Company, arrangement or amalgamation involving the Company or sale of all or substantially all of the assets of the Company that its other shareholders support. Conversely, this concentrated control could allow Mr. Murphy, as the holder of the Multiple Voting Shares, to cause the Company to consummate such a transaction that the Company’s other shareholders do not support. In addition, the holder of the Multiple Voting Shares may cause the Company to make long-term strategic investment decisions and take risks that may not be successful and may seriously harm the Company’s business.

As the Company’s Chief Executive Officer, Mr. Murphy has control over the day-to-day management and the implementation of major strategic investments, subject to authorization and oversight by the Board. As a member of the Board, Mr. Murphy owes fiduciary duties to the Company, including those of care and loyalty, and must act in good faith and with a view to the best interests of the Company. As a shareholder, even a controlling shareholder, Mr. Murphy will be entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of the Company’s shareholders generally. Because Mr. Murphy holds most of his economic interest in the Company’s business through High Street, rather than through the Company, he may have conflicting interests with holders of the Acreage Shares. For example, Mr. Murphy may have different tax positions from the Company, which could influence his decisions regarding whether and when the Company should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when the Company should undergo certain changes of control within the meaning of the Tax Receivable Agreement or terminate the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to the Company. In addition, the significant ownership of

Mr. Murphy in the Company and his resulting ability to effectively control the Company may discourage someone from making a significant equity investment in the Company, or could discourage transactions involving a change in control, including transactions in which holders of the Acreage Shares might otherwise receive a premium for their shares over the then-current market price.

Unpredictability Caused by Voting Control

Although other companies have dual class or multiple voting share structures, given the unique capital structure of the Company and the concentration of voting control held by the Mr. Murphy, as the sole holder of the Multiple Voting Shares, this structure and control could result in a lower trading price for, or greater fluctuations in the trading price of, the Subordinate Voting Shares, or may result in adverse publicity to the Company or other adverse consequences.

Price Volatility of Publicly Traded Securities

In recent years, the securities markets in the U.S. and Canada have experienced a high level of price and volume volatility, and the market prices of securities of many companies have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. There can be no assurance that fluctuations in price of the Subordinate Voting Shares will not occur. The market price of the Subordinate Voting Shares could be subject to significant fluctuations in response to variations in quarterly and annual operating results, the results of any public announcements the Company makes, general economic conditions, and other factors. Increased levels of volatility and resulting market turmoil may adversely impact the price of the Subordinate Voting Shares.

Price Volatility Caused by COVID-19

The COVID-19 outbreak, and the response of governmental authorities to try to limit it, are having a significant impact on the securities markets in the U.S. and Canada. Since the COVID-19 outbreak commenced, the securities markets in the U.S. and Canada have experienced a high level of price and volume volatility and wide fluctuations in the market prices of securities of many companies, which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. The speed with which the COVID-19 situation is developing and the uncertainty of its magnitude, outcome and duration may adversely impact the price of the Subordinate Voting Shares. See “Our Results of Operations May be Negatively Impacted by the COVID-19 Outbreak” and “Price Volatility of Publicly Traded Securities”.

Dividends

Holders of the Acreage Shares will not have a right to dividends on such shares unless declared by the Board. It is not anticipated that the Company will pay any dividends in the foreseeable future. Dividends paid by the Company would be subject to tax and, potentially, withholdings. The declaration of dividends is at the discretion of the Board, even if the Company has sufficient funds, net of its liabilities, to pay such dividends, and the declaration of any dividend will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

Dilution

The Company and High Street may issue additional securities in the future, which may dilute a shareholder’s holdings in the Company and the Company’s revenue per share. The Board has discretion to determine the price and the terms of further issuances. Moreover, additional Subordinate Voting Shares will be issued by the Company on the exercise of options under the Company’s Omnibus Incentive Plan, upon the exercise of the outstanding warrants and upon the redemption of outstanding Units. Moreover, additional Subordinate Voting Shares will be issued by the Company on the exercise, conversion or redemption of certain outstanding securities of the Company, Acreage Holdings America, Inc. (“USCo”), Acreage Holdings WC, Inc. (“USCo2”) and High Street in accordance with their terms. The Company may also issue Subordinate Voting Shares to finance future acquisitions. The Company cannot predict the size of future issuances of Subordinate Voting Shares or the effect that future issuances and sales of Subordinate Voting Shares will have on the market price of the Subordinate Voting Shares. Issuances of a substantial number of additional Subordinate Voting Shares, or the perception that such issuances could occur, may adversely affect prevailing market prices for the Subordinate Voting Shares.

Costs of Maintaining a Public Listing

As a public company, there are costs associated with legal, accounting and other expenses related to regulatory compliance. Securities legislation and the rules and policies of the CSE require listed companies to, among other things, adopt corporate governance and related practices, and to continuously prepare and disclose material information, all of which add to a company’s legal and financial compliance costs. The Company may also elect to devote greater resources than it otherwise would have on communication and other activities typically considered important by publicly traded companies.

Cash Flow From Operations

During the year ended December 31, 2019, the Company sustained net losses from operations and had negative cash flow from operating activities. The Company’s cash and cash equivalents as at December 31, 2019 was approximately US$26,505,000. As at December 31, 2019, the Company’s capital deficit was approximately US$1,818,000. As at the date hereof, the Company has negative working capital. See “Sufficiency of Capital”.

Sufficiency of Capital

Should the Company’s costs and expenses prove to be greater than currently anticipated, or should the Company change its current business plan in a manner that will increase or accelerate its anticipated costs and expenses, the depletion of its working capital would be accelerated. To the extent it becomes necessary to raise additional cash in the future as its current cash and working capital resources are depleted, the Company will seek to raise it through the public or private sale of assets, debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. The Company may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. The Company cannot guarantee that it will be able to secure the additional cash or working capital it may require to continue our operations. Failure by the Company to obtain additional cash or working capital on a timely basis and in sufficient amounts to fund its operations or to make other satisfactory arrangements may cause the Company to delay or indefinitely postpone certain of its activities, including potential acquisitions, or to reduce or delay capital expenditures, sell material assets, seek additional capital (if available) or seek compromise arrangements with its creditors. The foregoing could materially and adversely impact the business, operations, financial condition and results of operations of the Company.

United States Tax Classification of the Company

Although the Company is and will continue to be a British Columbia company, the Company is also treated as a United States corporation for United States federal income tax purposes under section 7874 of the Code and is subject to United States federal income tax on its worldwide income. However, for Canadian tax purposes, the Company is, regardless of any application of section 7874 of the Code, to be treated as being resident of Canada under the Income Tax Act (Canada) (the “Tax Act”). As a result, the Company will be subject to taxation both in Canada and the United States which could have a material adverse effect on its financial condition and results of operations.

The Company is treated as a U.S. domestic corporation for U.S. federal income tax purposes under section 7874 of the Code. As a U.S. domestic corporation for U.S. federal income tax purposes, the taxation of the Company’s non-U.S. holders of Subordinate Voting Shares upon a disposition of Subordinate Voting Shares generally depends on whether the Company is classified as a United States real property holding corporation (a “USRPHC”) under the Code. The Company believes that it is not currently, and has never been, a USRPHC. However, the Company has not sought and does not intend to seek formal confirmation of its status as a non-USRPHC from the IRS. If the Company ultimately is determined by the IRS to constitute a USRPHC, its non-U.S. holders of the Subordinate Voting Shares may be subject to U.S. federal income tax on any gain associated with the disposition of the Subordinate Voting Shares.

Risks Related to the Company’s Organizational Structure

Corporate Structure Risks

The Company is a holding company and has no material assets other than its indirect ownership of Units of High Street. As such, the Company has no independent means of generating revenue or cash flow. The Company has determined that High Street will be a variable interest entity (a “VIE”) and that it will be the primary beneficiary of High Street. Accordingly, pursuant to the VIE accounting model, the Company will consolidate High Street in its consolidated financial statements. In the event of a change in accounting guidance or amendments to the Amended and Restated LLC Agreement which governs High Street (the “A&R LLC Agreement”) resulting in the Company no longer having a controlling interest in High Street, the Company may not be able to consolidate High Street’s results of operations with its own, which would have a material adverse effect on the Company’s results of operations. Moreover, the Company’s ability to pay its taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of High Street and the Subsidiaries and distributions it receives indirectly from High Street. There can be no assurance that any of High Street or the Subsidiaries will generate sufficient cash flow to distribute funds to the Company or that applicable state law and contractual restrictions will permit such distributions.

High Street will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the holders of Units. Accordingly, holders of Units will incur income taxes on their allocable share of any net taxable income of High Street. Under the terms of the A&R LLC Agreement, High Street will be obligated to make tax distributions to holders of Units. USCo intends, as its manager, to cause High Street to make cash distributions to the owners of Units in an amount sufficient to (i) fund their tax obligations in respect of taxable income allocated to them, and (ii) cover the operating expenses of USCo, USCo2 and the Company, including payments under the Tax Receivable Agreement. However, High Street’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which High Street is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering High Street insolvent. If the Company does not have sufficient funds to pay tax or other liabilities or to fund its operations, it may have to borrow funds, which could materially adversely affect its liquidity and financial condition and subject it to various restrictions imposed by any such lenders. In addition, if High Street does not have sufficient funds to make distributions, the Company’s ability to declare and pay cash dividends will also be restricted or impaired.

High Street Tax Receivable Agreement

USCo is a party to the tax receivable dated November 14, 2018 (the “Tax Receivable Agreement”) between USCo, High Street and certain executive employees of the Company (the “Tax Receivable Recipients”). Under the Tax Receivable Agreement, USCo is required to make cash payments to the Tax Receivable Recipients equal to 65% of the tax benefits, if any, that USCo actually realizes, or in certain circumstances is deemed to realize, as a result of (i) the increases in its share of the tax basis of assets of High Street resulting from any redemptions or exchanges of Units from the High Street Members, and (ii) certain other tax benefits related to USCo making payments under the Tax Receivable Agreement. Although the actual timing and amount of any payments that USCo makes to the Tax Receivable Recipients under the Tax Receivable Agreement will vary, it expects those payments will be significant. Any payments made by USCo to the Tax Receivable Recipients under the Tax Receivable Agreement may generally reduce the amount of overall cash flow that might have otherwise been available to it. Furthermore, USCo’s future obligation to make payments under the Tax Receivable Agreement could make the Company a less attractive target for an acquisition. Payments under the Tax Receivable Agreement are not conditioned on any Tax Receivable Recipient’s continued ownership of Units or Acreage Shares after the completion of the RTO.

The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of Units, the amount of gain recognized by such holders of Units, the realized tax benefit by USCo, the amount and timing of the taxable income USCo generates in the future, and the applicable federal and state tax rates.

The Company’s organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Tax Receivable Recipients that will not benefit the holders of the Acreage Shares to the same extent as it will benefit the Tax Receivable Recipients. High Street is a party to the Tax Receivable Agreement, which provides for the payment by USCo to the Tax Receivable Recipients of 65% of the amount of tax benefits, if any, that High Street actually realizes, or in some circumstances is deemed to realize, as a result of (i) the increases in the tax basis of assets of High Street resulting from any redemptions or exchanges of Units from the High Street Members, and (ii) certain other tax benefits related to USCo making payments under the Tax Receivable Agreement. An additional 20% of such tax benefits will be paid to certain executives of High Street upon the Tax Receivable Bonus Plan. Although USCo will retain 15% of the amount of such tax benefits, this and other aspects of the Company’s organizational structure may adversely impact the Company’s financial results.

The Tax Receivable Agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control or if, at any time, USCo elects an early termination of the Tax Receivable Agreement, then its obligations, or its successor’s obligations, under the Tax Receivable Agreement to make payments thereunder would be based on certain assumptions, including an assumption that USCo would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.

As a result of the foregoing, (i) USCo could be required to make payments under the Tax Receivable Agreement that are greater than the specified percentage of the actual benefits it ultimately realizes in respect of the tax benefits that are subject to the Tax Receivable Agreement, and (ii) if it elects to terminate the Tax Receivable Agreement early, it would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, USCo’s obligations under the Tax Receivable Agreement could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control of the Company. There can be no assurance that USCo will be able to fund or finance its obligations under the Tax Receivable Agreement.

Payments Made Under the Tax Receivable Agreement

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that USCo determines, and the IRS or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions USCo takes, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially affect a recipient’s payments under the Tax Receivable Agreement, then USCo will not be permitted to settle or fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of each Tax Receivable Recipient that directly or indirectly owns at least 10% of the outstanding Units. USCo will not be reimbursed for any cash payments previously made under the Tax Receivable Agreement in the event that any tax benefits initially claimed by USCo and for which payment has been made are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by USCo to a Tax Receivable Recipient will be netted against any future cash payments that USCo might otherwise be required to make under the terms of the Tax Receivable Agreement. However, USCo might not determine that USCo has effectively made an excess cash payment to a Tax Receivable Recipient for a number of years following the initial time of such payment and, if any of USCo tax reporting positions are challenged by a taxing authority, USCo will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. As a result, payments could be made under the Tax Receivable Agreement in excess of the tax savings that USCo realizes in respect of the tax attributes with respect to a Tax Receivable Recipient that are the subject of the Tax Receivable Agreement.

Fluctuations in the Company’s tax obligations and effective tax rate and realization of the Company’s deferred tax assets may result in volatility of the Company’s operating results.

The Company will be subject to taxes by the Canadian federal, state, local and foreign tax authorities, and the Company’s tax liabilities will be affected by the allocation of expenses to differing jurisdictions. The Company records tax expenses based on estimates of future earnings, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these matters. The Company expects that throughout the year there could be ongoing variability in the quarterly tax rates as events occur and exposures are evaluated. The Company’s future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of share-based compensation;

•	changes in tax laws, regulations or interpretations thereof; or

•
future earnings being lower than anticipated in countries where the Company has lower statutory tax rates and higher than anticipated earnings in countries where the Company has higher statutory tax rates.

In addition, the Company’s effective tax rate in a given financial statement period may be materially impacted by a variety of factors including but not limited to changes in the mix and level of earnings, varying tax rates in the different jurisdictions in which the Company, High Street and the Subsidiaries operate, fluctuations in valuation allowances, deductibility of certain items, or by changes to existing accounting rules or regulations. Further, tax legislation may be enacted in the future which could negatively impact the Company’s current or future tax structure and effective tax rates. The Company, High Street or any Subsidiary may be subject to audits of income, sales, and other transaction taxes by federal, state, local, and foreign taxing authorities. Outcomes from these audits could have an adverse effect on the Company’s operating results and financial condition of the Company, High Street or the Subsidiaries.

Under Sections 3(a)(1)(A) and (C) of the United States Investment Company Act 1940 (the “1940 Act”), a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. The Company does not believe it is an “investment company,” as such term is defined in either of those sections of the 1940 Act.

The Company indirectly controls and operates High Street. On that basis, the Company believes that its interest in High Street is not an “investment security” as that term is used in the 1940 Act. However, if the Company were to cease participation in the management of High Street, its interest in High Street could be deemed an “investment security” for purposes of the 1940 Act.

The Company and High Street intend to conduct their operations so that the Company will not be deemed an investment company. However, if the Company were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on the Company’s capital structure and the Company’s ability to transact with affiliates, could make it impractical for the Company to continue its business as contemplated and could have a material adverse effect on the Company’s business.

Risks Related to the Acquisition

Until the earlier of the Acquisition being completed and the Canopy Growth Call Option being terminated in accordance with its terms, the Company and its Subsidiaries are restricted from taking certain actions

The Arrangement Agreement contains restrictive covenants that may potentially impair the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, the ability of the Company and each Subsidiary from making any material change to the nature of its business, to pay distributions or make certain other payments, to create liens or encumbrances not permitted by the Arrangement Agreement and to sell or otherwise dispose of certain assets prior to the completion of the Arrangement or the exercise of the Canopy Growth Call Option to acquire all of the issued and outstanding shares of the Company under the Arrangement Agreement (the “Acquisition”). A failure to comply with these terms, if not cured or waived, could result in a breach of the Arrangement Agreement.

The Company could fail to receive the necessary regulatory approval

The Arrangement is not required to be completed unless the Arrangement receives approval under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approvals of each of the TSX, NYSE and CSE, including the approval of the listing of the Canopy Shares to be issued pursuant to the Acquisition on the TSX and NYSE.

Canopy Growth could fail to complete the Acquisition or the Acquisition may be completed on different terms

There can be no assurance that the Acquisition will be completed, or if completed, that it will be completed on the same or similar terms to those set out in the Arrangement Agreement. The completion of the Acquisition is subject to the satisfaction of a number of conditions which include, among others,(i) obtaining necessary approvals, (ii) performance by the Company and Canopy Growth of their respective obligations and covenants in the Arrangement Agreement, and (iii) unless otherwise waived, cannabis production, distribution and sale becoming legal under United States federal law, or being removed from regulation under such law. If these conditions are not fulfilled or waived, or the Acquisition is not completed for any other reason, shareholders of the Company will not receive the Canopy Growth Shares which will be the consideration for the Acquisition under the Arrangement Agreement. There can be no assurance the Triggering Event will occur or the requirement for such a Triggering Event will be waived.

In addition, if the Acquisition is not completed the ongoing business of the Company may be adversely affected as a result of the costs (including opportunity costs) incurred in respect of pursuing the Acquisition, and the Company could experience negative reactions from the financial markets, which could cause a decrease in the market price of the Company’s securities, particularly if the market price reflects market assumptions that the Acquisition will be completed or completed on certain terms. The Company may also experience negative reactions from its customers and employees and there could be negative impact on the Company’s ability to attract future acquisition opportunities. Failure to complete the Acquisition or a change in the terms of the Acquisition could each have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Associated with a Fixed Exchange Ratio

Shareholders will receive a fixed number of Canopy Growth Shares under the Arrangement, rather than Canopy Growth Shares with a fixed market value. Because the number of Canopy Growth Shares to be received in respect of each Acreage Share under the Arrangement will not be adjusted to reflect any change in the market value of the Canopy Growth Shares, the market value of Canopy Growth Shares received under the Arrangement may vary significantly from the market value at the date of announcement of the Arrangement Agreement was executed. If the market price of the Canopy Growth Shares increases or decreases, the value of the Canopy Growth Shares that shareholders of the Company will receive pursuant to the Acquisition will correspondingly increase or decrease. There can be no assurance that the market price of the Canopy Growth Shares at the closing of the Acquisition will not be lower than the market price of such shares on the date of announcement of the Arrangement.

In addition, the number of Canopy Growth Shares being issued in connection with the Arrangement will not change despite decreases or increases in the market price of the Subordinate Voting Shares. Many of the factors that affect the market price of the Canopy Growth Shares and the Subordinate Voting Shares are beyond the control of Canopy Growth and the Company, respectively. These factors include changes in market perceptions of the cannabis industry, changes in the regulatory environment, adverse political developments and prevailing conditions in the capital markets.

In the event that the market value of the Canopy Growth Shares decreases subsequent to the date that the Company announced the entering into of the Arrangement Agreement and prior to the date of the closing of the Acquisition, this may have a negative impact on the value that shareholders of the Company will realize on the Acquisition.

The Exchange Ratio may be decreased in certain instances

There is a fixed maximum number of Canopy Growth Shares to be issued in connection with the Acquisition. In addition, in the event that the Company issues more Acreage Shares than the permitted threshold under the Arrangement Agreement or if the Company or any of its Subsidiaries is required to make a payout over US$20,000,000 in order to either (i) settle, (ii) satisfy a judgment, or (iii) acquire the disputed minority non-controlling interest, in connection with the claim filed by EPMMNY LLC against certain Subsidiaries, the Exchange Ratio will be automatically reduced. Any such reduction of the Exchange Ratio will result in the shareholders of the Company receiving fewer Canopy Growth Shares upon completion of the Acquisition.

The Company will incur substantial transaction-related costs in connection with the Acquisition

The Company expects to incur a number of non-recurring transaction-related costs associated with completing the Acquisition which will be incurred whether or not the Acquisition is completed. Such costs may offset any expected cost savings and other synergies from the Acquisition.

The Canopy Growth Shares to be received by shareholders as a result of the Acquisition will have different rights from the Subordinate Voting Shares

Following completion of the Acquisition, shareholders will no longer be shareholders of the Company, a corporation governed by the British Columbia Business Corporations Act, but will instead be shareholders of Canopy Growth, a corporation governed by the Canada Business Corporations Act (Canada) (“CBCA”). There may be important differences between the current rights of shareholders and the rights to which such shareholders will be entitled as shareholders of Canopy Growth under the CBCA and Canopy Growth’s constating documents.

The Company and Canopy Growth may not integrate successfully

The Acquisition will involve the integration of companies that previously operated independently. As a result, the Acquisition will present challenges to Canopy Growth’s management, including the integration of the operations, systems and personnel of the two companies, and special risks, including possible unanticipated liabilities, unanticipated costs, diversion of management’s attention and the loss of key employees. The difficulties management encounters in the transition and integration process could have an adverse effect on the revenues, level of expenses and operating results of Canopy Growth following completion of the Acquisition. If actual results are less favorable than the Company and Canopy Growth currently estimate, the combined company’s business, results of operations, financial condition and liquidity could be materially adversely impacted.

The ability to realize the benefits of the Acquisition will depend in part on successfully consolidating functions and integrating operations, procedures and personnel in a timely and efficient manner, as well as on the combined company’s ability to realize the anticipated growth opportunities and synergies, efficiencies and cost savings from integrating the Company’s and Canopy Growth’s businesses following completion of the Acquisition.

Most operational and strategic decisions and certain staffing decisions with respect to the combined company have not yet been made. These decisions and the integration of the two companies will present challenges to management, including the integration of systems and personnel of the two companies and special risks, including possible unanticipated liabilities, unanticipated costs, and the loss of key employees. The performance of the combined company’s operations after completion of the Acquisition could be adversely affected if the combined company cannot retain key employees to assist in the integration and operation of the combined company. As a result of these factors, it is possible that the cost reductions and synergies expected from the combination of the Company and Canopy Growth will not be realized.

This integration will require the dedication of substantial management effort, time and resources, which may divert management’s focus and resources from other strategic opportunities following completion of the Acquisition and from operational matters during this process. The amount and timing of the synergies the parties hope to realize may not occur as planned. In addition, the integration process may result in the disruption of ongoing business that may adversely affect the ability of the combined company to achieve anticipated benefits of the Acquisition.

Canopy Growth may issue additional equity securities

Canopy Growth may issue equity securities to finance its activities, including in order to finance acquisitions. If Canopy Growth issues additional equity securities, whether prior to or following the Acquisition, the ownership interest of existing shareholders of the Company in Canopy Growth assuming completion of the Acquisition may be diluted and some or all of Canopy Growth’s financial measures on a per share basis could be reduced. Moreover, if the intention to issue additional equity securities becomes publicly known, Canopy Growth’s share price may be materially adversely affected.

Following the completion of the Acquisition, the combined company may issue additional equity securities

Following the completion of the Acquisition, the combined company may issue equity securities to finance its activities, including in order to finance acquisitions. If the combined company were to issue additional equity securities, the ownership interest of existing shareholders may be diluted and some or all of the combined company’s financial measures on a per share basis could be reduced. Moreover, as the combined company’s intention to issue additional equity securities becomes publicly known, the combined company’s share price may be materially adversely affected.

The Acquisition will affect the rights of the Company’s shareholders

Following the completion of the Acquisition, shareholders will no longer have a direct interest in the Company, its assets, revenues or profits. In the event that the actual value of Company’s assets or business, as at the effective date of the Acquisition exceeds the implied value of the Company under the Arrangement, shareholders will not be entitled to additional consideration for their Acreage Shares.

Canopy Growth may be acquired before the completion of the Acquisition

In the event of any business consolidation, amalgamation, arrangement, merger, redemption, compulsory acquisition or similar transaction of or involving Canopy Growth, or a sale or conveyance of all or substantially all of the assets of Canopy Growth to any other body corporate, trust, partnership or other entity, but excluding, for greater certainty, any transactions involving Canopy Growth and one or more of its subsidiaries (a “Canopy Growth Change of Control”) before the completion of the Acquisition, shareholders of the Company will not be entitled to vote or exercise any dissent rights in connection with such proposed acquisition, however, all such shareholders of the Company will be bound by the terms of any such acquisition if approved. Accordingly, in the event of the exercise or deemed exercise of the Canopy Growth Call Option following a successful Canopy Growth Change of Control, it is anticipated that shareholders of the Company would receive securities of the entity resulting from such Canopy Growth Change of Control. The projected synergies and anticipated benefits of being acquired by Canopy Growth may not be realized if the Company is acquired in turn by a third-party purchaser or successor entity, as applicable, following a successful Canopy Growth Change of Control. The Company and such third-party purchaser or successor entity may not successfully integrate. If actual results are less favorable than the Company and Canopy Growth currently estimate, the business, results of operations, financial condition and liquidity of any such third-party purchaser or successor entity, as applicable, could be materially adversely impacted.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters are located at 366 Madison Avenue, 11th Floor, New York, NY 10017. The following table sets forth our owned and leased locations by geographic location as of December 31, 2019. The Company has entered into sale-and-leaseback transactions with GreenAcreage Real Estate Corp. and will continue to enter into such transactions with real estate investment trusts when deemed beneficial to the Company’s strategy. As a result, the Company’s real estate profile will continue to shift to leased properties.

The table and footnotes below summarize the Company’s real estate profile as of the date of this filing:
Retail Facilities:

Regions	Operational	In Development	Owned	Leased
New England
Connecticut	3	—	—	3
Maine(1)	4	—	—	4
Massachusetts(1)	1	2	—	3
New Hampshire(1)	1	—	—	1
Mid-Atlantic
New Jersey(1)(2)	2	1	—	3
New York	4	—	—	4
Midwest
Illinois	1	1	—	2
Michigan	—	3	3	—
Ohio(1)	5	—	—	5
West
California	—	1	—	1
Oregon	5	—	—	5
South
Florida	1	7	—	8
Total	27	15	3	39

(1)
Acreage provides services including but not limited to financing, management, consulting and/or administrative services with these license holders to assist in the operations of their cannabis businesses.

(2)	Pending acquisition.

Cultivation/Processing Facilities

Regions	Operational	In Development	Owned	Leased
New England
Maine(1)	1	—	—	1
Massachusetts(1)	1	1	—	1
New Hampshire(1)	1	—	—	1
Mid-Atlantic
New Jersey(1)(2)	1	1	1	1
New York	1	—	—	1
Pennsylvania	1	—	—	1
Midwest
Illinois	1	—	1	—
Iowa(3)	—	—	1	—
Ohio(1)	—	1	1	—
Oklahoma	—	1	—	1
West
California	2	—	—	2
Oregon	2	—	—	2
South
Florida	2	—	—	2
Total	13	4	4	13

(1)
Acreage provides services including but not limited to financing, management, consulting and/or administrative services with these license holders to assist in the operations of their cannabis businesses.

(2)	Pending acquisition.

(3)	Acreage owns a property in Iowa but it is not operational at this time.

Item 3. Legal Proceedings.
On November 2, 2018, EPMMNY LLC (“EPMMNY”) filed a complaint in the Supreme Court of the State of New York, County of New York, asserting claims against 16 defendants, including NYCANNA, Impire State Holdings LLC, NY Medicinal Research & Caring, LLC (each, a wholly-owned subsidiary of High Street) and High Street. The Index Number for the action is 655480/2018. EPMMNY alleges that it was wrongfully deprived of a minority equity interest and management role in NYCANNA by its former partner, New Amsterdam Distributors, LLC, which attempted to directly or indirectly sell or transfer EPMMNY’s alleged interest in NYCANNA to other entities in 2016 and 2017, including Impire, NYMRC and High Street. EPMMNY alleges that it is entitled to the value of its alleged minority interest in NYCANNA or minority ownership in NYCANNA. EPMMNY also alleges that certain defendants misused its alleged intellectual property and/or services, improperly solicited its employees, and aided and abetted or participated in the transfer of equity and/or business opportunities from EPMMNY. High Street intends to vigorously defend this action, which the Company firmly believes is without merit. EPMMNY alleges that it was improperly deprived of its equity stake in NYCANNA before NYCANNA was acquired by High Street. High Street is also entitled to full indemnity from the claims asserted against it by EPMMNY pursuant to the purchase agreement pertaining to its acquisition of NYCANNA and personal guarantee by the largest shareholders of the seller. The defendants filed a motion to dismiss on April 1, 2019. The motion was fully briefed and submitted to the Court on July 18, 2019, and oral argument was heard on September 6, 2019. The motion remains pending before the Court.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s Subordinate Voting Shares are currently listed on the Canadian Securities Exchange (“CSE”) under the trading symbol “ACRG.U”, quoted on the OTCQX under the trading symbol “ACRGF”, and traded on the Frankfurt Stock Exchange under the trading symbol “0VZ”.

Holders

As of May 27, 2020, there were 867 shareholders of record.

Company Stock Performance

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for the Company, the S&P 500 Index and a selected peer group of companies for the period beginning on November 15, 2018, the date we began trading on the CSE. The graph assumes $100 was invested in each of the Company’s Subordinate Voting Shares and the S&P 500 Index as of the market close on November 15, 2018. Note that historic stock price performance is not necessarily indicative of future stock price performance.
Below are the specific companies included in the peer group:

–	Trulieve Cannabis Corp.

–	MedMen Enterprises Inc.

–	Cresco Labs Inc.

–	Green Thumb Industries Inc.

–	Curaleaf Holdings, Inc.

–	Harvest Health and Recreation, Inc.

–	iAnthus Capital Holdings, Inc.

Item 6. Selected Financial Data.
The information set forth below for the years ended December 31, 2019, 2018 and 2017 is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Part II, Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.
As an emerging growth company, we are not required to present selected financial data for any period prior to the earliest audited financial statements presented in connection with our first registration statement that became effective under the Exchange Act. Consequently, we do not present financial data for the years ended December 31, 2016 and 2015 in the table below.

Selected Financial Data	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Revenues, net	$74,109	$21,124	$7,743
Net operating loss	(191,444)	(41,133)	(7,047)
Net loss	(195,162)	(32,261)	(9,536)
Net loss attributable to Acreage	(150,268)	(27,483)	(8,543)
Net loss per share attributable Acreage, basic and diluted	(1.74)	(0.41)	(0.19)
Weighted average shares outstanding, basic and diluted	86,185	66,699	45,076

	December 31,
	2019	2018
Total assets	$691,677	$554,582
Total long-term liabilities	139,730	35,447
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist in the understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth in “Risk Factors” in Part I, Item 1A and “Cautionary Statement Regarding Forward-Looking Statements” of this Annual Report on Form 10-K.

This MD&A should be read in conjunction with the consolidated financial statements and related notes. Financial information presented in this MD&A is presented in thousands of United States (“U.S.”) dollars, unless otherwise indicated.
Overview
Acreage Holdings, Inc. (“Acreage”, “we”, “our” or the “Company”) is one of the United States’ largest multi-state operators in the U.S. cannabis industry. Our operations include (i) cultivating cannabis plants, (ii) manufacturing branded consumer products, (iii) distributing cannabis flower and manufactured products, and (iv) retailing high-quality, effective and dosable cannabis products to consumers. We appeal to medical and adult-use customers through brand strategies intended to build trust and loyalty.

Highlights from the year ended December 31, 2019

•
We closed our acquisition of Acreage Florida, Inc. effective January 4, 2019. Acreage Florida has a vertically integrated cannabis license in Florida, which allows for growing, processing, and retail dispensary operations in Florida.

•	We closed our acquisition of Kanna, Inc., a dispensary license holder in California.

•	We closed our acquisition of Form Factory Holdings, LLC (“Form Factory”), a manufacturer and distributor of cannabis-based edibles and beverages.

•
We entered into an arrangement agreement giving Canopy Growth Corporation (“Canopy Growth”), a world-leading diversified cannabis and hemp company, the right to acquire 100% of the shares of Acreage, with a requirement to do so at such time as cannabis production and sale become federally legal in the U.S. A payment of $300 million was made to Acreage shareholders upon implementation of the arrangement, which occurred effective June 27, 2019. In addition, Acreage is entitled to use certain of Canopy Growth Corporation’s portfolio of intellectual property on a no-fee basis. Please see Item 1 of this Form 10-K for additional information about the arrangement with Canopy Growth.

•
We entered into a definitive agreement to acquire all of the outstanding equity interests in Deep Roots Medical LLC (“Deep Roots”), a vertically integrated cannabis operator in Nevada. We announced the termination of the agreement by Deep Roots on April 3, 2020 following March 31, 2020, the end date for consummating the transaction. The agreement was terminated due to the ongoing moratorium imposed by the Nevada Department of Taxation. The delay prevented the parties from obtaining the consents, approvals and authorizations necessary to consummate the merger prior to the outside date provided in the agreement.

•
We acquired all remaining interests in NCC LLC (“NCC”), a licensed medicinal dispensary in Illinois. NCC subsequently acquired an adult-use license in February 2020 and is now a licensed adult-use dispensary as well.

•	We closed on our definitive agreement to purchase Thames Valley Apothecary, LLC, a licensed dispensary in Connecticut, increasing our footprint to three dispensaries in the state.

•
We entered into an agreement to acquire Compassionate Care Foundation, Inc. (“CCF”) on November 15, 2019. CCF is currently a nonprofit medicinal cannabis cultivator and dispenser in New Jersey. Upon the closing of the transaction, CCF’s successor will become a wholly owned subsidiary of High Street.

Operational and Regulation Overview

We believe Acreage’s operations are in material compliance with all applicable state and local laws, regulations and licensing requirements in the states which we operate. However, cannabis is illegal under U.S. federal law. Substantially all our revenue is derived from U.S. cannabis operations. For information about risks related to U.S. cannabis operations, please refer to Item 1A of this Form 10-K.
Results of Operations
The following table presents selected financial data derived from the consolidated financial statements of the Company for the years ended December 31, 2019, 2018 and 2017. The comparative amounts presented for the year ended December 31, 2017 are those of High Street. The selected financial information set out below may not be indicative of the Company’s future performance.

Summary Results of Operations				Better/(Worse)		Better/(Worse)
in thousands, except per share amounts	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$	%	$	%
Revenues, net	$74,109	$21,124	$7,743	$52,985	251%	$13,381	173%
Operating loss	(191,444)	(41,133)	(7,047)	(150,311)	(365)	(34,086)	(484)
Net loss attributable to Acreage	(150,268)	(27,483)	(8,543)	(122,785)	(447)	(18,940)	(222)
Basic and diluted loss per share attributable to Acreage	$(1.74)	$(0.41)	$(0.19)	$(1.33)	(324)%	$(0.22)	(116)%
Revenues, net, cost of goods sold and gross profit

The Company derives its revenues from sales of cannabis and cannabis-infused products through retail dispensary, wholesale, manufacturing and cultivation businesses, as well as from management or consulting fees from entities for whom we provide management or consulting services. As of December 31, 2019, Acreage owned and operated five dispensaries in Oregon (three in Portland, one in Eugene and one in Springfield), four in New York (Buffalo, Farmingdale, Middletown, and Queens), three in Connecticut (Bethel, South Windsor and Uncasville), one in Baltimore, Maryland, one in Worcester, Massachusetts, one in Rolling Meadows, Illinois and one in Fargo, North Dakota. Acreage has cultivation facilities in Sinking Spring, Pennsylvania, Sterling, Massachusetts, Syracuse, New York, Freeport, Illinois and Cedar Rapids, Iowa. Acreage also collects management services revenues, substantially all in Maine.
Gross profit is revenue less cost of goods sold. Cost of goods sold include costs directly attributable to inventory sold such as direct material, labor, and overhead. Such costs are further affected by various state regulations that limit the sourcing and procurement of cannabis and cannabis-related products, which may create fluctuations in gross profit over comparative periods as the regulatory environment changes.

Gross profit				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$	%	$	%
Retail revenue, net	$54,401	$17,475	$7,743	$36,926	211%	$9,732	126%
Wholesale revenue, net	18,539	2,969	—	15,570	524	2,969	n/m
Other revenue, net	1,169	680	—	489	72	680	n/m
Total revenues, net	$74,109	$21,124	$7,743	$52,985	251%	$13,381	173%
Cost of goods sold, retail	(33,844)	(10,038)	(4,308)	(23,806)	(237)	(5,730)	(133)
Cost of goods sold, wholesale	(9,821)	(1,666)	—	(8,155)	(489)	(1,666)	n/m
Total cost of goods sold	$(43,665)	$(11,704)	$(4,308)	$(31,961)	(273)%	$(7,396)	(172)%
Gross profit	$30,444	$9,420	$3,435	$21,024	223%	$5,985	174%
Gross margin	41%	45%	44%		(4)%		1%
n/m - Not Meaningful
Year ended December 31, 2019 vs. 2018
The increase in total revenues during the year ended December 31, 2019 was primarily driven by acquisitions, which contributed 183%. Acquisitions drove 198% and 118% of retail and wholesale revenue increases, respectively. The remaining increase in wholesale revenue was primarily driven by our Pennsylvania cultivation facility.
The increase in total cost of goods sold during the year ended December 31, 2019 was primarily driven by acquisitions, which contributed 206%. Acquisitions contributed 217% and 135% to the retail and wholesale costs of goods sold, respectively. The remaining increase in wholesale cost of goods sold was primarily driven by our Pennsylvania cultivation facility.
The increase in gross profit was driven by the factors discussed above. Acquisitions contributed 155% to the increase. Gross margin for the year ended December 31, 2019 was 41.1%, compared to 44.6% for the year ended December 31, 2018.
Excluding Form Factory, the average estimated wholesale price per gram sold during the years ended December 31, 2019 and 2018 was $7.20 and $7.17, respectively. Excluding Form Factory, the average estimated wholesale cost per gram sold during the years ended December 31, 2019 and 2018 was $3.82 and $4.02, respectively.
Year ended December 31, 2018 vs. 2017
The increase in total revenues during the year ended December 31, 2018 was primarily driven by acquisitions, which contributed 120%. Acquisitions drove 111% of retail revenue increase. Substantially all of our wholesale revenue during the year was attributable to the start of cultivation sales in Pennsylvania.
The increase in total cost of goods sold during the year ended December 31, 2018 was primarily driven by acquisitions, which contributed 119% to both total cost of goods sold and retail cost of goods sold. Substantially all of our wholesale cost of goods sold during the year was attributable to the start of cultivation sales in Pennsylvania.
The increase in gross profit was driven by the factors discussed above. Acquisitions contributed 121% to the increase. Gross margin for the year ended December 31, 2018 was 44.6%, compared to 44.4% for the year ended December 31, 2017.
Revenue by geography
While the Company operates under one operating segment, the production and sale of cannabis products, the below revenue breakout by geography is included as management believes it provides relevant and useful information to investors.

Revenue by region				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$	%	$	%
New England	$36,875	$9,139	$—	$27,736	303%	$9,139	n/m
Mid-Atlantic	19,797	3,122	—	16,675	534	3,122	n/m
Midwest	6,839	20	—	6,819	n/m	20	n/m
West	10,598	8,843	7,743	1,755	20	1,100	14
Total revenues, net	$74,109	$21,124	$7,743	$52,985	251%	$13,381	173%

n/m - Not Meaningful
Total operating expenses

Total operating expenses consist primarily of compensation expense at our corporate offices as well as operating subsidiaries, professional fees, which includes, but is not limited to, legal and accounting services, depreciation and other general and administrative expenses.

Operating expenses				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$	%	$	%
General and administrative	$56,224	$18,647	$4,560	$(37,577)	(202)%	$(14,087)	(309)%
Compensation expense	42,061	15,356	3,853	(26,705)	(174)	(11,503)	(299)
Equity-based compensation expense	97,538	11,230	1,837	(86,308)	(769)	(9,393)	(511)
Marketing	5,009	1,571	212	(3,438)	(219)	(1,359)	(641)
Loss on impairment	13,463	—	—	(13,463)	n/m	—	n/m
Depreciation and amortization	7,593	3,749	20	(3,844)	(103)	(3,729)	n/m
Total operating expenses	$221,888	$50,553	$10,482	$(171,335)	(339)%	$(40,071)	(382)%

n/m - Not Meaningful
Increases to compensation expense during both the years ended December 31, 2019 and 2018 were primarily driven by stock compensation to attract and retain talent and increased headcount to scale our operations. Increases to general and administrative expenses were primarily driven by the increased volume and complexity of services such as legal and other professional services required as the Company’s operations increased during the years ended December 31, 2019 and 2018. The Company recognized an impairment loss on certain intangible assets during the year ended December 31, 2019 as a result of our annual impairment testing, primarily due to declines in future cash flow projections at Form Factory and certain management services contracts.
Total other income (loss)

Other income (loss)				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$	%	$	%
Income (loss) from investments, net	$(480)	$21,777	$406	$(22,257)	n/m	$21,371	n/m
Interest income from loans receivable	3,978	1,178	330	2,800	238	848	257
Interest expense	(1,194)	(4,617)	(1,215)	3,423	74	(3,402)	(280)
Other loss, net	(1,033)	(7,930)	(1,040)	6,897	87	(6,890)	(663)
Total other income (loss)	$1,271	$10,408	$(1,519)	$(9,137)	(88)%	$11,927	n/m

n/m - Not Meaningful
Year ended December 31, 2019 vs. 2018
The decline in income (loss) from investments, net was due to the roll up of our investments to consolidated subsidiaries during the year ended December 31, 2018. The improvement to other loss, net was driven by increased expenses related to our public listing incurred during the year ended December 31, 2018. The decline in interest expense was due to the conversion of our convertible notes to equity at the time of our public listing. Interest income from loans receivable increased as our amount of outstanding loans increased.
Year ended December 31, 2018 vs. 2017
The increase in income (loss) from investments, net was primarily driven by the roll up of our investments to consolidated subsidiaries during the year ended December 31, 2018. The increase to other loss, net was driven by increased expenses related to our public listing incurred during the year ended December 31, 2018. The increase in interest expense was driven by convertible notes issued towards the end of 2017, as well as seller’s notes issued during 2018. Interest income from loans receivable increased as our amount of outstanding loans increased.
Net loss

Net loss				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$	%	$	%
Net loss	$(195,162)	$(32,261)	$(9,536)	$(162,901)	(505)%	$(22,725)	(238)%
Less: net loss attributable to non-controlling interests	(44,894)	(4,778)	(993)	(40,116)	(840)	(3,785)	(381)
Net loss attributable to Acreage Holdings, Inc.	$(150,268)	$(27,483)	$(8,543)	$(122,785)	(447)%	$(18,940)	(222)%

n/m - Not Meaningful
The increases in net loss are driven by the factors discussed above.
The increase in loss allocated to the non-controlling interests was driven by the shift in ownership structure resulting from the RTO transaction. Certain former High Street members contributed their units in High Street to Acreage Holdings, WC, Inc. (“USCo2”) in exchange for non-voting shares of USCo2, and certain executive employees and profits interests holders remained unitholders of High Street. These non-voting shares and units are exchangeable for either one Subordinate Voting Share of the Company or cash, as determined by the Company.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and uses of cash
Our primary uses of capital include acquisitions, capital expenditures, servicing of outstanding debt and operating expense. Our primary sources of capital include funds generated by cannabis sales as well as financing activities. Through December 31, 2019, we have primarily used private financing as a source of liquidity for short-term working capital needs and general corporate purposes. In February 2020, we closed on a financing transaction described in detail in Note 17. Our ability to fund our operations, capital expenditures, acquisitions, and other obligations depends on our future operating performance and ability to obtain financing, which are subject to prevailing economic conditions, as well a financial, business and other factors, some of which are beyond our control.
We expect that our cash on hand and cash flows from operations, along with our ability to obtain private and/or public financing, will be adequate to support the capital needs of the existing operations as well as expansion plans for the next 12 months. While our liquidity risk has increased since our RTO transaction as a result of the Company’s rapid growth and continued expansion resulted in negative operating cash flow for the year ended December 31, 2019, we believe we have alleviated the risk. See Item 7A - “Liquidity Risk”
Cash flows
Cash and cash equivalents were $26,505 as of December 31, 2019, a decline of $78,438 from December 31, 2018. The following table details the change in cash, cash equivalents and restricted cash for the years ended December 31, 2019, 2018 and 2017.

Cash flows				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$	%	$	%
Net cash used in operating activities	$(70,879)	$(35,536)	$(5,557)	$(35,343)	(99)%	$(29,979)	(539)%
Net cash used in investing activities	(14,609)	(235,692)	(19,382)	221,083	94	(216,310)	n/m
Net cash provided by financing activities	7,050	359,766	36,143	(352,716)	(98)	323,623	895
Net increase (decrease) in cash, cash equivalents and restricted cash	$(78,438)	$88,538	$11,204	$(166,976)	n/m	$77,334	690

n/m - Not Meaningful
Net cash used in operating activities
The increases in cash used in operating activities were primarily driven by an increase in general and administrative and compensation expenses during the years ended December 31, 2019 and 2018.
Net cash used in investing activities
Cash provided by investing activities during the year ended December 31, 2019 was primarily driven by the maturing of short-term investments, which contributed $149,828. Partially offsetting this cash receipt were cash disbursements of $77,617 spent on the advanced payments and purchases of cannabis license holders and management contracts, $47,085 spent on capital expenditures to build out our owned operations and $35,981 advanced to entities, net of collections, with which we have a management or consulting services arrangement.
Cash used in investing activities during the year ended December 31, 2018 was primarily driven by the purchase of $148,684 in short-term investments, $61,267 spent on the advanced payments and purchases of cannabis license holders and management contracts, $22,351 spent on capital expenditures to build out our owned operations, and $10,964 advanced to entities, net of collections, with which we have a management or consulting services arrangement. Proceeds of $9,634 related to the sale of an investment partially offset these outflows.
Cash used in investing activities during the year ended December 31, 2017 was primarily driven by $10,985 spent on long-term investments, $4,704 spent on capital expenditures to build out our owned operations and $3,823 advanced to entities with which we have a management or consulting services arrangement.

Net cash provided by financing activities
Cash provided by financing activities during the year ended December 31, 2019 was primarily driven by proceeds from financing of $19,052 related to sale-leaseback transactions that were subsequently classified as finance leases and $15,000 in proceeds from short-term related party debt, partially offset by $12,333 in debt repayments and $10,306 paid to settle taxes withheld.
Cash provided by financing activities during the year ended December 31, 2018 was primarily driven by $298,644 in net proceeds from the private placement that preceded the RTO and $116,890 in net proceeds from our Series E funding round. Partially offsetting these proceeds were payments of $21,054 to settle tax obligations on behalf of certain investors, $19,643 used to purchase additional ownership in non-controlling interests and $17,838 in debt repayments.
Cash provided by financing activities during the year ended December 31, 2017 was primarily driven by $29,701 in net proceeds from the issuance of convertible notes.
Capital Resources
Capital structure and debt
Our debt outstanding as of December 31, 2019 and 2018 is as follows:

Debt balances	December 31, 2019	December 31, 2018
NCCRE loan	$492	$511
Seller’s notes	2,810	15,124
Related party debt	15,000	—
Financing liability	19,052	—
Finance lease liabilities	6,132	—
Total debt	$43,486	$15,635
Less: current portion of debt	15,300	15,144
Total long-term debt	$28,186	$491
Commitments and contingencies
Commitments
The Company provides revolving lines of credit to several of its portfolio companies. Refer to Note 6 for further information.
Definitive agreements

On April 17, 2019, the Company entered into a definitive agreement to acquire Deep Roots, a vertically integrated license holder in Nevada, for consideration of 4,762 High Street units (valued at approximately $28,191 based on the December 31, 2019 closing price of $5.92 per share) and $20,000 in cash. We announced the termination of the agreement by Deep Roots on April 3, 2020 following March 31, 2020, the end date for consummating the transaction. The agreement was terminated due to the ongoing moratorium imposed by the Nevada Department of Taxation. The delay prevented the parties from obtaining the consents, approvals and authorizations necessary to consummate the merger prior to the outside date provided in the agreement.
During the year ended December 31, 2018, the Company entered into a definitive agreement to acquire all ownership interests in GCCC Management, LLC, a management company overseeing the operations of Greenleaf Compassionate Care Center, Inc., a non-profit cultivation and processing facility in Rhode Island, for cash consideration of $10,000. The agreement terminated in April 2020.
Canopy Growth

On June 19, 2019, the shareholders of the Company and of Canopy Growth Corporation (“Canopy Growth”) separately approved the proposed transaction between the two companies, and on June 21, 2019, the Supreme Court of British Columbia granted a final order approving the arrangement. Effective June 27, 2019, the articles of the Company were amended to provide Canopy Growth with the option (the “Canopy Growth Call Option”) to acquire all of the issued and outstanding shares in the capital of the Company (each, an “Acreage Share”), with a requirement to do so upon a change in federal laws in the United States to permit the general cultivation, distribution and possession of marijuana (as defined in the relevant legislation) or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”), subject to the satisfaction of the conditions set out in the arrangement agreement entered into between Acreage and Canopy Growth on April 18, 2019, as amended on May

15, 2019 (the “Arrangement Agreement”). Holders of Acreage Shares and certain securities convertible or exchangeable into Class A subordinate voting shares of Acreage (the “Subordinate Voting Shares”) as of the close of business on June 26, 2019, received approximately $2.63, being their pro rata portion (on an as converted to Subordinate Voting Share basis) of US$300,000,000 (the “Option Premium”) paid by Canopy Growth to such persons as consideration for granting the Canopy Growth Call Option. The Option Premium was distributed to such holders of record on or before July 3, 2019.
Upon the occurrence of the Triggering Event, Canopy Growth is required to exercise the Canopy Growth Call Option and, subject to the satisfaction or waiver of the conditions to closing set out in the Arrangement Agreement, acquire (the “Acquisition”) each of the Subordinate Voting Shares of Acreage (following the automatic conversion of the Class B proportionate voting shares and Class C multiple voting shares of Acreage into Subordinate Voting Shares) for the payment of 0.5818 of a common share of Canopy Growth (each whole common share, a “Canopy Growth Share”) per Subordinate Voting Share (subject to adjustment in accordance with the terms of the Arrangement Agreement) (the “Exchange Ratio”).
High Street unit holders will be required to convert their units within three years following the closing of the Arrangement as will holders of non-voting shares of USCo2.
The Company will be permitted to issue up to an additional 58 million Subordinate Voting Shares (of which approximately 51 million remain available for issuance as of December 31, 2019) without any adjustment being required to the Exchange Ratio. The Exchange Ratio is subject to adjustment in the circumstances set out in the Arrangement Agreement.
Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of December 31, 2019, for which no liabilities are recorded as of December 31, 2019.
The Company is subject to other capital commitments and similar obligations. As of December 31, 2019 and 2018, such amounts were not material.
Contingencies
As of December 31, 2019, the Company has consulting fees payable in Subordinate Voting Shares up to a maximum of $8,750, which are contingent upon successful acquisition of certain state cannabis licenses. No reserve for the contingency has been recorded as of December 31, 2019.
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations as of December 31, 2019, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.
The Company may be, from time to time, subject to various administrative, regulatory and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable, and the contingent liability can be reasonably estimated.
New York outstanding litigation

On November 2, 2018, EPMMNY LLC (“EPMMNY”) filed a complaint in the Supreme Court of the State of New York, County of New York, asserting claims against 16 defendants, including NYCANNA, Impire State Holdings LLC, NY Medicinal Research & Caring, LLC (each, a wholly-owned subsidiary of High Street) and High Street. The Index Number for the action is 655480/2018. EPMMNY alleges that it was wrongfully deprived of a minority equity interest and management role in NYCANNA by its former partner, New Amsterdam Distributors, LLC, which attempted to directly or indirectly sell or transfer EPMMNY’s alleged interest in NYCANNA to other entities in 2016 and 2017, including Impire, NYMRC and High Street. EPMMNY alleges that it is entitled to the value of its alleged minority interest in NYCANNA or minority ownership in NYCANNA. EPMMNY also alleges that certain defendants misused its alleged intellectual property and/or services, improperly solicited its employees, and aided and abetted or participated in the transfer of equity and/or business opportunities from EPMMNY. High Street intends to vigorously defend this action, which the Company firmly believes is without merit. EPMMNY alleges that it was improperly deprived of its equity stake in NYCANNA before NYCANNA was acquired by High Street. High Street is also entitled to full indemnity from the claims asserted against it by EPMMNY pursuant to the purchase agreement pertaining to its acquisition of NYCANNA and personal guarantee by the largest shareholders of the seller. The defendants filed a motion to dismiss on April 1, 2019. The motion was fully briefed and submitted to the Court on July 18, 2019, and oral argument was heard on September 6, 2019. The motion remains pending before the Court.

Contractual obligations
Our contractual obligations include amounts reflected on our balance sheet, as well as off-balance sheet arrangements. As of December 31, 2019, our significant contractual arrangements were as follows:

Contractual obligations
in thousands	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Off-balance sheet arrangements
Purchase obligations	$—

On-balance sheet arrangements
Operating lease obligations	88,269	7,329	15,919	15,100	49,921
Finance lease obligations	23,188	832	1,766	1,850	18,740
Long-term debt	37,354	15,251	3,051	—	19,052
Other long-term liabilities (1)	25	—	25	—	—
Total	$148,836	$23,412	$20,761	$16,950	$87,713

(1) Excludes deferred tax liability
Critical accounting policies and estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are evaluated on an ongoing basis and are based on historical experience and other assumptions that we believe are reasonable.
The estimates and assumptions management believes could have a significant impact on our financial statements are discussed below. For a summary of our significant accounting policies, refer to Note 2 of the Consolidated Financial Statements.
Taxes
Provisions for taxes are made using the best estimate of the amount expected to be paid based on a qualitative assessment of all relevant factors. The Company reviews the adequacy of these provisions at the end of the reporting period. It is possible, however, that at some future date, an additional liability could result from audits by taxing authorities. If the final outcome of these tax-related matters is different from the amounts that were initially recorded, such differences will affect the tax provisions in the period in which such determination is made.
Business combinations
The Company must assess whether an entity being purchased constitutes a business, which requires an assessment of inputs and processes in place at the acquiree. The fair value of assets acquired and liabilities assumed requires management to make significant estimates. Judgment is required to determine when the Company gains control of an investment. This requires an assessment of the relevant activities of the investee that significantly affect its returns, including operating and capital expenditure decision-making, financing of the investee, key management personnel changes and when decisions in relation to those activities are under the control of the Company or require unanimous consent from the investors. Investments in which the Company does not gain control are accounted for as equity-method investments (if the Company has significant influence) or as investments held at fair value with changes recognized through net income (if the Company has no significant influence). Refer to Note 3 and Note 4 of the Consolidated Financial Statements for further discussion.

Impairment on notes receivable
At each reporting date the Company assesses whether the credit risk on its promissory notes receivable has increased significantly since initial recognition.
Impairment of intangible assets
Goodwill and indefinite-lived intangible assets are not subject to amortization and are tested for impairment annually or more frequently if events or changes in circumstances indicate that they might be impaired. Finite-lived intangible assets and other long-lived assets are tested for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.
Indefinite-lived and long-lived intangible assets are tested at the individual business unit level, which is the lowest level for which identifiable cash flows are largely independent of other assets and liabilities. In testing for impairment, indefinite-lived intangibles and long-lived intangible assets are tested before goodwill. Indefinite-lived intangibles, long-lived assets and goodwill are first assessed qualitatively to determine whether it is more likely than not that the asset is impaired.
If it is determined qualitatively that an asset is likely impaired, a quantitative assessment will be performed. Indefinite-lived intangible assets are assessed quantitatively by determining the present value of discounted cash flows and comparing it to the carrying amount of such assets. Finite-lived intangible assets and other long-lived assets are tested for impairment by determining the undiscounted cash flows expected from the use and eventual disposition of the asset, and comparing it to its carrying amount. Goodwill is tested quantitatively by determining the fair value of the reporting unit and comparing it to the carrying amount, including goodwill, of the reporting unit. If the fair value is greater than the reporting unit’s carrying value, the goodwill is not deemed impaired. If the fair value is less than the carrying amount, the implied fair value of goodwill must be determined to compare to the carrying value of the goodwill.
As of December 31, 2019, our goodwill held at our single reportable segment was $105,757.
The Company estimated the recoverable amounts of goodwill and indefinite-lived intangible assets by estimating the higher of their fair value less costs of disposal and value in use, which are Level 3 measurements within the fair value hierarchy. The key assumptions that drove management's determination of the recoverable amounts of the cash generating units (“CGUs”) were:

•	Revenue multiples of comparable industry peers.

•	Expected cash flows underlying our business plans for the periods 2020 through 2024.

•	Cash flows beyond 2024 are projected to grow at a perpetual growth rate, which was estimated to be 1%.

•	In order to risk-adjust the cash flow projections in determining value in use, we utilized an after-tax discount rate of approximately 11.8%.
Management assigned value to each input based on past experience and industry expectations. The test performed as of December 31, 2019 resulted in the impairment of certain finite and indefinite-lived intangible assets. Refer to Note 4 of the consolidated financial statements for further information. The Company does not believe a slight change in the key assumptions would cause the recoverable amount of any non-impaired CGU to fall below its carrying amount.
Emerging growth company status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this exemption from new or revised accounting standards and, therefore, we will be not subject to the same new or revised accounting standards as other public companies that have made this election.
For as long as we continue to be an emerging growth company, we intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our subordinate voting shares less attractive because we will rely on these exemptions. If some investors find our subordinate voting shares less attractive as a result, there may be a less active trading market for our subordinate voting shares and our stock price may be more volatile.
We will remain an emerging growth company until the earliest of (i) the last day of the year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of the year following the fifth anniversary of the first sale of common equity securities pursuant to an effective registration under the Securities Act; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
Regulatory Disclosures
In accordance with the Canadian Securities Administrators Staff Notice 51-352 (Revised) - Issuers with U.S. Marijuana-Related Activities, we have provided in Item 1 a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where the Company is currently involved, through High Street , in the cannabis industry. See Item 1 - Regulatory Framework.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The Company has exposure to the following risks from its use of financial instruments and other risks to which it is exposed and assesses the impact and likelihood of those risks. These risks include market, credit, liquidity, asset forfeiture, banking and interest rate risk.
Market risk
Strategic and operational risks arise if the Company fails to carry out business operations and/or to raise sufficient equity and/or debt financing. These strategic opportunities or threats arise from a range of factors that might include changing economic and political circumstances and regulatory approvals and competitor actions. The risk is mitigated by consideration of other potential development opportunities and challenges which management may undertake.
Credit risk
The Company’s exposure to non-payment or non-performance by its counterparties is a credit risk. The maximum credit exposure as of December 31, 2019 is the carrying amount of cash and cash equivalents, restricted cash, and accounts, notes and other receivables. The Company does not have significant credit risk with respect to customers. The Company mitigates its credit risk on its notes and other receivables by securing collateral, such as capital assets, and by its review of the counterparties and their businesses. The Company considers a variety of factors when determining interest rates for notes receivable, including the creditworthiness of the counterparty, market interest rates prevailing at the note’s origination, and duration and terms of the note. The Company determined expected credit losses to be immaterial due to collateral held. Analysis of collateral held and future expected cash flows within the cannabis industry were considered in its expected credit loss assessment.
Liquidity risk
Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company endeavors to ensure that there is sufficient liquidity in order to meet short-term business requirements, after taking into account the Company’s cash holdings. As of December 31, 2019, the Company’s financial liabilities consist of accounts payable and accrued liabilities, lease liabilities and long-term debt. The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis.
As reflected in the Consolidated Financial Statements, the Company had an accumulated deficit and a negative net working capital (current liabilities greater than current assets) as of December 31, 2019, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.
However, management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, (i) capital raised between January and March 2020, (ii) access to future capital commitments (see Note 17 of the Consolidated Financial Statements), (iii) continued sales growth from our consolidated operations, (iv) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (v) restructuring plans that have already been put in place to improve the Company’s profitability, and (vi) the Standby Equity Distribution Agreement described in Note 17 of the Consolidated Financial Statements.

If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its footprint buildout or other operational activities until such time as additional capital becomes available. Such limitation of the Company’s activities would allow it to slow its rate of spending and extend its use of cash until additional capital is raised. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Management also cannot provide any assurance as to unforeseen circumstances that could occur at any time within the next twelve months or thereafter which could increase our need to raise additional capital on an immediate basis.

Asset forfeiture risk
Because the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry which are either used in the course of conducting such business, or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property were never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture.
Banking risk
Notwithstanding that a majority of states have legalized medical marijuana, there has been no change in U.S. federal banking laws related to the deposit and holding of funds derived from activities related to the marijuana industry. Given that U.S. federal law provides that the production and possession of cannabis is illegal, there is a strong argument that banks cannot accept for deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty accessing the U.S. banking system and traditional financing sources. The inability to open bank accounts with certain institutions may make it difficult to operate the businesses of the Company, its subsidiaries and investee companies, and leaves their cash holdings vulnerable. The Company has banking relationships in all jurisdictions in which it operates.
In addition, the Company maintains cash with various U.S. banks and credit unions with balances in excess of the Federal Deposit Insurance Corporation and National Credit Union Share Insurance Fund limits, respectively. The failure of a bank or credit union where the Company has significant deposits could result in a loss of a portion of such cash balances in excess of the insured limit, which could materially and adversely affect the Company’s business, financial condition, results of operations and the market price of the Company’s Subordinate Voting Shares.
Interest rate risk
Interest rate risk is the risk that the fair value or the future cash flows of a financial instrument will fluctuate as a result of changes in market interest rates. The Company’s interest-bearing loans and borrowings are all at fixed interest rates. The Company considers cash flow interest rate risk to be immaterial.
Capital risk management
The Company considers its capital structure to include contributed capital, accumulated deficit, non-controlling interests and any other component of equity. The Company’s objectives when managing its capital are to safeguard its ability to continue as a going concern, to meet its capital expenditures for its continued operations and to maintain a flexible capital structure which optimizes the cost of capital within a framework of acceptable risk. The Company manages its capital structure and adjusts it as appropriate given changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust its capital structure, the Company may issue new shares, issue new debt, or acquire or dispose of assets. The Company is not subject to externally imposed capital requirements.
Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable. There have been no changes to the Company’s capital management approach during the year ended December 31, 2019.
As reflected in the Consolidated Financial Statements, the Company had an accumulated deficit and a negative net working capital (current liabilities greater than current assets) as of December 31, 2019, as well as a net loss and negative cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, (i) capital raised between January and March 2020, (ii) access to future capital commitments (see Note 17 of the Consolidated Financial Statements), (iii) continued sales growth from our consolidated operations, (iv) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (v) restructuring plans that have already been put in place to improve the Company’s profitability, and (vi) the Standby Equity Distribution Agreement described in Note 17 of the Consolidated Financial Statements.

If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its footprint buildout or other operational activities until such time as additional capital becomes available. Such limitation of the Company’s activities would allow it to slow its rate of spending and extend its use of cash until additional capital is raised. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Management also cannot provide any assurance as to unforeseen circumstances that could occur at any time within the next twelve months or thereafter which could increase our need to raise additional capital on an immediate basis.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Acreage Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Acreage Holdings, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases, effective January 1, 2019, due to the adoption of the guidance in Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY
May 29, 2020

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)	December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$26,505	$104,943
Restricted cash	95	95
Short-term investments	—	149,090
Inventory	18,083	8,857
Notes receivable, current	2,146	3,114
Other current assets	8,506	2,716
Total current assets	55,335	268,815
Long-term investments	4,499	3,844
Notes receivable, non-current	79,479	27,431
Capital assets, net	106,047	45,043
Operating lease right-of-use assets	51,950	—
Intangible assets, net	285,972	153,953
Goodwill	105,757	32,116
Deferred acquisition costs and deposits	—	22,100
Other non-current assets	2,638	1,280
Total non-current assets	636,342	285,767
TOTAL ASSETS	$691,677	$554,582

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$32,459	$5,337
Taxes payable	4,740	962
Interest payable	291	541
Operating lease liability, current	2,759	—
Debt, current	15,300	15,144
Other current liabilities	1,604	10,875
Total current liabilities	57,153	32,859
Debt, non-current	28,186	491
Operating lease liability, non-current	47,522	—
Deferred tax liability	63,997	33,827
Other liabilities	25	1,129
Total non-current liabilities	139,730	35,447
TOTAL LIABILITIES	196,883	68,306
Commitments and contingencies (Note 13)
Common stock, no par value (Note 11) - unlimited authorized, 90,646 and 79,164 issued and outstanding, respectively	—	—
Additional paid-in capital	615,678	414,757
Treasury stock, 842 SVS held in treasury	(21,054)	(21,054)
Accumulated deficit	(188,617)	(38,349)
Total Acreage Shareholders' equity	406,007	355,354
Non-controlling interests	88,787	130,922
TOTAL EQUITY	494,794	486,276

TOTAL LIABILITIES AND EQUITY	$691,677	$554,582

See accompanying notes to Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Retail revenue, net	$54,401	$17,475	$7,743
Wholesale revenue, net	18,539	2,969	—
Other revenue, net	1,169	680	—
Total revenues, net	74,109	21,124	7,743
Cost of goods sold, retail	(33,844)	(10,038)	(4,308)
Cost of goods sold, wholesale	(9,821)	(1,666)	—
Total cost of goods sold	(43,665)	(11,704)	(4,308)
Gross profit	30,444	9,420	3,435

OPERATING EXPENSES
General and administrative	56,224	18,647	4,560
Compensation expense	42,061	15,356	3,853
Equity-based compensation expense	97,538	11,230	1,837
Marketing	5,009	1,571	212
Loss on impairment	13,463	—	—
Depreciation and amortization	7,593	3,749	20
Total operating expenses	221,888	50,553	10,482

Net operating loss	$(191,444)	$(41,133)	$(7,047)

Income (loss) from investments, net	(480)	21,777	406
Interest income from loans receivable	3,978	1,178	330
Interest expense	(1,194)	(4,617)	(1,215)
Other loss, net	(1,033)	(7,930)	(1,040)
Total other income (loss)	1,271	10,408	(1,519)

Loss before income taxes	$(190,173)	$(30,725)	$(8,566)

Income tax expense	(4,989)	(1,536)	(970)

Net loss	$(195,162)	$(32,261)	$(9,536)

Less: net loss attributable to non-controlling interests	(44,894)	(4,778)	(993)

Net loss attributable to Acreage Holdings, Inc.	$(150,268)	$(27,483)	$(8,543)

Net loss per share attributable to Acreage Holdings, Inc. - basic and diluted:	$(1.74)	$(0.41)	$(0.19)

Weighted average shares outstanding - basic and diluted	86,185	66,699	45,076

See accompanying notes to Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity	Non-controlling Interests	Total Equity
December 31, 2016	40,000	—	$26,697	$—	$(2,318)	$24,379	$4,562	$28,941
Issuance of Class C units for in-kind contributions	6,000	—	630	—	—	630	—	630
Interest expense settled with PIK units	125	—	605	—	—	605	—	605
Capital contributions, net	—	—	—	—	—	—	6,461	6,461
Equity-based compensation expense and related issuances	3,250	—	1,522	—	—	1,522	—	1,522
Net loss	—	—	—	—	(8,543)	(8,543)	(993)	(9,536)
December 31, 2017	49,375	—	29,454	—	(10,861)	18,593	10,030	28,623
Issuance of Class D units	17,018	—	105,514	—	—	105,514	—	105,514
Issuance of Class E units, net	19,352	—	116,124	—	—	116,124	—	116,124
Interest expense settled with PIK units	330	66	1,912	—	—	1,912	—	1,912
Conversion of notes to equity	6,473	—	30,759	—	—	30,759	—	30,759
Issuance of warrants	—	—	3,285	—	—	3,285	—	3,285
Issuance of Pubco shares in redemption of membership units	(66,820)	65,978	280	(21,054)	—	(20,774)	—	(20,774)
RTO-related issuances, net	—	12,626	298,004	—	—	298,004	—	298,004
Formation of NCI at RTO and adjustments for changes in ownership	(27,340)	—	(133,943)	—	—	(133,943)	133,943	—
Establishment of deferred tax liability due to RTO	—	—	(30,175)	—	—	(30,175)	—	(30,175)
Capital contributions, net	—	—	—	—	—	—	2,767	2,767
Increase in non-controlling interests from business acquisitions	—	—	—	—	—	—	7,241	7,241
Purchase of non-controlling interests	—	—	(21,798)	—	—	(21,798)	(12,305)	(34,103)
Other equity transactions	—	398	4,426	—	(5)	4,421	(5,976)	(1,555)
Equity-based compensation expense and related issuances	1,612	96	10,915	—	—	10,915	—	10,915
Net loss	—	—	—	—	(27,483)	(27,483)	(4,778)	(32,261)
December 31, 2018	—	79,164	$414,757	$(21,054)	$(38,349)	$355,354	$130,922	$486,276
Issuances for business acquisitions/purchases of intangible assets	—	5,364	104,748	—	—	104,748	4,356	109,104
NCI adjustments for changes in ownership	—	2,784	(2,766)	—	—	(2,766)	2,766	—
Capital distributions, net	—	—	—	—	—	—	(4,363)	(4,363)
Other equity transactions	—	589	11,707	—	—	11,707	—	11,707
Equity-based compensation expense and related issuances	—	2,745	87,232	—	—	87,232	—	87,232
Net loss	—	—	—	—	(150,268)	(150,268)	(44,894)	(195,162)
December 31, 2019	—	90,646	$615,678	$(21,054)	$(188,617)	$406,007	$88,787	$494,794

See accompanying notes to Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(195,162)	$(32,261)	$(9,536)
Adjustments for:
Depreciation and amortization	7,593	3,749	20
Equity-settled expenses, including compensation	102,898	19,360	1,837
Gain on sale of investment	—	(1,500)	—
Loss on disposal of capital assets	363	—	—
Loss on impairment	13,463	—	—
Non-cash interest expense	67	2,838	737
Non-cash operating lease expense	1,684	—	—
Deferred tax (income) expense	(3,844)	(56)	—
Non-cash (income) loss from investments, net	1,272	(19,340)	(255)
Other non-cash (income) expense, net	(2,394)	469	4
Change, net of acquisitions in:
Inventory	(6,941)	(3,641)	(155)
Other assets	(5,053)	(3,075)	(503)
Interest receivable	(4,002)	(1,208)	(258)
Accounts payable and accrued liabilities	17,217	95	1,503
Taxes payable	3,778	(152)	705
Interest payable	(250)	398	143
Other liabilities	(1,568)	(1,212)	201
Net cash used in operating activities	$(70,879)	$(35,536)	$(5,557)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital assets	$(47,085)	$(22,351)	$(4,704)
Investments in notes receivable	(39,145)	(15,483)	(3,823)
Collection of notes receivable	3,164	4,519	—
Cash paid for long-term investments	(4,158)	(2,201)	(10,985)
Proceeds from sale of investment	—	9,634	—
Proceeds from sale of capital assets	172	—	—
Business acquisitions, net of cash acquired	(21,205)	(32,147)	—
Purchases of intangible assets	(58,488)	(6,445)	(200)
Deferred acquisition costs and deposits	2,076	(22,675)	—
Distributions from investments	232	141	330
Proceeds from (purchase of) short-term investments	149,828	(148,684)	—
Net cash used in investing activities	$(14,609)	$(235,692)	$(19,382)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	$15,000	$—	$—
Proceeds from financing	19,052	—	—
Proceeds from issuance of membership units, net	—	116,890	—
Proceeds from issuance of subscription receipts, net	—	298,644	—
Proceeds from convertible note, net of deferred costs	—	—	29,701
Settlement of taxes withheld	(10,306)	(21,054)	—
Purchase of non-controlling interest	—	(19,643)	—
Repayment of debt	(12,333)	(17,838)	(19)
Capital contributions (distributions) - non-controlling interests, net	(4,363)	2,767	6,461
Net cash provided by financing activities	$7,050	$359,766	$36,143
Net increase (decrease) in cash, cash equivalents and restricted cash	$(78,438)	$88,538	$11,204
Cash, cash equivalents and restricted cash - Beginning of period	105,038	16,500	5,296
Cash, cash equivalents and restricted cash - End of period	$26,600	$105,038	$16,500

See accompanying notes to Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2019	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid - non-lease	$685	$1,381	$335
Income taxes paid	4,555	1,744	101
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets not yet paid for	$8,188	$393	$5,717
Issuance of Class D units for land	—	2,600	—
Issuance of SVS for operating lease	3,353	—	—

See accompanying notes to Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.    NATURE OF OPERATIONS
Acreage Holdings, Inc. (the “Company”, “Pubco” or “Acreage”) was originally incorporated under the Business Corporations Act (Ontario) on July 12, 1989 as Applied Inventions Management Inc. On August 29, 2014, the Company changed its name to Applied Inventions Management Corp. The Company continued into British Columbia and changed its name to Acreage Holdings, Inc. on November 9, 2018. The Company’s Subordinate Voting Shares are listed on the Canadian Securities Exchange under the symbol “ACRG.U”, quoted on the OTCQX under the symbol “ACRGF” and traded on the Frankfurt Stock Exchange under the symbol “0VZ”. The Company owns, manages and operates cannabis cultivation facilities, dispensaries and other cannabis-related companies across the United States (“U.S.”).
High Street Capital Partners, LLC, a Delaware limited liability company doing business as Acreage Holdings (“HSCP”), was formed on April 29, 2014. The Company became the indirect parent of HSCP on November 14, 2018 in connection with a reverse takeover (“RTO”) transaction described below.
The comparative amounts presented for the year ended December 31, 2017 are those of HSCP.
The Company’s corporate office and principal place of business is located at 366 Madison Avenue, 11th Floor, New York, New York in the U.S. The Company’s registered and records office address is Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia in Canada.
The RTO transaction
On September 21, 2018, the Company, HSCP, HSCP Merger Corp. (a wholly-owned subsidiary of Pubco) (“Subco”), Acreage Finco B.C. Ltd. (a special purpose corporation) (“Finco”), Acreage Holdings America, Inc. (“USCo”) and Acreage Holdings WC, Inc. (“USCo2”) entered into a combination agreement (the “Agreement”) whereby the parties agreed to combine their respective businesses, which would result in the reverse takeover of Pubco by the security holders of HSCP, which was deemed to be the accounting acquiror. On November 14, 2018, the parties to the Agreement completed the RTO. The RTO was structured as a series of transactions, including a Canadian three-cornered amalgamation transaction and a series of U.S. reorganization steps. In connection with the Agreement, Pubco changed its name from “Applied Inventions Management Corp.” to “Acreage Holdings, Inc.” On November 15, 2018, Pubco’s SVS were listed and began trading on the Canadian Securities Exchange under ticker symbol “ACRG.U”.
Immediately prior to the completion of the RTO, Finco completed a brokered and a non-brokered subscription receipt financing at a price of $25.00 per subscription receipt for aggregate gross proceeds to Finco of approximately $314,000 (the “Financing”). In connection with the Financing, Pubco paid a cash fee to the agents under the offering (the “Agents”) equal to 6.0% of the gross proceeds of the brokered portion of the Financing (such cash fee was reduced to 2.5% in respect of sales to certain subscribers) and a financial advisory fee in the amount of $3,000 in connection with the non-brokered portion of the Financing. As additional consideration, the Agents were granted broker warrants entitling them to subscribe for that number of common shares of FinCo (the “FinCo Shares”) as was equal to 2.0% of the number of subscription receipts issued under the brokered portion of the Financing (such number of broker warrants was reduced to 1.5% in respect of sales to certain subscribers). Upon completion of the RTO, each compensation option issued by Finco was exchanged for an equal number of broker warrants of Pubco, each of which is exercisable for one Subordinate Voting Share of Pubco (subject to any necessary adjustments) at a price of $25.00 per share for a period of 24 months following the date of exchange.
As part of the RTO, Pubco, Subco and FinCo were parties to a three-cornered amalgamation (the “Amalgamation”), pursuant to which the shareholders of FinCo (being the investors in the Financing after automatic conversion of their subscription receipts into FinCo Shares) received SVS of Pubco in exchange for their FinCo Shares. Immediately following the Amalgamation, the entity resulting from the Amalgamation, HSCP Merger Corp. (“Amalco”), was dissolved and liquidated, in accordance with which all of the assets of Amalco were distributed to Pubco. Refer to Note 11 for further discussion.
Canopy Growth Corporation transaction
On June 27, 2019, the Company and Canopy Growth Corporation (“Canopy Growth” or “CGC”) finalized an Arrangement Agreement wherein Canopy Growth was granted an option to acquire all outstanding shares of the Company, with a requirement to do so upon the occurrence of a Triggering Event. Refer to Note 13 for further discussion.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

COVID-19
In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in Wuhan, China. Since then, it has spread to several other countries and infections have been reported around the world. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic.

In response to the outbreak, governmental authorities in the United States, Canada and internationally have introduced various recommendations and measures to try to limit the pandemic, including travel restrictions, border closures, non-essential business closures, quarantines, self-isolations, shelters-in-place and social distancing. The COVID-19 outbreak and the response of governmental authorities to try to limit it are having a significant impact on the private sector and individuals, including unprecedented business, employment and economic disruptions. The continued spread of COVID-19 in the United States, Canada and globally could have an adverse impact on our business, operations and financial results, including through disruptions in our cultivation and processing activities, supply chains and sales channels, as well as a deterioration of general economic conditions including a possible national or global recession. Shelter-in-place orders and social distancing practices designed to limit the spread of COVID-19 may affect our retail business. Due to the speed with which the COVID-19 situation is developing and the uncertainty of its magnitude, outcome and duration, it is not possible to estimate its impact on our business, operations or financial results; however, the impact could be material.

2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and going concern
The accompanying consolidated financial statements have been prepared on a going concern basis which implies we will continue to meet our obligations for the next twelve months as of the date these financial statements are issued.

As reflected in the financial statements, the Company had an accumulated deficit and a negative net working capital (current liabilities greater than current assets) as of December 31, 2019, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were issued has been alleviated due to, but not limited to, (i) capital raised between January and March 2020, (ii) access to future capital commitments (see Note 17), (iii) continued sales growth from our consolidated operations, (iv) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (v) restructuring plans that have already been put in place to improve the Company’s profitability, and (vi) the Standby Equity Distribution Agreement described in Note 17 of the Consolidated Financial Statements.

If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its footprint buildout or other operational activities until such time as additional capital becomes available. Such limitation of the Company’s activities would allow it to slow its rate of spending and extend its use of cash until additional capital is raised. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Management also cannot provide any assurance as to unforeseen circumstances that could occur at any time within the next twelve months or thereafter which could increase our need to raise additional capital on an immediate basis.

Use of estimates
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates presented and the reported amounts of revenues and expenses during the periods presented. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include the fair value of assets acquired and liabilities assumed in business combinations, assumptions relating to equity-based compensation expense, estimated useful lives for property, plant and equipment and intangible assets, the valuation allowance against deferred tax assets and the assessment of potential impairment charges on goodwill, intangible assets and investments in equity and notes receivable.
Emerging growth company
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Functional and presentation currency
The consolidated financial statements and the accompanying notes are expressed in U.S. dollars. Financial metrics are presented in thousands. Other metrics, such as shares outstanding, are presented in thousands unless otherwise noted.
Basis of consolidation
Our consolidated financial statements include the accounts of Acreage, its subsidiaries and variable interest entities (“VIEs”) where we are considered the primary beneficiary, if any, after elimination of intercompany accounts and transactions. Investments in business entities in which Acreage lacks control but is able to exercise significant influence over operating and financial policies are accounted for using the equity method. Our proportionate share of net income or loss of the entity is recorded in Income (loss) from investments, net in the Consolidated Statements of Operations.
VIEs
In determining whether we are the primary beneficiary of a VIE, we assess whether we have the power to direct matters that most significantly impact the activities of the VIE and have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. There were no material consolidated VIEs as of December 31, 2019 or 2018.
Non-controlling interests (“NCI”)
Non-controlling interests represent ownership interests in consolidated subsidiaries by parties that are not shareholders of Pubco. They are shown as a component of Total equity in the Consolidated Statements of Financial Position, and the share of loss attributable to non-controlling interests is shown as a component of Net loss in the Consolidated Statements of Operations. Changes in the parent company’s ownership that do not result in a loss of control are accounted for as equity transactions.
Cash and cash equivalents
The Company defines cash equivalents as highly liquid investments held for the purpose of meeting short-term cash commitments that are readily convertible into known amounts of cash, with original maturities of three months or less. The Company maintains cash with various U.S. banks and credit unions with balances in excess of the Federal Deposit Insurance Corporation and National Credit Union Share Insurance Fund limits, respectively. The failure of a bank or credit union where the Company has significant deposits could result in a loss of a portion of such cash balances in excess of the insured limit, which could materially and adversely affect the Company’s business, financial condition, results of operations and the market price of the Company’s Subordinate Voting Shares.
Restricted cash
Restricted cash represents funds contractually held for specific purposes and, as such, not available for general corporate purposes.
Investments
The Company classifies its short-term investments in debt securities as held-to-maturity and accounts for them at amortized cost. Due to the short maturities, the carrying value approximates fair value. Refer to Note 5 for more information.
The Company accounts for long-term equity investments in which we are able to exercise significant influence, but do not have control over, using the equity method.
On January 1, 2018, we early adopted Accounting Standards Update (“ASU”) 2016-01 - Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which, among other provisions, requires the equity investments not accounted for using the equity method to be carried at fair value, with changes recognized in net income (“FV-NI”). For investments not accounted for using the equity method without a readily determinable fair value, a measurement alternative is available, allowing measurement at cost, less any impairment plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. There was no change to the Company’s accounting for investments, as it elected the measurement alternative for all former cost method investments. Refer to Note 5 for further discussion.
Inventory
The Company’s inventories include the direct costs of seeds and growing materials, indirect costs such as utilities, labor, depreciation and overhead costs, and subsequent costs to prepare the products for ultimate sale, which include direct costs such as materials and indirect costs such as utilities and labor. All direct and indirect costs related to inventory are capitalized when they are incurred, and they are subsequently classified to Cost of goods sold in the Consolidated Statements of Operations. Inventory is valued at the lower of cost and net realizable value, defined as estimated selling price in the ordinary cost of business, less costs of disposal. The Company measures inventory cost using specific identification for its retail inventory and the average cost method for its cultivation inventory.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Fair value of financial instruments
The Company accounts for assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 - Fair Value Measurements. ASC 820 utilizes a fair value hierarchy that reflects the significance of the inputs used to make the measurements. The hierarchy is summarized as follows:

•	Level 1 - quoted prices (unadjusted) that are in active markets for identical assets or liabilities

•
Level 2 - inputs that are observable for the asset or liability, either directly (prices) for similar assets or liabilities in active markets or indirectly (derived from prices) for identical assets or liabilities in markets with insufficient volume or infrequent transactions

•	Level 3 - inputs for assets or liabilities that are not based upon observable market data
There were no material transfers in or out of Level 3 during the years ended December 31, 2019, 2018 and 2017. The Company did not have any liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018. The Company’s has Level 3 assets in equity-method investments and investments carried at FV-NI utilizing net asset value per share. Changes in fair value measurements categorized in Level 3 of the fair value hierarchy are analyzed each reporting period based on changes in estimates or assumptions and recorded as appropriate.
Notes receivable
The Company provides financing to various related and non-related businesses within the cannabis industry. These notes are classified as held for investment and are accounted for as financial instruments in accordance with ASC 310. The Company recognizes impairment on notes receivable when, based on all available information, it is probable that a loss has been incurred based on past events and conditions existing at the date of the financial statements. No impairment losses were recognized in the years ended December 31, 2019 or 2018.
Capital assets
Capital assets are stated at cost, net of accumulated depreciation and accumulated impairment losses, if any. Land and construction in process are not depreciated. Depreciation is calculated using the straight-line method for all other asset classes. The estimated useful life of buildings range from 10 to 40 years, and the estimated useful life of furniture, fixtures and equipment range from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Repair and maintenance costs are expensed as incurred. When capital assets are disposed of, the related cost and accumulated depreciation are removed and a gain or loss is included in the Consolidated Statements of Operations.
Leases
On January 1, 2019, the Company early adopted ASU 2016-02 Leases (Topic 842) using the modified retrospective approach. The Company elected the package of practical expedients contained in the new standard which, among other provisions, allows companies to retain existing lease classification under Topic 840 at transition. As such, there will be minimal impact on the Company’s Consolidated Statement of Operations. The Company has also made an accounting policy election to not recognize right of use assets or lease liabilities for leases with an initial term of 12 months or less, and to continue recognizing the related expense in the Consolidated Statement of Operations on a straight-line basis over the lease term. Sale-leasebacks are assessed to determine whether a sale has occurred under ASC 606. If a sale is determined not to have occurred, the underlying “sold” assets are not derecognized and a financing liability is established in the amount of cash received. At such time that the lease expires, the assets are then derecognized along with the financing liability, with a gain recognized on disposal for the difference between the two amounts, if any.
On the date of adoption, the Company recognized right of use assets and lease liabilities on its Consolidated Balance Sheet, which reflect the present value of the Company's current minimum lease payments over the lease terms, which include options that are reasonably certain to be exercised, discounted using the Company’s incremental borrowing rate. Refer to Note 8 for further discussion.
Intangible assets
Intangible assets such as management contracts are amortized over their estimated useful lives, while indefinite-lived intangibles such as cannabis licenses are not amortized.
Convertible debt
The Company assesses its financial instruments for embedded features that may require bifurcation from their host. If the embedded features do not meet the criteria for bifurcation, the convertible instrument is accounted for as a single hybrid instrument.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Business combinations
The Company’s growth strategy includes acquisition of retail, cultivation, processing and other cannabis related companies, the primary purpose of which is to continue to build a diversified portfolio of assets in the U.S. cannabis sector. These business combinations are accounted for using the acquisition method on the date that control is transferred. The consideration transferred in the acquisition is measured at fair value, along with identifiable net assets acquired. Subordinate Voting Shares issued are valued based on the closing price on the Canadian Securities Exchange. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets or liabilities of an acquired business and represents expected synergies associated with the acquisition such as the benefits of assembled workforces, expected earnings and future market development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets.
Based on the Company’s tax status discussed below, goodwill is not expected to be deductible for income tax purposes. A bargain purchase gain is recognized when the excess of the purchase price over the fair value of the net identifiable assets or liabilities acquired is negative. The Company expenses transaction costs, other than those associated with the issue of debt or equity securities, in connection with a business combination as incurred. The Company measures non-controlling interests acquired, if any, at acquisition date fair value.
Impairment of long-lived assets
Goodwill and indefinite-lived intangible assets are not subject to amortization and are tested for impairment annually or more frequently if events or changes in circumstances indicate that they might be impaired. Goodwill and indefinite-lived intangible assets are tested at the individual business level. The Company may first assess qualitative factors and, if it determines it is more likely than not that the fair value is less than the carrying value, then proceed to a quantitative test if necessary.
Finite-lived intangible assets and other long-lived assets are tested for impairment based on undiscounted cash flows when events or changes in circumstances indicate that the carrying amount may not be recoverable.
Income taxes
The Company will be treated as a U.S corporation for U.S. federal income tax purposes under U.S. Internal Revenue Code (“IRC”) Section 7874 and be subject to U.S. federal income tax. However, for Canadian tax purposes, the Company is expected, regardless of any application of IRC Section 7874, to be treated as a Canadian resident company (as defined in the Income Tax Act (Canada)) for Canadian income tax purposes. As a result, the Company will be subject to taxation both in Canada and the U.S. Notwithstanding the foregoing, it is management’s expectation that the Company’s activities will be conducted in such a manner that income from operations will not be subjected to double taxation.
HSCP operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal, state and local income tax purposes. As a result, HSCP’s income from its U.S. operations is not subject to U.S. federal income tax because the income is attributable to its members. Accordingly, the Company’s U.S. tax provision is based on the portion of HSCP’s income attributable to the Company and excludes the income attributable to other members of HSCP, whose income is included in Net loss attributable to non-controlling interests in the Consolidated Statements of Operations. In addition, the Company also records a tax provision for the corporate entities owned directly by HSCP.
Income tax expense is recognized in the Consolidated Statements of Operations. Current tax expense is the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at year end, adjusted for amendments to tax payable with regards to previous years.
Deferred tax assets and liabilities and the related deferred tax expense or recovery are recognized for deferred tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted or substantively enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that substantive enactment occurs.
A deferred tax asset is recognized to the extent that it is probable that future taxable income will be available against which the asset can be utilized.
Deferred tax assets and liabilities are offset when there is a legally enforceable right to offset current assets against current tax liabilities and when they relate to income taxes levied by the same taxing authority and the Company intends to settle its current tax assets and liabilities on a net basis.
Certain Acreage subsidiaries are subject to IRC Section 280E. This section disallows deductions and credits attributable to a trade or business of trafficking in controlled substances. Under U.S. law, marijuana is a Schedule I controlled substance.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Revenue recognition
The Company early adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) on January 1, 2018. The new standard provides for a single model that applies to all contracts with customers with two types of recognition: at a point in time or over time. The Company has applied Topic 606 retrospectively for all periods presented and determined that there is no change to the comparative periods or transitional adjustments required as a result of adoption. The Company’s accounting policy for revenue recognition under Topic 606 is as follows:

1.	Identify the contract with a customer;

2.	Identify the performance obligation(s);

3.	Determine the transaction price;

4.	Allocate the transaction price to the performance obligation(s);

5.	Recognize revenue when/as performance obligation(s) are satisfied.

Revenue from the direct sale of cannabis to customers for a fixed price is recognized when the Company transfers control of the good to the customer. The Company disaggregates its revenues from the direct sale of cannabis to customers on the Statements of Operations as Retail revenue, net and Wholesale revenue, net.
Revenue from management contracts is recognized over time as the management services are provided. The Company provides management services to other cannabis companies for a fee structure that varies based on the contract. The services that may be provided are broadly defined and span the entire scope of the business. The Company evaluates the nature of its promise to the customer in these contracts and determines that its promise is to provide a management service. The service comprises various activities that may vary each day (such as support for cultivation, finance, accounting, human resources, retail, etc.). The Company disaggregates its management contract revenue on the Statements of Operations as Other revenue, net.
Amounts disclosed as revenue are net of allowances, discounts and rebates.
Equity-settled payments
The Company issues equity-based awards to employees and non-employee directors for services. The Company measures these awards based on their fair value at the grant date and recognizes compensation expense over the requisite service period. The Company generally issues new shares to satisfy conversions, option and warrant exercises, and RSU vests. Forfeitures are accounted for as they occur.
Loss per share
Net loss per share represents the net loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis. Basic and diluted loss per share are the same as of December 31, 2019, 2018 and 2017, as the issuance of shares upon conversion, exercise or vesting of outstanding units would be anti-dilutive in each period. There were 41,526, 38,061, and 0 anti-dilutive shares outstanding as of December 31, 2019, 2018 and 2017, respectively.
Accounting Pronouncements Not Yet Adopted
The following new standards, amendments to standards and interpretations are not yet effective for the year ended December 31, 2019 and have not been applied in preparing these consolidated financial statements:
Financial Instruments
In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which was subsequently revised by ASU 2018-19. The ASU introduces a new model for assessing impairment on most financial assets. Entities will be required to use a forward-looking expected loss model, which will replace the current incurred loss model, which will result in earlier recognition of allowance for losses. The ASU will be effective for the Company’s first interim period of fiscal 2023, and the Company is currently evaluating the impact of the new standard.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

3.    ACQUISITIONS
During the year ended December 31, 2019, the Company completed the following business combinations, and has allocated each purchase price as follows:

Purchase Price Allocation	Thames Valley (1)	NCC (2)	Form Factory (3)	Total
Assets acquired:
Cash and cash equivalents	$106	$696	$4,276	$5,078
Inventory	39	170	520	729
Other current assets	1	36	1,136	1,173
Capital assets, net	—	539	3,988	4,527
Operating lease ROU asset	—	—	10,477	10,477
Goodwill	3,596	4,192	65,303	73,091
Intangible assets - cannabis licenses	14,850	2,500	40,372	57,722
Intangible assets - customer relationships	—	—	4,600	4,600
Intangible assets - developed technology	—	—	3,100	3,100
Other non-current assets	—	25	403	428
Liabilities assumed:
Accounts payable and accrued liabilities	(121)	(24)	(1,572)	(1,717)
Other current liabilities	—	(621)	(74)	(695)
Debt	—	—	(494)	(494)
Operating lease liability	—	—	(10,477)	(10,477)
Deferred tax liability	(3,399)	(461)	(14,519)	(18,379)
Other liabilities	—	(175)	(23)	(198)
Fair value of net assets acquired	$15,072	$6,877	$107,016	$128,965

Consideration paid:
Cash	$15,072	$—	$3,711	$18,783
Deferred acquisition costs and deposits	—	100	—	100
Subordinate Voting Shares	—	3,948	95,266	99,214
Settlement of pre-existing relationship	—	830	8,039	8,869
Fair value of previously held interest	—	1,999	—	1,999
Total consideration	$15,072	$6,877	$107,016	$128,965

Subordinate Voting Shares issued	—	211	4,770	4,981

The operating results of the above acquisitions were not material to the periods presented.
(1) On January 29, 2019, the Company acquired 100% of Thames Valley Apothecary, LLC (“Thames Valley”), a dispensary license holder in Connecticut.
(2) On March 4, 2019, the Company acquired the remaining 70% ownership interest in NCC LLC (“NCC”), a dispensary license holder in Illinois. The market price used in valuing SVS issued was $18.70 per share. As a result of this acquisition, the previously held interest in NCC was re-measured, resulting in a gain of $999, which was recorded in Income from investments, net in the Consolidated Statements of Operations during the year ended December 31, 2019.
(3) On April 16, 2019, the Company acquired 100% of Form Factory Holdings, LLC (“Form Factory”), a manufacturer and distributor of cannabis-based edibles and beverages. The Company expects to benefit primarily from utilizing the intangible assets acquired, which include cannabis licenses in California and Oregon, existing customer relationships, and developed technology, which will complement Acreage’s existing business and enable the Company to create and distribute proprietary brands of various

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

types at scale. The useful life of the developed technology was determined to be 19 years, and the useful life of the customer relationships was determined to be 5 years.
The market price used in valuing unrestricted SVS issued was $20.45 per share. Certain SVS are subject to clawback should certain indemnity conditions arise and as such, a discount for lack of marketability was applied that correlates to the period of time these shares are subject to restriction.
The Company also recorded an expense of $2,139 in the Consolidated Statements of Operations for the year ended December 31, 2019 in connection with the acquisition of Form Factory that represents stock compensation fully vested on the acquisition date. 86 shares valued at $1,753 were issued and recorded in Other equity transactions on the Consolidated Statements of Shareholders’ Equity, with the remainder settled in cash.
During the year ended December 31, 2018, the Company completed the following business combinations, and has allocated each purchase price as follows:

Purchase Price Allocation	D&B (1)	WPMC (2)	PATCC (3)	PWC (4)	NYCANNA (5)	PWCT (6)	IGF (7)	Total
Assets acquired:
Cash and cash equivalents	$308	$62	$36	$19	$453	$662	$4	$1,544
Inventory	120	—	—	—	3,385	205	319	4,029
Other current assets	—	—	—	—	67	1	29	97
Notes receivable	—	814	6,181	—	—	—	—	6,995
Capital assets, net	24	—	—	5,614	5,996	723	3,119	15,476
Goodwill	1,328	11,586	5,636	6,241	1,626	1,491	2,017	29,925
Intangible assets - cannabis licenses	13,100	—	—	15,300	39,800	9,399	10,298	87,897
Intangible assets - management contracts	—	31,200	6,401	—	—	—	—	37,601
Other non-current assets	5	—	—	123	69	7	—	204
Liabilities assumed:
Accounts payable and accrued liabilities	(382)	(41)	—	(872)	(1,153)	(275)	(41)	(2,764)
Deferred tax liability	—	—	—	(3,708)	—	—	—	(3,708)
Other liabilities	(3)	—	—	—	(49)	—	—	(52)
Fair value of net assets acquired	$14,500	$43,621	$18,254	$22,717	$50,194	$12,213	$15,745	$177,244

Consideration paid:
Cash paid in 2018	$250	$8,168	$—	$750	$13,833	$2,475	$8,215	$33,691
Cash paid in 2019	—	—	—	—	—	—	7,500	$7,500
Class D units	3,100	11,200	14,964	21,046	21,575	7,122	—	79,007
Subordinate Voting Shares (“SVS”)	—	—	—	—	—	—	30	30
Seller’s notes (Note 10)	11,150	—	1,118	921	2,238	479	—	15,906
Fair value of previously held interest	—	17,012	2,172	—	12,548	2,137	—	33,869
Fair value of non-controlling interest	—	7,241	—	—	—	—	—	7,241
Total consideration	$14,500	$43,621	$18,254	$22,717	$50,194	$12,213	$15,745	$177,244

Class D units/SVS issued	500	1,806	2,414	3,394	3,480	1,149	1	12,744

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

(1) On May 31, 2018, the Company acquired 100% of license holder D&B Wellness, LLC (“D&B”).
(2) On May 31, 2018, the Company acquired 45% of management company The Wellness & Pain Management Connection LLC (“WPMC”), giving the Company an 84% controlling interest. The estimated useful life of the management contract is 18 years. As a result of this acquisition, the Company’s previously held equity method investment in WPMC was re-measured, resulting in a gain of $10,782, which was recorded in Income from investments, net in the Consolidated Statements of Operations during the year ended December 31, 2018. Subsequent to the acquisition, the Company acquired additional interests in WPMC. Refer to Note 11 for further discussion.
(3) On July 3, 2018, the Company acquired the remaining 88% ownership interest in management company Prime Alternative Treatment Care Consulting, LLC (“PATCC”). The estimated useful life of the management contract is 10 years. As a result of this acquisition, the Company’s previously held equity method investment in PATCC was re-measured, resulting in a gain of $2,109, which was recorded in Income from investments, net in the Consolidated Statements of Operations during the year ended December 31, 2018.
(4) On August 15, 2018, the Company acquired 100% of license holder Prime Wellness Center, Inc. (“PWC”), which was formerly managed by Prime Consulting Group, LLC (“PCG”), a management company in which the Company held an equity method investment.
(5) On August 15, 2018, the Company acquired the remaining 75% ownership interest in license holder NYCANNA, LLC (“NYCANNA”). As a result of this acquisition, the Company’s previously held investment in NYCANNA, which did not have a readily determinable fair value, was re-measured, resulting in a gain of $1,954, which was recorded in Income from investments, net in the Consolidated Statements of Operations during the year ended December 31, 2018.
(6) On September 13, 2018, the Company acquired the remaining 82% ownership interest in license holder Prime Wellness of Connecticut, LLC (“PWCT”). As a result of this acquisition, the Company’s previously held interest in PWCT, which did not have a readily determinable fair value, was re-measured, resulting in a gain of $387, which was recorded in Income from investments, net in the Consolidated Statements of Operations during the year ended December 31, 2018.
(7) On November 21, 2018, the Company acquired 100% of In Grown Farms LLC 2 (“IGF”), a cultivation license holder in Illinois. $7,500 of cash consideration was deferred and paid in the year ended December 31, 2019.
Selected line items from the Company’s Consolidated Statement of Operations for the year ended December 31, 2018, adjusted as if the acquisitions of D&B and PWCT (deemed to be the only acquisitions with material operations in the period) had occurred on January 1, 2018, are presented below:

Pro forma results (unaudited)	Revenues, net	Gross profit	Net operating income (loss)	Net income (loss)
Consolidated results	$21,124	$9,420	$(41,133)	$(32,261)
D&B/PWCT pre-acquisition	11,077	4,661	2,685	2,502
Pro forma results	$32,201	$14,081	$(38,448)	$(29,759)

D&B/PWCT post-acquisition	$8,357	$2,899	$1,791	$1,800

Deferred acquisition costs and deposits
The Company makes advance payments to certain acquisition targets for which the transfer is pending certain regulatory approvals prior to the acquisition date.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

As of December 31, 2018, the Company had the following deferred acquisition costs and deposits, which are expected to be offset against the consideration payable for the related future purchases. There were no deferred acquisition costs outstanding as of December 31, 2019.

Acquisition Target	December 31, 2018
Nature’s Way Nursery of Miami, Inc.	$12,000
Form Factory (1)	10,000
NCC	100
Deferred acquisition costs and deposits	$22,100

(1) During the year ended December 31, 2019, the deferred acquisition deposit for Form Factory was converted to a line of credit. Upon acquisition of Form Factory, the Company recovered $2,076 of the deferred acquisition deposit not previously drawn against under the line of credit.

4.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets
The following table details our intangible asset balances by major asset classes:

Intangibles	December 31, 2019	December 31, 2018
Finite-lived intangible assets:
Management contracts	$52,438	$68,384
Customer relationships	4,600	—
Developed technology	3,100	—
	60,138	68,384
Accumulated amortization on finite-lived intangible assets:
Management contracts	(5,750)	(3,128)
Customer relationships	(649)	—
Developed technology	(114)	—
	(6,513)	(3,128)
Finite-lived intangible assets, net	53,625	65,256

Indefinite-lived intangible assets
Cannabis licenses	232,347	88,697

Total intangibles, net	$285,972	$153,953

Modification of management contract
On October 7, 2019, the Company modified the terms of its Management Service Agreement (“MSA”) with Greenleaf Apothecaries, LLC (“GLA”). As a result of this modification, the Company exchanged certain future cash flows under the MSA in exchange for a note receivable of $12,500. In connection with this modification, the Company reduced the carrying value of the MSA by $10,106, recorded a gain of $2,394 and reduced the associated deferred tax liability by $2,730, with a corresponding increase to Other equity transactions in the Statements of Shareholders’ Equity.
Impairment of intangible assets
The Company recorded $9,514 of impairment on certain cannabis licenses and $3,949 of impairment on management contracts during the year ended December 31, 2019 resulting from its annual impairment testing.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Purchases of intangible assets
The Company determined that the below purchases of intangible assets did not qualify as business combinations as the entities were non-operational at the time of purchase.
2019

•
On January 4, 2019, the Company purchased a vertically-integrated license in Florida to operate a cultivation and processing facility and up to 40 medical cannabis dispensaries by acquiring Acreage Florida, Inc. (formerly known as Nature’s Way Nursery of Miami, Inc.). Total consideration of $70,103 included: (i) $53,747 in cash, (ii) $12,000 of previously-paid deferred acquisition costs and (iii) $4,356 in HSCP units (198 units). The HSCP units issued were valued based on the market price of SVS (for which HSCP units are convertible) at the transaction date, which was $22.00 per share. In addition to the intangible asset purchased, the Company also acquired $361 of equipment, recorded in Capital assets, net and a $190 surety bond, recorded in Other non-current assets in the Consolidated Statements of Financial Position. A deferred tax liability of $16,049 was also recorded in connection with this purchase.

•
On July 2, 2019, the Company acquired Kanna, Inc. (“Kanna”), a dispensary license holder in Oakland, California, for total consideration of $7,525 which included: (i) $1,991 in cash and (ii) $5,534 in Subordinate Voting Shares (383 shares). A deferred tax liability of $2,316 was also recorded in connection with this purchase. The SVS issued were valued based on the market price at the transaction date, which was $15.81 per share. Certain SVS are subject to clawback should certain indemnity conditions arise and as such, a discount for lack of marketability was applied that correlates to the period of time these shares are subject to restriction.

2018

•
On May 4, 2018, the Company obtained a management contract with a useful life of 20 years through acquisition of South Shore BioPharma, LLC (“SSBP”), a management company located in Massachusetts, for total consideration of $4,277, which included: (i) $416 of cash, (ii) $1,805 in Class D units (291 units) and (iii) $2,056 in seller’s notes.

•
The Company entered into management contracts with GLA to operate five dispensaries, Greenleaf Therapeutics, LLC to operate a processing facility, and Greenleaf Gardens, LLC to operate a cultivation facility (together “Greenleaf”) on July 2, August 8 and December 20, 2018, respectively. The useful lives of the management contracts are 10 years. Total consideration of $23,272 consisted of: (i) $8,245 in cash ($2,750 of which was paid in 2019), (ii) $5,494 in Class D units (886 units), (iii) $6,095 in seller’s notes and (iv) $3,438 in SVS (269 shares, valued at $12.84 per share, the closing price on the date of the cultivation facility management contract purchase). As part of this arrangement, the Company also issued a secured line of credit for use in build-out of the managed facilities (refer to Note 6 for further information).

•
On July 30, 2018, the Company purchased a management contract with a useful life of 7 years by acquiring the remaining 55% ownership interest in HSRC NorCal, LLC (“NorCal”). Total consideration of $7,409 included: (i) $534 in cash, $3,446 in Class D units (556 units), (iii) $86 settlement of pre-existing relationship and (iv) $3,343 fair value of previously held interest. As a result of this acquisition, the Company’s previously held equity method investment in NorCal was re-measured, resulting in a gain of $255, which was recorded in Income from investments, net in the Consolidated Statements of Operations during the year ended December 31, 2018. As part of this purchase, the Company also acquired a secured line of credit with an outstanding balance of $4,175 at the time of purchase for use in build-out of the managed facilities (refer to Note 6 for further information).

Amortization expense recorded during the years ended December 31, 2019, 2018 and 2017 was $5,276, $3,128 and $0, respectively.
Expected annual amortization expense for existing intangible assets subject to amortization at December 31, 2019 is as follows for each of the next five fiscal years:

Amortization of Intangibles	2020	2021	2022	2023	2024
Amortization expense	$5,234	$5,234	$5,234	$5,234	$4,585

Goodwill
The following table details the changes in the carrying amount of goodwill:

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Goodwill	Total
December 31, 2017	$2,191
Acquisitions	29,925
December 31, 2018	$32,116
Acquisitions	73,091
Adjustment to purchase price allocation	550
December 31, 2019	$105,757

During the year ended December 31, 2019, the Company made final adjustments to the purchase price allocation with respect to certain acquisitions made during the year ended December 31, 2018 within the one-year measurement period.

5.    INVESTMENTS
The carrying values of the Company’s investments in the Consolidated Statements of Financial Position as of December 31, 2019 and 2018 are as follows:

Investments	December 31, 2019	December 31, 2018
Total short-term investments	$—	$149,090

Investments held at FV-NI	4,376	2,869
Equity method investments	123	975
Total long-term investments	$4,499	$3,844

Income from investments, net in the Consolidated Statements of Operations during the years ended December 31, 2019, 2018 and 2017 is as follows:

Investment income	Year Ended December 31,
	2019	2018	2017
Short-term investments	$738	$406	$—
Investments without readily determinable fair value	—	—	150
Investments held at FV-NI	(2,218)	6,570	—
Equity method investments	1,000	13,301	256
Gain from investments held for sale	—	1,500	—
Income from investments, net	$(480)	$21,777	$406

Income from investments without readily determinable fair value for the year ended December 31, 2018 primarily resulted from the remeasurement of previously held investments at the time of acquisition, in which the Company previously had an investment carried at cost (prior to January 1, 2018) or for which the measurement alternative was elected (January 1, 2018 and beyond), as further discussed in Note 3.
Income from equity method investments for the year ended December 31, 2018 was primarily driven by the remeasurement of previously held investments at the time of acquisition, as further discussed in Note 3.
Short-term investments
The Company from time to time invests in U.S. Treasury bills which are classified as held-to-maturity and measured at amortized cost. These range in original maturity from three to six months, and bear interest ranging from 2.2% - 2.4%. During the year ended December 31, 2019, short-term investments in U.S. Treasury bills in the amount of $149,828 matured.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Investments in equity without readily determinable fair value (formerly cost method investments)
The Company adopted ASU 2016-01 on January 1, 2018. Prior to adoption, investments in equity securities that did not give the Company significant influence over the investee were classified as cost method investments and held at their initial cost, assessed periodically for impairment. Upon adoption of ASU 2016-01, the Company elected to use the available measurement alternative for investments without readily determinable fair values (which are classified as Level 3 investments in the fair value hierarchy). The measurement alternative requires the investments to be held at cost and adjusted for impairment and observable price changes, if any.
In October 2018, the Company resigned as a manager of Florida Wellness, LLC (“FLW”), an entity in which the Company owned 44% and consolidated due to control as manager. FLW in turn owned 15% of San Felasco Nurseries, LLC (“SFN”), which the Company classified as an investment carried at cost (prior to January 1, 2018) and for which the measurement alternative was elected (January 1, 2018 and beyond). In connection with its resignation, the Company exchanged its share of the investment in SFN for a note receivable of $2,028. The Company also issued warrants to FLW and recognized expense of $1,423 during the year ended December 31, 2018, recorded in Income from investments, net in the Consolidated Statements of Operations. The remaining $4,775 interest in FLW as well as the NCI’s portion of a note receivable of $880 was eliminated through de-consolidation of the non-controlling interest in Other equity transactions in the Consolidated Statements of Shareholders’ Equity.
Investments held at FV-NI
The Company has investments in equity of several companies that do not result in significant influence or control. These investments are carried at fair value, with gains and losses recognized in the Consolidated Statements of Operations.
Equity method investments
The Company accounts for investments in which it can exert significant influence but does not control as equity method investments. As of December 31, 2019 and 2018, the Company’s equity method investments were not deemed significant to the Company’s financial statements and as such, additional disclosure is omitted. The Company purchased the remaining interests in the majority of its equity method investments during the year ended December 31, 2018. Refer to Notes 3 and 4 for further discussion.
Investments held for sale
In the fourth quarter of 2017, the Company initiated a plan to sell its equity interest in Compass Ventures, Inc., Greenhouse Compass, LLC, HSGH Properties, LLC and HSGH Properties Union, LLC (together, “Compass”). During the year ended December 31, 2018, the Company sold its investment in Compass for cash proceeds of $9,634, recognizing a $1,500 net gain on the sale.

6.     NOTES RECEIVABLE

Notes receivable as of December 31, 2019 and 2018 consisted of the following:

	December 31, 2019	December 31, 2018
Notes receivable	$75,851	$27,920
Interest receivable	5,774	2,625
Total notes receivable	$81,625	$30,545
Less: Notes receivable, current	2,146	3,114
Notes receivable, non-current	$79,479	$27,431

Interest income on notes receivable during the years ended December 31, 2019, 2018 and 2017 totaled $3,978, $1,178 and $330, respectively.
Activity during the year ended December 31, 2019
On July 1, 2019, the Company entered into a $8,000 convertible note receivable with a west coast social equity program. Upon certain conditions related to a subsequent capital raise, the Company will obtain the right to convert its financing receivable to an ownership interest. The line of credit matures in June 2022 and bears interest at a rate of 8% per annum.
On October 7, 2019, the Company recorded a note receivable of $12,500 in connection with the MSA modification described in Note 4. The note is payable monthly and bears interest at a rate of prime plus 10% for the unpaid portion of any monthly payments.
The Company provides revolving lines of credit to several entities under management services agreements which make up the majority of its notes receivable. The relevant terms and balances are detailed below.

Lines of Credit			Balance as of
Counterparty	Maximum Obligation	Interest Rate	December 31, 2019	December 31, 2018
Greenleaf (1)	$29,286	4.75% - 5%	$22,569	$7,030
CWG Botanicals, Inc. ("CWG") (2)	12,000	8%	9,152	4,587
Compassionate Care Foundation, Inc. (“CCF”) (3)	12,500	18%	7,152	5,616
Prime Alternative Treatment Center, Inc. ("PATC") (4)	4,650	15%	4,650	4,650
Patient Centric of Martha’s Vineyard, Ltd. (“PCMV”) (5)	9,000	15%	5,758	856
Health Circle, Inc. (6)	8,000	15%	3,988	1,519
Total	$75,436		$53,269	$24,258

(1) During the year ended December 31, 2018, the Company extended lines of credit to Greenleaf Apothecaries, LLC, Greenleaf Therapeutics, LLC and Greenleaf Gardens, LLC (together “Greenleaf”), which mature in June 2023.
(2) The revolving line of credit due from CWG, the license holder managed by NorCal, matures in December 2021.
(3) In September 2018, the Company entered into a management agreement to provide certain advisory and consulting services to Compassionate Care Foundation, Inc. (“CCF”) for a monthly fee based on product sales. Upon certain changes in New Jersey state laws to allow for-profit entities to hold cannabis licenses and certain regulatory approvals, the management agreement will terminate and any outstanding obligations on the line of credit will convert to a direct ownership interest in CCF, which will convert to a for-profit entity.
On November 15, 2019, as a result of changes to state laws as described above, Acreage entered into a Reorganization Agreement with CCF, pursuant to which Acreage will acquire 100% of the equity interests in CCF, pending state approval. The outstanding amounts receivable under the line of credit will convert to 54% ownership, and the Company will pay $10,000 for the remaining 46%.
(4) Prime Alternative Treatment Center, Inc. (“PATC”) is a non-profit license holder in New Hampshire to which the Company’s consolidated subsidiary PATCC provides management or other consulting services. The line of credit matures in August 2022.
(5) In November 2018, the Company entered into a services agreement with Patient Centric of Martha’s Vineyard, Ltd. (“PCMV”). Upon certain changes in Massachusetts state laws, the management agreement would become convertible to an ownership interest in PCMV. The line of credit matures in November 2023.
(6) Health Circle, Inc. is a non-profit license holder in Massachusetts managed by the Company’s consolidated subsidiary MA RMDS. The line of credit matures in November 2032.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

7.    CAPITAL ASSETS, net
Net property and equipment consisted of:

	December 31, 2019	December 31, 2018
Land	$9,839	$6,241
Building	34,522	14,364
Right-of-use asset, finance leases	5,954	—
Construction in progress	17,288	5,569
Furniture, fixtures and equipment	21,019	8,156
Leasehold improvements	22,682	12,115
Capital assets, gross	$111,304	$46,445
Less: accumulated depreciation	(5,257)	(1,402)
Capital assets, net	$106,047	$45,043

Depreciation of capital assets for the years ended December 31, 2019, 2018 and 2017 includes $2,317, $621, and $20 of depreciation expense, and $1,556, $724, and $0 that was capitalized to inventory, respectively.
Sale-leasebacks
During the year ended December 31, 2019, the Company sold and subsequently leased back several of its capital assets in a transaction with GreenAcreage Real Estate Corp. (“GreenAcreage”), a related party (refer to Note 14). The Company sold assets and subsequently leased them back for total proceeds of $19,052. The subsequent leases met the criteria for finance leases, and as such, the transactions do not qualify for sale-leaseback treatment. The “sold” assets remain within land, building and leasehold improvements, as appropriate, for the duration of the lease and a financing liability equal to the amount of proceeds received is recorded within debt (see Note 10). Upon lease termination, the sale will be recognized by removing the remaining carrying values of the capital assets and financing liability, with any difference recognized as a gain.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

8.    LEASES
The Company adopted ASC 842 on January 1, 2019 by capitalizing operating and finance right-of-use assets totaling $11,718 and $383, respectively. The Company leases land, buildings, equipment and other capital assets which it plans to use for corporate purposes and the production and sale of cannabis products. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and are expensed in the Consolidated Statements of Operations on the straight-line basis over the lease term. The Company does not have any material variable lease payments, and accounts for non-lease components separately from leases.

Balance Sheet Information	Classification	December 31, 2019
Right-of-use assets
Operating	Operating lease right-of-use assets	$51,950
Finance	Capital assets, net	5,832
Total right-of-use assets		$57,782

Lease liabilities
Current
Operating	Operating lease liability, current	$2,759
Financing	Debt, current	49
Non-current
Operating	Operating lease liability, non-current	47,522
Financing	Debt, non-current	6,083
Total lease liabilities		$56,413

Statement of Operations Information	Classification	Year Ended December 31, 2019
Short-term lease expense	General and administrative	$1,262
Operating lease expense	General and administrative	5,351
Finance lease expense:
Amortization of right of use asset	Depreciation and amortization	122
Interest expense on lease liabilities	Interest expense	290
Sublease income	Other loss, net	(110)
Net lease cost		$5,653

Statement of Cash Flows Information	Classification	Year Ended December 31, 2019
Cash paid for operating leases	Net cash used in operating activities	$3,667
Cash paid for finance leases - interest	Net cash used in operating activities	$223

The Company’s rent expense during the years ended December 31, 2018 and 2017 was $1,604 and $703, respectively.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The following represents the Company’s future minimum payments required under existing leases with initial terms of one year or more as of December 31, 2019:

Maturity of lease liabilities	Operating Leases	Finance Leases
2020	$7,329	$832
2021	8,035	873
2022	7,884	893
2023	7,704	914
2024	7,396	936
Thereafter	49,921	18,740
Total lease payments	$88,269	$23,188
Less: interest	37,988	17,056
Present value of lease liabilities	$50,281	$6,132

Weighted average remaining lease term (years)	11	24
Weighted average discount rate	10%	14%

9.    INVENTORY

	December 31, 2019	December 31, 2018
Retail inventory	$1,784	$1,101
Wholesale inventory	11,993	4,848
Cultivation inventory	3,021	2,400
Supplies & other	1,285	508
Total	$18,083	$8,857

10.    DEBT
The Company’s debt balances consist of the following:

Debt balances	December 31, 2019	December 31, 2018
NCCRE loan	$492	$511
Seller’s notes	2,810	15,124
Related party debt	15,000	—
Financing liability	19,052	—
Finance lease liabilities	6,132	—
Total debt	$43,486	$15,635
Less: current portion of debt	15,300	15,144
Total long-term debt	$28,186	$491

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The interest expense related to the Company’s debt during the years ended December 31, 2019, 2018 and 2017 consists of the following:

Interest Expense	Year Ended December 31,
	2019	2018	2017
Convertible notes:
Cash interest	$—	$869	$456
PIK interest	—	1,912	605
Accretion	—	926	132
Convertible note interest	$—	$3,707	$1,193
NCCRE loan	19	22	22
Seller’s notes	416	888	—
Interest expense on financing liability	469	—	—
Interest expense on finance lease liability	290	—	—
Total interest expense	$1,194	$4,617	$1,215

Senior secured convertible notes
The Company issued senior secured convertible notes in November 2017 for a total principal amount of $31,294, net of issuance costs. The debt contained a conversion feature and attached warrants, neither of which met the criteria for bifurcation. In connection with the RTO on November 14, 2018, the notes and PIK interest mandatorily converted to 6,473 Class A membership units, and the Company issued 1,878 warrants to purchase Pubco shares at $25 per share, which expire on November 14, 2021. The carrying value of the debt, including unamortized discount, was credited to Share capital in the Consolidated Statements of Shareholders’ Equity and no gain or loss was recognized.
NCC Real Estate, LLC (“NCCRE”) loan
NCCRE, which is owned by the Company’s consolidated subsidiary HSC Solutions, LLC, entered into a $550 secured loan with a financial institution for the purchase of a building in Rolling Meadows, Illinois in December 2016. The building is leased to NCC. The promissory note payable carries a fixed interest rate of 3.7% and is due in December 2021.
Seller’s notes
The Company issued Seller’s notes payable in connection with several transactions, bearing interest at rates ranging from 3.5% to 10%. Substantially all of these notes became due upon completion of the RTO. Refer to Note 3, Note 4 and Note 11 for further detail.
Related party debt
During the year ended December 31, 2019, the Company’s CEO made a non-interest bearing loan of $15,000 to Acreage, which was subsequently repaid in March.
Financing liability
In connection with the Company’s failed sale-leaseback transaction (refer to Note 7), a financing liability was recognized equal to the cash proceeds received. The Company will recognize the cash payments made on the lease as interest expense, and the principal will be derecognized upon expiration of the lease.

11.    SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
Pre-RTO transactions
2017
During the year ended December 31, 2017, HSCP issued 6,000 Class C units to certain employees in exchange for $630 of notes receivable.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

2018
During the year ended December 31, 2018, HSCP issued 17,018 Class D units for total consideration of $105,514 in exchange for cash, the settlement of expenses, equity issuance costs pertaining to HSCP’s issuance of Class E units, as well as certain asset and business acquisitions and non-controlling interest purchases. Refer to Note 3, Note 4 and the “Non-controlling interests” section below for further information.
During the year ended December 31, 2018, HSCP issued 19,352 Class E units in exchange for gross proceeds of $119,983 and incurred $3,859 in equity issuance costs.
Immediately prior to completion of the RTO, the Company completed, through a special purpose corporation, a private placement of 12,566 subscription receipts for gross proceeds of $314,154 and incurred $17,652 in equity issuance costs. Additionally, the Company recognized $6,126 of expenses associated with the RTO and public listing in Other loss, net in the Consolidated Statements of Operations. Concurrent with the completion of the RTO, each subscription receipt automatically converted into one Subordinate Voting Share of the Company, and all pre-RTO HSCP units were converted into the post-RTO capital structure described below. An additional 60 SVS were issued to satisfy RTO-related obligations of $1,502 during the year ended December 31, 2018. In connection with the RTO, Kevin Murphy, the Chief Executive Officer of the Company, made a contribution of HSCP units and $280 in cash to Pubco in exchange for 168 Multiple Voting Shares of Pubco, representing 100% of the issued and outstanding Multiple Voting Shares as of closing of the RTO. A deferred tax liability of $30,175 was established with respect to prior acquisitions and purchases of intangible assets.
Post-RTO - Acreage Holdings, Inc. capital structure
The Company has authorized an unlimited number of Subordinate, Proportionate and Multiple Voting Shares, all with no par value. All share classes are included within Share capital in the Consolidated Statements of Shareholders’ Equity on an as converted basis. Each share class is entitled to notice of and to attend at any meeting of the shareholders, except a meeting of which only holders of another particular class of shares will have the right to vote. All share classes are entitled to receive dividends, as and when declared by the Company, on an as-converted basis, and no dividends will be declared by the Company on any individual class unless the Company simultaneously declares or pays dividends on all share classes. No subdivision or consolidation of any share class shall be made without simultaneously subdividing or consolidating all share classes in the same manner. No holders of any class are entitled to a right of first refusal on any future security issuance of the Company.
Subordinate Voting Shares
Holders of Class A Subordinate Voting Shares are entitled to one vote in respect of each Subordinate Voting Share held. As long as any Subordinate Voting Shares remain outstanding, the Company will not, without the consent of the holders of the Subordinate Voting Shares by separate special resolution, prejudice or interfere with any right or special right attached to the Subordinate Voting Shares.
Proportionate Voting Shares
Holders of Class B Proportionate Voting Shares are entitled to one vote in respect of each Subordinate Voting Share into which such Proportionate Voting Shares could ultimately then be converted (forty-to-one). As long as any Proportionate Voting Shares remain outstanding, the Company will not, without the consent of the holders of the Proportionate Voting Shares and Multiple Voting Shares by separate special resolution, prejudice or interfere with any right or special right attached to the Proportionate Voting Shares. Consent of the holders of a majority of the outstanding Proportionate Voting Shares and Multiple Voting Shares shall be required for any action that authorizes or creates shares of any class having preferences superior to or on a parity with the Proportionate Voting Shares.
Multiple Voting Shares
Class C Multiple Voting Shares are intended to give the Company’s founder and CEO voting control. Holders of Multiple Voting Shares will be entitled to three thousand votes for each Multiple Voting Share held. Multiple Voting Shares shall automatically convert into subordinate voting shares on a one-to-one basis at the latest five years from RTO date. No Multiple Voting Share will be permitted to be transferred by the holder thereof without the prior written consent of the Company’s Board.
Treasury shares
In connection with the RTO, the Company withheld shares that were previously issued to satisfy certain shareholders’ U.S. federal income tax requirements and made a payment on their behalf in the amount of $21,054.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The table below details the change in Pubco shares outstanding by class:

Shareholders’ Equity	Subordinate Voting Shares	Subordinate Voting Shares Held in Treasury	Proportionate Voting Shares (as converted)	Multiple Voting Shares	Total Shares Outstanding
December 31, 2017	—	—	—	—	—
Existing unitholders transfer	8,817	(842)	57,835	168	65,978
Private placement	12,566	—	—	—	12,566
Issuances	560	—	60	—	620
December 31, 2018	21,943	(842)	57,895	168	79,164
Issuances	8,698	—	—	—	8,698
NCI conversions	2,784	—	—	—	2,784
PVS conversions	34,752	—	(34,752)	—	—
December 31, 2019	68,177	(842)	23,143	168	90,646

During the year ended December 31, 2019 and 2018, the Company issued 208 and 28 SVS as compensation for consulting services of $3,424 and $358, respectively, recorded in Other equity transactions on the Consolidated Statements of Shareholders’ Equity.
Warrants
A summary of the warrants activity outstanding is as follows:

Warrants	Year Ended December 31,
	2019	2018
Beginning balance	2,259	—
Granted	4	2,259
Expired	(223)	—
Ending balance	2,040	2,259

During the year ended December 31, 2018, in addition to the warrants issued with respect to the convertible debt (refer to Note 10), the Company issued 223 warrants valued at $1,423 and expiring in 6 months to former investors in FLW in connection with the Company’s withdrawal (see Note 5 for further discussion), as well as 158 warrants valued at $1,862 and expiring in 2 years issued to brokers for services performed in connection with the RTO. The fair value of the warrants were determined using a Black-Scholes model with volatility and risk-free rate assumptions similar to those disclosed in Note 12, and the expected term determined using the respective contractual term for each warrant.
The exercise price of all warrants outstanding as of December 31, 2019 is $25 per share, and the weighted-average remaining contractual life of the warrants outstanding is approximately 2 years. There was no aggregate intrinsic value for warrants outstanding as of December 31, 2019.
Non-controlling interests - convertible units
The Company has NCIs in consolidated subsidiaries USCo2 and HSCP. The non-voting shares of USCo2 and HSCP units make up substantially all of the NCI balance as of December 31, 2019 and are convertible at the Company’s discretion into either one Subordinate Voting Share or cash, as determined by the Company. Summarized financial information of HSCP is presented below. USCo2 does not have discrete financial information separate from HSCP.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

HSCP net asset reconciliation	December 31, 2019	December 31, 2018
Current assets	$55,296	$268,817
Non-current assets	584,812	282,058
Current liabilities	(46,434)	(32,626)
Non-current liabilities	(75,219)	(1,622)
Other NCI balances	(1,041)	(1,130)
Accumulated equity-settled expenses	(111,934)	(9,878)
Net assets	$405,480	$505,619
HSCP/USCo2 ownership % of HSCP	21.64%	25.67%
Net assets allocated to USCo2/HSCP	$87,746	$129,792
Net assets attributable to other NCIs	1,041	1,130
Total NCI	$88,787	$130,922
	Year Ended December 31,
HSCP Summarized Statement of Operations	2019	2018
Net loss allocable to HSCP/USCo2 (1)	$(191,511)	$(16,080)
HSCP/USCo2 weighted average ownership % of HSCP (1)	23.44%	25.67%
Net loss allocated to HSCP/USCo2	$(44,890)	$(4,128)
Net loss allocated to other NCIs	(4)	(650)
Net loss attributable to NCIs	$(44,894)	$(4,778)

(1) Net loss and ownership percentage for the year ended December 31, 2018 were calculated from the RTO date through the end of the year.

As of December 31, 2019, USCo2’s non-voting shares owned approximately 0.74% of HSCP units. USCo2’s capital structure is comprised of voting shares (approximately 64%), all of which are held by the Company, and of non-voting shares (approximately 36%) held by certain former HSCP members. Certain executive employees and profits interests holders own approximately 20.90% of HSCP units. The remaining 78.36% interest in HSCP is held by USCo and represents the members’ equity attributable to shareholders of the parent.
During the year ended December 31, 2019, the Company had several transactions with HSCP and USCo2 that changed its ownership interest in the subsidiaries but did not result in loss of control. These transactions included business acquisitions and intangible purchases where equity was issued as consideration (see Notes 3 and 4) and the redemption of HSCP and USCo2 convertible units for Subordinate Voting Shares (as shown in the table below), and resulted in a $2,766 allocation from shareholders' equity to NCI. During the year ended December 31, 2018, in connection with the RTO, the Company allocated $133,943 from shareholders' equity to NCI to allocate net assets of HSCP to the non-controlling interests held by HSCP and USCo2 as calculated above.
During the year ended December 31, 2019, the Company made cash payments in the amount of $4,278 to HSCP and USCo2 unit holders in satisfaction of redemption requests the Company chose to settle in cash, as well as for LLC unitholders tax liabilities in accordance with the HSCP operating agreement.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

A reconciliation of the beginning and ending amounts of convertible units is as follows:

	Year Ended December 31,
Convertible Units	2019	2018
Beginning balance	27,340	49,350
Issuance of NCI units	198	43,198
Vested LLC C-1s canceled	(416)	—
LLC C-1s vested	755	1,612
NCI units settled in cash	(58)	—
NCI units converted to Pubco	(2,784)	(66,820)
Ending balance	25,035	27,340

Other non-controlling interests
During the year ended December 31, 2018, the Company purchased additional interests in consolidated subsidiaries.

2018 NCI purchases	Total
Cash	$19,643
Class D units	5,475
Seller’s notes	8,885
Forgiveness of shareholder advance	100
Total consideration	$34,103
Carrying value on transaction date	12,305
Decrease in additional paid in capital	$(21,798)

12.    EQUITY-BASED COMPENSATION EXPENSE
Equity-based compensation expense recognized in the Consolidated Statements of Operations for the periods presented is as follows:

Equity-based compensation expense	Year Ended December 31,
	2019	2018	2017
Equity-based compensation - Plan	$62,946	$9,862	$—
Equity-based compensation - Plan (CGC Awards)	23,056	—	—
Equity-based compensation - other	11,536	1,368	1,837
Total equity-based compensation expense	$97,538	$11,230	$1,837

Equity-based compensation - Plan (Acreage Holdings, Inc. Omnibus Incentive Plan)
In connection with the RTO transaction, the Company’s Board of Directors adopted an Omnibus Incentive Plan (the “Plan”), which permits the issuance of stock options, stock appreciation rights, stock awards, share units, performance shares, performance units and other stock-based awards up to an amount equal to 15% of the issued and outstanding Subordinate Voting Shares of the Company.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Restricted Share Units (“RSUs”)

	Year Ended December 31, 2019		Year Ended December 31, 2018
Restricted Share Units (Fair value information expressed in whole dollars)	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,032	$24.53	—	$—
Granted (1)	7,986	14.28	2,128	24.62
Forfeited	(117)	17.85	—	—
Vested	(2,058)	21.06	(96)	25.00
Unvested, end of period	7,843	$15.10	2,032	$24.53

RSUs of the Company generally vest over a period of two years. The fair value for RSUs is based on the Company’s share price on the date of the grant. The Company recorded $59,627 and $6,364 as compensation expense during the years ended December 31, 2019 and 2018, respectively. The fair value of RSUs vested during the years ended December 31, 2019 and 2018 was $23,470 and $2,398, respectively. There was no comparable RSU activity during the year ended December 31, 2017.
The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs at December 31, 2019 was approximately 2 years and $46,431, respectively. Unrecognized compensation expense related to these awards at December 31, 2019 was $98,255 and is expected to be recognized over a weighted average period of approximately 2 years.
In connection with the vesting of RSUs, the Company withheld 682 shares to satisfy $10,306 of employer withholding tax requirements. 96 RSUs that vested in 2018 were delivered in the period, and 80 that vested in 2019 are pending delivery or deferred.
(1) Equity-based compensation - Plan (CGC Awards)
Included in the RSUs granted during the year ended December 31, 2019 are “CGC Awards” issued in connection with the Arrangement Agreement (as defined in Note 13) as follows:
On June 27, 2019, pursuant to the Arrangement Agreement (as defined in Note 13), 4,909 RSUs were awarded in total to five executive employees under the Plan. These awards vest as follows: 25% in June 2020, 25% in June 2021 and 50% three months following the Acquisition (as defined in Note 13). The Company recorded $14,753 as compensation expense during the year ended December 31, 2019 in connection with these awards. A discount for lack of marketability was applied that correlates to the period of time certain of these shares are subject to restriction.
On July 31, 2019, the Company issued 1,778 RSUs to employees with unvested RSUs and stock options ("make-whole awards") as at the date of the Option Premium payment (as defined in Note 13). The RSUs were issued to provide additional incentive for employees that were not eligible to receive the full Option Premium and were subject to the same vesting terms as the unvested options and RSUs held as of the grant date. The Company recorded $8,303 as compensation expense during the year ended December 31, 2019 in connection with these awards.
Stock options

	Year Ended December 31, 2019		Year Ended December 31, 2018
Stock Options (Exercise price expressed in whole dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, beginning of period	4,605	$25.00	—	$—
Granted	1,785	14.04	4,605	25.00
Forfeited	(782)	24.68	—	—
Exercised	—	—	—	—
Options outstanding, end of period	5,608	$21.56	4,605	$25.00

Options exercisable, end of period	1,427	$24.80	—	$—

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Stock options of the Company generally vest over a period of three years and have an expiration period of 10 years. The weighted average contractual life remaining for options outstanding and exercisable as of December 31, 2019 was approximately 9 years and 8 years, respectively. The Company recorded $26,375 and $3,498 as compensation expense during the years ended December 31, 2019 and 2018, respectively, in connection with these awards. As of December 31, 2019, unamortized expense related to stock options totaled $55,655 and is expected to be recognized over a weighted-average period of approximately 2 years. There was no comparable option activity during the year ended December 31, 2017. There was no aggregate intrinsic value for options outstanding or exercisable as of December 31, 2019.
The fair values of stock options granted were calculated using a Black-Scholes model with the following assumptions:

Black-Scholes inputs	Year Ended December 31,
	2019	2018
Weighted average grant date fair value range	$4.76 - $16.72	$12.04 - $18.70
Assumption ranges:
Risk-free rate	1.50% - 2.60%	2.78% - 2.92%
Expected dividend yield	—%	—%
Expected term (in years)	6	6
Expected volatility	75% - 85%	87%

Volatility was estimated by using the average historical volatility of a representative peer group of publicly traded cannabis companies. The expected term represents the period of time the options are expected to be outstanding. The risk-free rate is based on U.S. Treasury bills with a remaining term equal to the expected term.
Equity-based compensation - other
HSCP C-1 Profits Interests Units (“Profits Interests”)
These membership units qualify as profits interests for U.S. federal income tax purposes and were accounted for in accordance with ASC 718, Compensation - Stock Compensation. HSCP amortizes awards over service period and until awards are fully vested.
The following table summarizes the status of unvested Profits Interests for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
Profits Interests (Fair value information expressed in whole dollars)	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested, beginning of period	1,825	$0.43	—	$—	—	$—
Class C-1 units granted	—	—	4,284	0.48	3,250	0.47
Class C-1 units canceled	(70)	0.43	(847)	0.64	—	—
Class C-1 vested	(755)	0.43	(1,612)	0.43	(3,250)	0.47
Unvested, end of period	1,000	$0.43	1,825	$0.43	—	$—

The Company recorded $369, $1,053 and $1,522 as compensation expense in connection with these awards during the years ended December 31, 2019, 2018 and 2017, respectively. The fair value of Profits Interests vested during the years ended December 31, 2019 and 2018 and 2017 was $13,141, $690 and $1,528, respectively.
The total weighted average remaining contractual life and aggregate intrinsic value of unvested Profits Interests at December 31, 2019 was approximately 1 year and $5,920, respectively. As of December 31, 2019, unamortized expense related to unvested Profits Interests totaled $70 and is expected to be recognized over a weighted average period of approximately 1 year.
Restricted Shares (“RSs”)
In connection with the Company’s acquisition of Form Factory (refer to Note 3), 1,369 restricted shares with a grant date fair value of $20.45 were issued to former employees of Form Factory subject to future service conditions, which fully vest 24 months from the acquisition date. The fair value for RSs is based on the Company’s share price on the date of the grant. The Company recorded

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

compensation expense of $9,528 during the year ended December 31, 2019 in connection with these awards. The total weighted average remaining contractual life and aggregate intrinsic value of RSs at December 31, 2019 was approximately 1 year and $8,104, respectively. As of December 31, 2019, unamortized expense related to RSs totaled $17,364 and is expected to be recognized over a weighted average period of approximately 1 year. There was no comparable RS activity during the years ended December 31, 2018 or 2017.
Employee settlement
During the year ended December 31, 2019, the Company issued 82 Subordinate Voting Shares and recognized $1,639 of compensation expense in settlement of post-employment expenses.
Forgiveness of notes receivable
The Company forgave $315 of notes receivable from certain employees in recognition of services rendered during both the years ended December 31, 2018 and 2017.

13.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company provides revolving lines of credit to several of its portfolio companies. Refer to Note 6 for further information.
Definitive agreements

On April 17, 2019, the Company entered into a definitive agreement to acquire Deep Roots Medical LLC (“Deep Roots”), a vertically integrated license holder in Nevada, for consideration of 4,762 HSCP units (valued at approximately $28,191 based on the December 31, 2019 closing price of $5.92 per share) and $20,000 in cash. The Company announced the termination of the agreement by Deep Roots on April 3, 2020 following March 31, 2020, the end date for consummating the transaction.
During the year ended December 31, 2018, the Company entered into a definitive agreement to acquire all ownership interests in GCCC Management, LLC, a management company overseeing the operations of Greenleaf Compassionate Care Center, Inc., a non-profit cultivation and processing facility in Rhode Island, for cash consideration of $10,000. The agreement terminated in April 2020.
Canopy Growth

On June 19, 2019, the shareholders of the Company and of Canopy Growth separately approved the proposed transaction between the two companies, and on June 21, 2019, the Supreme Court of British Columbia granted a final order approving the arrangement. Effective June 27, 2019, the articles of the Company were amended to provide Canopy Growth with the option (the “Canopy Growth Call Option”) to acquire all of the issued and outstanding shares in the capital of the Company (each, an “Acreage Share”), with a requirement to do so upon a change in federal laws in the United States to permit the general cultivation, distribution and possession of marijuana (as defined in the relevant legislation) or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”), subject to the satisfaction of the conditions set out in the arrangement agreement entered into between Acreage and Canopy Growth on April 18, 2019, as amended on May 15, 2019 (the “Arrangement Agreement”). Under the terms of the agreement, holders of Acreage Shares and certain securities convertible or exchangeable into Class A subordinate voting shares of Acreage (the “Subordinate Voting Shares”) as of the close of business on June 26, 2019, were to receive approximately $2.63, being their pro rata portion (on an as converted to Subordinate Voting Share basis) of $300,000 (the “Option Premium”) paid by Canopy Growth to such persons as consideration for granting the Canopy Growth Call Option.
Upon the occurrence of the Triggering Event, Canopy Growth is required to exercise the Canopy Growth Call Option and, subject to the satisfaction or waiver of the conditions to closing set out in the Arrangement Agreement, acquire (the “Acquisition”) each of the Subordinate Voting Shares of Acreage (following the automatic conversion of the Class B proportionate voting shares and Class C multiple voting shares of Acreage into Subordinate Voting Shares) for the payment of 0.5818 of a common share of Canopy Growth (each whole common share, a “Canopy Growth Share”) per Subordinate Voting Share (subject to adjustment in accordance with the terms of the Arrangement Agreement) (the “Exchange Ratio”).
HSCP unit holders will be required to convert their units within three years following the closing of the Arrangement as will holders of non-voting shares of USCo2.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The Company will be permitted to issue up to an additional 58,000 Subordinate Voting Shares (of which approximately 51,000 remain available for issuance as of December 31, 2019) without any adjustment being required to the Exchange Ratio. The Exchange Ratio is subject to adjustment in the circumstances set out in the Arrangement Agreement.
Surety bonds
The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of December 31, 2019, for which no liabilities are recorded on the Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of December 31, 2019 and 2018, such amounts were not material.
Contingencies
As of December 31, 2019, the Company has consulting fees payable in SVS which are contingent upon successful acquisition of certain state cannabis licenses. The Company had maximum obligations of $8,750 and 400 SVS, and no reserve for the contingencies has been recorded as of December 31, 2019.
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations as of December 31, 2019, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.
The Company may be, from time to time, subject to various administrative, regulatory and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable, and the contingent liability can be reasonably estimated.
New York outstanding litigation

On November 2, 2018, EPMMNY LLC (“EPMMNY”) filed a complaint in the Supreme Court of the State of New York, County of New York, asserting claims against 16 defendants, including NYCANNA, Impire State Holdings LLC, NY Medicinal Research & Caring, LLC (each, a wholly-owned subsidiary of High Street) and High Street. The Index Number for the action is 655480/2018. EPMMNY alleges that it was wrongfully deprived of a minority equity interest and management role in NYCANNA by its former partner, New Amsterdam Distributors, LLC, which attempted to directly or indirectly sell or transfer EPMMNY’s alleged interest in NYCANNA to other entities in 2016 and 2017, including Impire, NYMRC and High Street. EPMMNY alleges that it is entitled to the value of its alleged minority interest in NYCANNA or minority ownership in NYCANNA. EPMMNY also alleges that certain defendants misused its alleged intellectual property and/or services, improperly solicited its employees, and aided and abetted or participated in the transfer of equity and/or business opportunities from EPMMNY. High Street intends to vigorously defend this action, which the Company firmly believes is without merit. EPMMNY alleges that it was improperly deprived of its equity stake in NYCANNA before NYCANNA was acquired by High Street. High Street is also entitled to full indemnity from the claims asserted against it by EPMMNY pursuant to the purchase agreement pertaining to its acquisition of NYCANNA and personal guarantee by the largest shareholders of the seller. The defendants filed a motion to dismiss on April 1, 2019. The motion was fully briefed and submitted to the Court on July 18, 2019, and oral argument was heard on September 6, 2019. The motion remains pending before the Court.

14.    RELATED PARTY TRANSACTIONS
Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.
Related party notes receivable
Acreage has certain outstanding notes receivable with related parties. Refer to Note 6 for further information.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

GreenAcreage
The Company has an investment carried at FV-NI in GreenAcreage. The Company also has an equity method investment in the management company of GreenAcreage resulting from the CEO’s board involvement.
Related party debt
In December 2019, the Company’s CEO loaned $15,000 to the Company. Refer to Note 10 for further information.

15.    INCOME TAXES
The provision for income taxes for the years ended December 31, 2019, 2018 and 2017 are as follows:

Income tax provision	Year Ended December 31,
	2019	2018	2017
Current taxes:
Federal	$6,351	$1,117	$895
State	2,482	475	75
Total current	8,833	1,592	970
Deferred taxes:
Federal	(2,625)	(38)	—
State	(1,219)	(18)	—
Total deferred	(3,844)	(56)	—
Total income tax provision	$4,989	$1,536	$970

The table below reconciles the expected statutory federal income tax to the actual income tax provision (benefit):

Tax provision reconciliation	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
	$	%	$	%	$	%
Computed expected federal income tax benefit	$(39,936)	21.0%	$(6,452)	21.0%	$(2,912)	34.0%
Increase (decrease) in income taxes resulting from:
State taxes	(20,151)	10.6	(3,022)	9.8	(1,070)	12.5
Nondeductible permanent items	49,231	(25.9)	4,483	(14.6)	611	(7.1)
Pass-through entities & non-controlling interests	13,465	(7.1)	6,375	(20.7)	4,139	(48.3)
Increase in valuation allowance	1,816	(1.0)	149	(0.5)	—	—
Other	564	(0.2)	3	—	202	(2.4)
Actual income tax provision	$4,989	(2.6)%	$1,536	(5.0)%	$970	(11.3)%

The following table presents a reconciliation of gross unrecognized tax benefits:

Unrecognized tax benefits	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$1,394	$1,391	$1,189
Increase based on tax positions related to current period	—	—	165
Increase based on tax positions related to prior period	500	3	37
Decrease related to settlements with taxing authorities	(27)	—	—
Balance at end of period	$1,867	$1,394	$1,391

Interest and penalties related to unrecognized tax benefits are recorded as components of the provision for income taxes. As of December 31, 2019 and 2018, we had interest accrued of approximately $210 and $162, respectively, included in Taxes payable

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

and Other current liabilities in the Consolidated Statements of Financial Position. No material penalties were accrued for the years ended December 31, 2019 and 2018.
The principal components of deferred taxes as of December 31, 2019 and 2018 are as follows:

Deferred taxes	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating losses	$1,295	$66
Other	670	83
Total deferred tax assets	1,965	149
Valuation allowance	(1,965)	(149)
Net deferred tax asset	—	—
Deferred tax liabilities:
Partnership basis difference	(63,997)	(33,827)
Net deferred tax liability	(63,997)	(33,827)

Net deferred tax liabilities	$(63,997)	$(33,827)

The Company assesses available positive and negative evidence to estimate if it is more likely than not to use certain jurisdiction-based deferred tax assets including net operating loss carryovers. On the basis of this assessment, a valuation allowance was recorded during the years ended December 31, 2019 and 2018.
As of December 31, 2019, we have various state net operating loss carryovers that expire at different times, the earliest of which is 2023.  The statute of limitations with respect to our federal returns remains open for tax years 2018 and forward.  For certain acquired subsidiaries, the federal statue remains open with respect to tax years 2014 and forward.

As the Company operates in the cannabis industry, it is subject to the limitations of IRC Section 280E, under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-deductible under IRC Section 280E. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income or loss.
In connection with the RTO transaction, the Company entered into a tax receivable agreement with certain members of HSCP, who represent a portion of the NCI, in which it agreed to pay 65% of any realized tax benefits upon conversion of HSCP units into Subordinate Voting Shares to such members. In addition, 20% of any realized tax benefits will be paid to certain HSCP members pursuant to the Company’s tax receivable bonus plan. The Company will retain the remaining 15% of the realized tax benefits.

16.    REPORTABLE SEGMENTS
The Company prepares its segment reporting on the same basis that its Chief Operating Decision Maker manages the business, and makes operating decisions. The Company operates under one operating segment, which is its only reportable segment: the production and sale of cannabis products. The Company’s measure of segment performance is net income, and derives its revenue primarily from the sale of cannabis products, as well as related management or consulting services which were not material in all periods presented. All of the Company’s operations are located in the United States.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

17.    SUBSEQUENT EVENTS
Related party debt
In January 2020, the Company’s CEO loaned $5,000 to the Company. The Company repaid the total amount loaned by the CEO, including the $15,000 loaned in December 2019, on March 4, 2020. Refer to Note 14 for more details.

Refer to Financing transactions below for a description of a subsequent financing transaction involving the Company’s CEO.

Financing transactions
In the first quarter of 2020, the Company raised $48,887, net of issuance costs, as part of a series of financing transactions that were announced on February 7, 2020.
On February 10, 2020, the Company raised $27,887, net of issuance costs, from a private placement of 6,085 special warrants priced at $4.93 per unit. The special warrants were automatically exercised on March 2, 2020 for no additional consideration, and each unit sold consists of one SVS and one SVS purchase warrant with a strike price of $5.80 and a five-year expiration.
On March 11, 2020, the Company borrowed $21,000 from an institutional lender pursuant to a credit facility. The credit facility permits the Company to borrow up to $100,000, which may be drawn down by the Company in four tranches, maturing two years from the date of the first draw down. The Company will pay an annual interest rate of 3.55% on the first advance of debt for a term of two years. The borrowed amounts under the credit facility are fully collateralized by $22,000 of restricted cash, which was borrowed pursuant to the loan transaction described below.
Also on March 11, 2020, the Company closed $22,000 in borrowings pursuant to a loan transaction with IP Investment Company, LLC (the “Lender”). The maturity date is 366 days from the closing date of the loan transaction. The Company will pay monthly interest on the collateral in the form of 41 SVS through the maturity date. The Lender may put any unsold interest shares to the Company upon maturity at a price of $4.50 per share. Kevin Murphy, the Company’s Chief Executive Officer, loaned $21,000 of the $22,000 borrowed by the Company to the Lender. The loan is secured by the non-U.S. intellectual property assets of the Company.
RSU grant
On February 20, 2020, the Company issued 1,505 RSUs to certain executives with a weighted-average grant date fair value of $5.11 per share. A discount for lack of marketability was applied that correlates to the period of time. Certain of these shares are subject to restriction.

WCM Refinancing
On March 6, 2020, the Company closed a refinancing, transaction and conversion related to Northeast Patients Group, operating as Wellness Connection of Maine (“WCM”), a medical cannabis business in Maine, resulting in ownership of WCM by three Maine residents, as required by Maine law. In connection with the transaction, WCM converted from a non-profit corporation to a for-profit corporation. WCM previously had a series of agreements with Wellness Pain & Management Connection LLC (“WPMC”), which resulted in an outstanding balance of $18,800 due to WPMC as of closing of this transaction. A restated consulting agreement was put in place, whereby WCM agrees to pay a fixed annual fee of $120, payable monthly, in exchange for a suite of consulting services. In addition, a promissory note payable to WPMC was signed in the amount of $18,800 to convert the existing payment due into a fixed, secured debt obligation.

In order to fund the transaction of WCM, the Company created a new Maine corporation, named Maine HSCP, Inc. (“Maine HSCP”). At closing, the Company contributed $5,700 to Maine HSCP, and then sold 900 shares of Maine HSCP, constituting all of the outstanding equity interests of Maine HSCP, to three qualifying Maine residents in exchange for promissory notes of $1,900 each. Each note is secured by a pledge of the shares in Maine HSCP, and payment of the note is to be made solely from dividends paid to the shareholder by Maine HSCP, except for amounts to be paid to the shareholder to cover tax obligations. The Company has the option, exercisable at any time, to buy back the shares, at the higher of fair market value or the remaining balance under the promissory notes. The Maine residents also have the right at any time to put the shares to the Company at the same price.

MSA Terminations
Effective February 13, 2020, subsidiaries of the Company terminated consulting services agreements with three unowned licensed cannabis companies in Massachusetts.

Terminated Transactions

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

On April 3, 2020, the Company announced the termination of the securities purchase agreement among Greenleaf Compassionate Care Center, Inc., GCCC Management, LLC (“GCCCM”), the equity holders of GCCCM and High Street Capital Partners, LLC relating to the proposed acquisition of a dispensary in Rhode Island.

Additionally, the merger agreement entered into with Deep Roots Medical LLC was terminated.

Sale of Acreage North Dakota
On May 8, 2020, the Company sold all equity interests in Acreage North Dakota, LLC, a medical cannabis dispensary license holder and operator, for $1,000.

Standby Equity Distribution Definitive Agreement
On May 28, 2020, the Company reached a definitive agreement with an institutional lender for $50,000 of financing commitments under a Standby Equity Distribution Agreement.  The investor commits to purchase up to $50,000 of subordinate voting shares of the Company at a purchase price of 95% of the market price over the course of 24 months from the effective date.

18.    QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2019
Total revenues, net	$12,897	$17,745	$22,402	$21,065
Gross profit	5,320	7,613	9,694	7,817
Net loss	(30,804)	(49,265)	(49,502)	(65,591)
Net loss attributable to Acreage	(23,377)	(37,541)	(38,716)	(50,634)
Net loss attributable to Acreage, basic and diluted	$(0.29)	$(0.44)	$(0.43)	$(0.56)
2018
Total revenues, net	$2,197	$2,991	$5,755	$10,181
Gross profit	841	1,343	2,661	4,575
Net income (loss)	(4,992)	14,809	(12,317)	(29,761)
Net income (loss) attributable to Acreage	(4,836)	14,962	(12,022)	(25,587)
Net income (loss) attributable to Acreage, basic and diluted	$(0.10)	$0.29	$(0.15)	$(0.31)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name, Municipality of Residence and Title(1)	Principal Occupation for the Past Five (5) Years(1)	Director of the Company Since
John Boehner(2) Director Marco Island, Florida, U.S.	Former Speaker of the U.S. House of Representatives	November 14, 2018
Kevin P. Murphy(2) Director & Chief Executive Officer New York, New York, U.S.	Chief Executive Officer, Acreage Holdings, Inc. and High Street Capital Partners, LLC	November 14, 2018
Douglas Maine(3) Lead Independent Director Bedford Corners, New York, U.S.	Director of Albemarle Corporation	November 14, 2018
Brian Mulroney (3) Director Montreal, Quebec, Canada	Senior Partner and Consultant, Norton Rose Fulbright	November 14, 2018
William C. Van Faasen(3) Director Boston, Massachusetts, U.S.	Chair Emeritus of Blue Cross Blue Shield of Massachusetts	November 14, 2018

Notes:

(1)	The information as to municipality of residence and principal occupation has been furnished by the respective directors and officers of the Company individually.

(2)	Member of the Compensation and Corporate Governance Committee.

(3)	Member of the Audit Committee.

There are no contracts, arrangements or understandings between any director and any other person (other than the directors and officers of the Company acting solely in such capacity) pursuant to which the director has been or is to be elected as a director.

The following are brief biographies of each of our directors:

John A. Boehner, Director (age 70): John A. Boehner is a former Speaker of the U.S. House of Representatives. Mr. Boehner served in the U.S. House of Representatives from 1991 to October 2015 and served as Speaker of the U.S. House of Representatives from January 2011 to October 2015. Prior to entering public service, Speaker Boehner spent years running a small business representing manufacturers in the packaging and plastics industry. He championed a number of major reform projects as a Member of Congress. During his nearly five years as Speaker, Mr. Boehner developed a reputation for bringing Republicans and Democrats together in support of major policy initiatives. Mr. Boehner’s business experience and extensive service and leadership in the U.S. House of Representatives, and his insight into public policy, governmental relations and regulatory matters qualify him to serve on our Board.

Kevin P. Murphy, Director and Chief Executive Officer (age 58): Kevin P. Murphy is currently Chair and Chief Executive Officer of the Company, and has served in such capacities since November 2018. Prior to serving in this role, Mr. Murphy served as Founder and Chief Executive Officer of High Street (which was founded in 2014). Prior to his role at High Street, Mr. Murphy was most recently a Founding Member and Managing Partner of Tandem Global Partners, a boutique investment firm focused on the emerging markets. Previously Mr. Murphy was Managing Partner at Stanfield Capital Partners, where he served as a member of the Operating and Management team that oversaw all aspects of Stanfield’s business, including risk management, sales and distribution, client services, legal, compliance and operations. Mr. Murphy also previously worked at Gleacher NatWest (Partner and Dir. of Marketing), Schroders (Sr. VP of Sales), Lazard Freres (VP) and Cantor Fitzgerald (VP). Mr. Murphy graduated with a B.A. from Holy Cross College. Mr. Murphy’s insight into our Company from his current role as the Chief Executive Officer and his extensive knowledge of the cannabis industry and his experiences serving in leadership positions prior to joining the Company qualify him to serve on our Board.

The Right Honorable Brian Mulroney, Director (age 81): Brian Mulroney is a senior partner and international business consultant for Norton Rose Fulbright, an international law firm. Prior to joining Norton Rose Fulbright, Mr. Mulroney was the eighteenth Prime Minister of Canada from 1984 to 1993 and leader of the Progressive Conservative Party of Canada from 1983 to 1993. He served as the Executive Vice President of the Iron Ore Company of Canada and President beginning in 1977. Prior to that, Mr. Mulroney served on the Cliché Commission of Inquiry in 1974. Mr. Mulroney is the Chairman of Quebecor Inc. and serves as a director of the Blackstone Group L.P. and Wyndham Worldwide Corporation. Mr. Mulroney also serves as chairman of the International Advisory Board of Barrick Gold Corporation and is a member of the advisory group of Lion Capital LLP. Mr. Mulroney’s extensive public service as a Prime Minister of Canada, and his insight into public policy, governmental relations and regulatory matters, as well as his business experience at Iron Ore Company of Canada and his service as a director of Blackstone and Wyndham, qualify him to serve on our Board.

Douglas L. Maine, Director (age 71). Douglas L. Maine joined International Business Machines Corporation (“IBM”), a computer hardware company, in 1998 as Chief Financial Officer following a 20-year career with MCI (now part of Verizon) where he was Chief Financial Officer from 1992-1998. He was named General Manager of ibm.com in 2000 and General Manager, Consumer Products Industry in 2003 and retired from IBM in 2005. Mr. Maine currently serves as a director of Albemarle Corporation and previously served as a director of the following public companies: Orbital-ATK, Inc. from 2006-2017, BroadSoft, Inc. from 2006-2017 and Rockwood Holdings, Inc. from 2005-2015. Mr. Maine’s executive business and financial management experience at MCI and IBM, as well as his experience as a director of multiple other public companies, qualify him to serve on our Board.

William C. Van Faasen, Director (age 71): William C. Van Faasen served as Chairman of Blue Cross Blue Shield of Massachusetts, a state licensed private health insurance company under the Blue Cross Blue Shield Association, from 2002 to 2007, interim President and Chief Executive Officer from March 2010 to September 2010 and Chair of the Board of Directors from September 2010 to March 2014 when he was named, and currently serves as, Chair Emeritus. Mr. Van Faasen joined Blue Cross in 1990 as Executive Vice President and Chief Operating Officer and served as President from 1992 to 2004 and Chief Executive Officer from 1992 to 2005. Mr. Van Faasen has served in operational, marketing, and health care capacities for over 20 years and has been engaged in numerous civic and community activities, including Chair of the Initiative for a New Economy, Chair of Greater Boston Chamber of Commerce and Chair of United Way Massachusetts Bay. Mr. Van Faasen currently serves as a board member of Eversource Energy and the lead director of Liberty Mutual Group. Previously, Mr. Van Faasen served on the boards of Boston Private Industry Council, the Boston Minuteman Council, Boy Scouts of America, the BCBSMA Foundation, BankBoston, Citizens Bank of Massachusetts, IMS Health, PolyMedica Corporation and Tier Technologies. Mr. Van Faasen’s service as chief executive and chief operating experience, and his service Chairman, at Blue Cross Blue Shield of Massachusetts, a private health insurance company in a highly regulated industry, qualify him to serve on our Board.

Other Directorships

Currently, the following directors serve on the boards of other public companies, as listed below:

Name of Director	Other Reporting Issuers
Brian Mulroney	Quebecor Inc. (TSX: QBR)
The Blackstone Group L.P. (NYSE:BX)
Wyndham Hotels & Resorts, Inc. (NYSE:WH)
John Boehner	Titan Mining Corporation (TSX:TI)
Douglas Maine	Albemarle Corporation (NYSE:ALB)
William van Faasen	Eversource Energy (NYSE:ES)

Cease Trade Orders, Bankruptcies, Penalties or Sanctions

To the knowledge of the Company, no director or executive officer of the Company, or shareholder holding a sufficient number of securities of the Company to affect materially the control of the Company:

1.
is, as of the date of this Form 10-K, or has been within the ten years prior to the date of this Form 10-K, a director, chief executive officer or chief financial officer of any company, including the Company, that:

(a)
was subject to a cease trade order, a similar order or an order that denied the relevant company access to any exemption under securities legislation, that was in effect for a period of more than thirty (30) consecutive days; or,

(b)
was subject to a cease trade order, a similar order or an order that denied the relevant company access to any exemption under securities legislation that was in effect for a period of more than thirty (30) consecutive days, that was issued after the director or executive officer ceased to be a director, chief executive officer or chief financial officer and which resulted from an event that occurred while that person was acting in the capacity as director, chief executive officer or chief financial officer; or,

(c)
within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold its assets; or become subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of the proposed director.

2.
has, within the ten years before the date of this Form 10-K, become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or become subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of the director.

Except as described below, to the knowledge of the Company, no director or executive officer of the Company, or shareholder holding a sufficient number of securities of the Company to affect materially the control of the Company, has been subject to:

1.
any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority; or,

2.	any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor in deciding whether to vote for a proposed director.

On January 11, 2016, Mr. Murphy entered into an agreement to settle a matter in connection with a routine Financial Industry Regulatory Authority (“FINRA”) examination of a broker-dealer firm formerly owned, in part, by Mr. Murphy. FINRA alleged that Mr. Murphy failed to inform the firm’s compliance officer or receive pre-approval for the sale of his securities. Mr. Murphy agreed, without admitting or denying the findings and without adjudication of any issue of law or fact, to a 12 month suspension from acting as a broker and a contingent fine payable upon Mr. Murphy’s re-registration, notwithstanding that Mr. Murphy resigned his position with the broker dealer in January 2014. Mr. Murphy does not intend to re-register as broker now or in the future.

Ethical Business Conduct

The directors of the Company have adopted a formal written code of ethics and business conduct (the “Code”) in addition to compliance with applicable governmental laws, rules and regulations. The Code is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	avoidance of conflicts of interest with the interests of the Company;

•	protection and proper use of corporate assets and opportunities;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt reporting of any violations of the Code to an appropriate person or person identified in the Code; and

•	accountability for adherence to the Code.

The Code sets the minimum standards expected to be met or exceeded in all business and dealings of the Company and provides guidelines to help address new situations. The directors of the Company expect the Company’s employees, officers, directors and representatives to act with honesty and integrity and to avoid any relationship or activity that might create, or appear to create, a conflict between their personal interest and the interests of the Company.

A copy of our Code is available without charge to any person desiring a copy of the Code. You may request a copy of the Code of Conduct by submitting written request to us at our principal offices at 366 Madison Avenue, 11th Floor, New York, New York 10017.

Audit Committee

The Audit Committee met nine times during 2019. The Audit Committee is comprised of three members: William Van Faasen (Chair), Douglas Maine and Brian Mulroney. Each of the members of the Audit Committee meets the independence requirements pursuant to NI 52-110 and each is financially literate within the meaning of NI 52-110. Information concerning the relevant education and experience of the Audit Committee members can be found above in this Form 10-K. The Board has determined that each of Messrs. Van Faasen and Maine qualify under the SEC’s rules as an “audit committee financial expert.”

Item 11. Executive Compensation.
The purpose of this Statement of Executive Compensation is to describe and explain all significant elements of compensation awarded to, earned by, paid to, or payable to the Company’s “Named Executive Officers” for the Company’s fiscal year ended December 31, 2019.

The Company’s “Named Executive Officers” consist of the Chief Executive Officer and the two most highly compensated executive officers of the Company other than the Chief Executive Officer (each a “Named Executive Officer” and collectively, the “Named Executive Officers”). For the fiscal year ended December 31, 2019, the Company’s Named Executive Officers were: (i) Kevin

Murphy, our Chief Executive Officer; (ii) Robert Daino, our Chief Operating Officer; and (iii) Tyson Macdonald, our former Executive Vice President, Corporate Development.

Compensation Components

The executive compensation program during the fiscal year ended December 31, 2019 consisted of two principal components: (i) base salaries and (ii) equity-based compensation. We also provided our executives standard retirement benefits and certain other benefits described below.

Base Salaries

Base salaries are intended to provide an appropriate level of fixed compensation that will assist in employee retention and recruitment. Base salaries will be determined on an individual basis, taking into consideration the past, current and potential contribution to the Company’s success, the position and responsibilities of the Named Executive Officers and competitive industry pay practices for other high growth, premium brand companies of similarly sized companies in the industry. The amount of base salary that we paid to each of our Named Executive Officers for 2019 is shown below in the Summary Compensation Table.

Equity-Based Compensation
The long-term component of compensation for executive officers, including the Named Executive Officers, is based on stock options or other security-based compensation. This component of compensation is intended to reinforce management’s commitment to long term improvements in the Company’s performance.

The Board believes that incentive compensation in the form of stock option grants and other security-based compensation awards which vest over time is beneficial and necessary to attract and retain both senior executives and managerial talent at other levels. Furthermore, the Board believes stock option grants and other security-based compensation awards are an effective long-term incentive vehicle because they are directly tied to share price over a longer period, up to 10 years, and motivate executives to deliver sustained long term performance and increase shareholder value, and have a time horizon that aligns with long-term corporate goals.

During 2019, we granted the following types of awards to our Named Executive Officers:

•
Time-Vesting RSUs. Restricted Share Units or “RSUs” represent the right to receive shares of our common stock upon vesting. The Time-Vesting RSUs that we granted during 2019 vest contingent on the grantee’s continued employment over a period of time, with the specific vesting dates disclosed below in the footnotes to the “Outstanding Equity Awards” table; and

•
Special Canopy Growth RSUs. In addition to the Time-Vesting RSUs, we also granted our Named Executive Officers a second award of RSUs that vest as follows: one quarter will vest in June of each of 2020 and 2021, and half vest solely if and when Canopy Growth acquires Acreage.

•
Make-Whole RSUs. Also in connection with the Canopy Growth transaction, on July 31, 2019, the Company issued 981,836 RSUs to the Named Executive Officers with unvested RSUs and stock options (“make-whole awards”) as of June 27, 2019. The RSUs were issued to all employees, including the Named Executive Officers, to provide additional incentive for employees that were not eligible to receive the option premium paid by Canopy Growth to our shareholders as of the close of business on June 26, 2019. The vesting conditions of the make-whole awards are subject to the same vesting terms as the unvested options and RSUs held as of the grant date.

We granted each of the awards described above under our Omnibus Plan, which we adopted on November 14, 2018 in connection with the RTO. The value of the RSUs that we granted during 2019 appear in the “Stock Awards” column of the Summary Compensation Table below.

Special Canopy Growth RSUs

Pursuant to the Arrangement Agreement, as a condition to the implementation of the Arrangement, Kevin Murphy must enter into an agreement (a “Lockup and Incentive Agreement”) with the Company and Canopy Growth. In addition, pursuant to the Arrangement Agreement, the Company and the other Named Executive Officers as well as Glen Leibowitz, Chief Financial Officer, and James Doherty, General Counsel and Secretary (together with Kevin Murphy, the “Key Individuals”), entered into Lockup and Incentive Agreements with Canopy Growth. Such Lockup and Incentive Agreements were and continue to be necessary to ensure the retention and incentivization of the Key Individuals for a potentially extended period of time, of up to seven and a half years, and to keep them singularly focused on growing the U.S. business for the benefit of the combined entity throughout this time. The Lockup and Incentive Agreements are also designed to reward the Key Individuals for creating shareholder value during the period between the implementation of the Arrangement and the closing of the transaction with Canopy Growth and to discourage them from considering other, potentially lucrative opportunities, outside of Acreage. These agreements align their interests with all shareholders. Pursuant to the Lockup and Incentive Agreements: (i) 981,836 Acreage RSUs will be awarded to each Key Individual under the Omnibus Incentive Plan, each of which will entitle the Key Individual to receive one Subordinate Voting Share upon vesting, subject to receipt of any approval from Shareholders required under applicable Securities Laws, and will be exchanged for an RSU of Canopy Growth on the basis of the Exchange Ratio following completion of the acquisition; (ii) each Key Individual will agree not to sell or otherwise transfer in any manner two-thirds of the Acreage securities (including Acreage RSUs, and securities which may be converted or exchanged for Acreage securities) which he currently owns or has control or direction over, and over which he may acquire ownership or control or direction; and (iii) each Key Individual will agree to not compete with Acreage or any successor for one year after his employment ends, provided that he will be entitled to a one-year severance payment if his employment is terminated without cause following the acquisition. The locked-up securities will be released from the Lockup and Incentive Agreements according to a schedule set forth therein.

The value of the Special Canopy Growth RSUs as of the grant date, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, was $15,346,097 to each Named Executive Officer, which is equal to the number of Special Canopy Growth RSUs times the closing price of Acreage’s Subordinate Voting Shares of $16.45 on the grant date.

Other Compensation and Retirement Plans

In addition to the benefits described above, we also provide our Named Executive Officers with a limited number of other benefits which disclosed and described in the Summary Compensation Table and related footnotes below. Our Named Executive Officers were also eligible to defer compensation into our tax-qualified 401(k) plan on the same basis as our other salaried employees. At this time, the Company does not make any matching or other company contributions to the 401(k) plan. We do not provide any other retirement plans or benefits to our Named Executive Officers other than the 401(k) plan.

Employment and Severance Agreements

We have not entered into any employment, severance, change in control, or similar agreements with any of our Named Executive Officers.

Restrictions on Hedging

The Company’s Insider Trading and Reporting Policy prohibits the Company’s officers (including the Named Executive Officers), directors and employees from buying or selling financial instruments that are designed to hedge or offset a decrease in market value of equity securities of the Company granted as compensation or held, directly or indirectly, by such individuals.

Summary Compensation Table
The following table sets out the compensation for the Company’s Named Executive Officers for the years ended December 31, 2019 and December 31, 2018:

Name and Principal Position	Fiscal Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)(1)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	All Other Compensation (US$)(2)	Total Compensation (US$)
Kevin P. Murphy Chief Executive Officer	2019 2018	$375,000 $375,000	— —	$16,627,588 —	— $10,098,000	— —	$36,230 -	$17,038,818 $10,473,000
Robert Daino Chief Operating Officer	2019 2018	$350,000 $196,212	— —	$16,627,588 $15,000,000	— $4,488,000	— —	$128,114 $23,801	$17,105,702 $19,708,013
Tyson Macdonald EVP Corporate Development	2019 2018	$275,000 $193,750	— —	$16,720,589 $2,437,500	— $2,337,500	— —	$93,622 $20,719	$17,089,211 $5,064,469

Notes:

(1)
Represents the aggregate grant date fair value of all RSUs (including the Special Canopy Growth RSUs) that the Company granted to each Named Executive Officer during 2019, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, which excludes the effect of estimated forfeitures. Further information regarding the valuation of equity awards can be found in Note 12 to our Consolidated Financial Statements in this Form 10-K.

(2)
For Mr. Murphy, represents the cost of the apartment that the Company provides for him to use when he is required to be present at the Company’s office in New York City ($26,377) plus a tax gross up on such benefit ($9,853). For Mr. Daino, includes the cost of the apartment that the Company provides for him to use when he is required to be present at the Company’s office in New York City ($48,775); reimbursement for travel expenses to New York City ($20,218); and a tax gross up on the foregoing benefits ($59,121). For Mr. Macdonald, includes the cost of the apartment that the Company provides for him to use when he is required to be present at the Company’s office in New York City ($17,686); reimbursement for travel expenses to New York City ($35,163); and a tax gross up on the foregoing benefits ($40,773).

Outstanding Equity Awards as of December 31, 2019

The following table sets out information concerning all outstanding share-based awards and option-based awards granted by the Company to the Company’s Named Executive Officers as at December 31, 2019.

Name	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options - Exercisable (#)(1)	Number of Securities Underlying Unexercised Options - Unexercisable (#)(1)	Option Exercise Price (US$)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (US$)(2)
Kevin P. Murphy	180,000	360,000	$25.00	11/14/2028	1,064,300(3)	$6,300,656
Robert Daino	80,000	160,000	$25.00	11/14/2028	1,202,847(4)	$7,120,854
Tyson Macdonald	41,666	83,334	$25.00	11/14/2028	1,023,972(5)	$6,061,914

Notes:

(1)	All option awards were granted on November 14, 2018, and vest in eight substantially equal quarterly installments beginning on February 14, 2020.

(2)	Calculated as the Number of Shares or Units of Stock that Have Not Vested multiplied by the closing market price of our common stock on December 31, 2019, which was $5.92.

(3)
Represents 82,464 RSUs that were granted on July 31, 2019 and that vest in quarterly installments beginning on February 14, 2020 and 981,836 RSUs that were granted on June 27, 2019, half of which vest on the three-month anniversary of the closing of Canopy Growth’s acquisition of Acreage and the other half of which vest in two equal installments on June 27, 2020 and June 27, 2021.

(4)
Represents 71,011 RSUs that were granted on July 31, 2019 and that vest 17,180 on each of March 11, 2020 and June 11, 2020, and then in eight substantially equal quarterly installments beginning on February 14, 2020; 981,836 RSUs that were granted on June 27, 2019, half of which vest on the three-month anniversary of the closing of Canopy Growth’s acquisition of Acreage and the other half of which vest in two equal installments on June 27, 2020 and June 27, 2021; and 150,000 RSUs that were granted on November 14, 2018 and that vest in two equal installments on March 11, 2020 and June 11, 2020.

(5)
Represents 23,385 RSUs that were granted on July 31, 2019 and that vest 4,296 on March 15, 2020 and the remainder of which vest in eight substantially quarterly installments beginning on February 14,2020; 981,836 RSUs that were granted on June 27, 2019, half of which vest on the three-month anniversary of the closing of Canopy Growth’s acquisition of Acreage and the other half of which vest in two equal installments on June 27, 2020 and June 27, 2021; and RSUs granted on March 12, 2019 and November 14, 2018 in the amount of 6,563 and 12,188, respectively, that all vest on March 15, 2020.

Termination and Change of Control Benefits

None of the Named Executive Officers are entitled to any payments following or in connection with any termination, resignation, retirement, change in control or change in the responsibilities of the Named Executive Officers, except for the following:

•
As disclosed above, half of the Special Canopy Growth RSUs granted to each of the Named Executive Officers vest solely upon the three-month anniversary of Canopy Growth’s acquisition of Acreage. In addition, under the terms of the Special Canopy Growth RSUs, the Named Executive Officers are subject to a non-compete covenant that continues for one year after their termination of employment for any reason, but if the Company terminates their employment without cause, then we would be required to pay them one year of severance to enforce the non-compete.

•
Pursuant to the terms of our Omnibus Incentive Plan, all outstanding stock options will become fully exercisable immediately before a change in control, and any RSUs (other than the Special Canopy Growth RSUs, which are subject to the conditions described above) will become fully vested upon the change in control (assuming, if applicable, that any performance criteria were achieved at the target level), unless the surviving entity agrees to assume the awards or issue substitute awards.

Director Compensation

During the 12 months ended December 31, 2019, the Company did not pay compensation to its directors in the form of annual fees for attending meetings of the Board. Directors do not receive additional compensation for acting as chairs of committees of the Board. During 2019, each non-employee director was reimbursed for any out-of-pocket travel expenses incurred in order to attend meetings of the Board, committees of the Board or meetings of the Company’s shareholders. The non-employee directors did receive make-whole awards in connection with the transaction with Canopy Growth, as described in the table below.

Director Compensation Table

The following table sets forth information concerning the compensation earned by the non-executive directors during the 12 months ended December 31, 2019.

Name	Fees Earned (US$)	Share-Based Awards (US$)(1)(2)	Option Awards (US$)(3)	All Other Compensation (US$)	Total (US$)
John Boehner	—	$855,545	—	—	$855,545
William F. Weld(4)	—	$855,545	—	—	$855,545
Larissa L. Herda(5)	—	$580,922	—	—	$580,922
Douglas Maine	—	$580,922	—	—	$580,922
Brian Mulroney	—	$1,423,241	—	—	$1,423,241
William C. Van Faasen	—	$580,922	—	—	$580,922

Notes:

(1)
Represents the grant date fair value, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, of the following number of make-whole awards granted on July 31, 2019 and that vest in two installments on November 14 of 2020 and 2021, contingent on the director’s continued service: Mr. Boehner and Mr. Weld - 67,472; Ms. Herda, Mr. Maine, and Mr. Van Faasen - 45,814; Mr. Mulroney - 112,243 . The make-whole awards were not granted as compensation to directors for their service on the Board, but rather to provide incentive to unvested equity holders who were not eligible to receive the option premium paid by Canopy Growth to shareholders as of the close of business on June 26, 2019. Further information regarding the valuation of equity awards can be found in Note 12 to our Consolidated Financial Statements.

(2)
As of December 31, 2019, the directors had the following number of stock awards outstanding: Mr. Boehner and Mr. Weld - 67,472 RSUs and 312,500 C-1 Units; Mr. Van Faasen and Mr. Maine - 57,211 RSUs; Mr. Mulroney - 214,830 RSUs; and Ms. Herda - 73,597 RSUs. The C-1 Units are profit interests in High Street Capital Partners, LLC which are potentially convertible into common units of High Street Capital Partners, LLC. Common units of High Street Capital Partners, LLC are convertible into Subordinate Voting Shares.

(3)
As of December 31, 2019, the directors had the following number of option awards outstanding: Mr. Boehner and Mr. Weld - none; Ms. Herda, Mr. Maine and Mr. Van Faasen - 160,000; Mr. Mulroney - 280,000.

(4)	Mr. Weld resigned as a director on February 14, 2020.

(5)	Ms. Herda resigned as a director on March 24, 2020.

Meeting Attendance

The board met ten times during 2019, and each of our directors, with the exception of former director William F. Weld, attended 75% or more of the aggregate number of meetings of the board and the committees on which he or she served, in each case while the director was serving on our board of directors or such committees, as applicable. The Board met in executive sessions during all regularly scheduled in-person meetings, without management present, and plans to continue that process going forward. The lead independent director presided over these executive sessions. Mr. Murphy and Mr. Van Faasen attended our 2019 Annual Meeting.

Compensation and Corporate Governance Committee

The Compensation and Corporate Governance Committee met three times during 2019. The Compensation and Corporate Governance Committee was comprised of three members during 2019: Larissa L. Herda (Chair), John Boehner and Kevin P. Murphy. Larissa L. Herda was independent for purposes of NI 58-101. The Compensation and Corporate Governance Committee is currently comprised of John Boehner and Kevin P. Murphy.

The principal duties and responsibilities of the Compensation and Corporate Governance Committee are to assist the Board in discharging its oversight of:

•	executive and director compensation;

•	executive compensation disclosure;

•	management development and succession;

•	the Company’s overall approach to corporate governance;

•	the size, composition and structure of the Board and its committees;

•	orientation and continuing education for directors;

•	related party transactions and other matters involving conflicts of interest; and

•	any additional matters delegated to the Compensation and Corporate Governance Committee by the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information with respect to the Acreage Holdings, Inc. Omnibus Plan (the “Omnibus Plan”) under which equity securities of the Company are authorized for issuance as of December 31, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan Category
Equity compensation plans approved by security holders	5,607,377	$21.56	4,903,545
Equity compensation plans not approved by security holders	—	—	—
Total	5,607,377	$21.56	4,903,545

Subject to adjustment provisions as provided in the Omnibus Plan, the maximum number of Class A Subordinate Voting Shares that may be issued under the Omnibus Plan shall be equal to 15% of the number of issued and outstanding Class A Subordinate Voting Shares from time to time, on an as converted to Class A Subordinate Voting Shares basis. Such awards may be made in any form permitted under the Omnibus Plan, in any combinations approved by the Compensation and Corporate Governance Committee. For the purposes of this Annual Report, the term “as converted to Class A Subordinate Voting Shares basis” includes the conversion of the Class B Proportionate Voting Shares and Class C Multiple Voting Shares and the redemption or exchange, as applicable, on a 1:1 basis of the Units of High Street and Class B Non-Voting Common Shares of Acreage Holdings WC, Inc. into Class A Subordinate Voting Shares.

The following table sets forth information with respect to the beneficial ownership of our shares as of May 27, 2020 by: each current director and director nominee; each executive officer appearing in the Statement of Executive Compensation; all directors and executive officers as a group; and any person who is known to us to beneficially own more than 5% of the outstanding shares based on our review of the reports regarding ownership filed with the SEC in accordance with Sections 13(d) and 13(g) of the Exchange Act.

Name of Beneficial Owner/Class of Stock(1)	Share Ownership and Percentage of Class(2)	Percentage of Aggregate Voting Power
John Boehner		*
Class A Subordinate Voting Shares(3)	109,139
	*
Class B Proportionate Voting Shares	—

Class C Multiple Voting Shares	—

Common Units of High Street Capital Partners, LLC	360,107
	*
Kevin P. Murphy		84.5%
Class A Subordinate Voting Shares(3)	1,676,407
	1.9%
Class B Proportionate Voting Shares	113,102
	20.3%
Class C Multiple Voting Shares	168,000
	100%
Common Units of High Street Capital Partners, LLC	15,957,908
	12.99%
Douglas Maine		*
Class A Subordinate Voting Shares(3)	185,814
	*
Class B Proportionate Voting Shares	—
	—
Class C Multiple Voting Shares	—
	—
Common Units of High Street Capital Partners, LLC	—
	—
Brian Mulroney		*
Class A Subordinate Voting Shares(3)	457,243
	*
Class B Proportionate Voting Shares	—

Class C Multiple Voting Shares	—

Common Units of High Street Capital Partners, LLC	—

William C. Van Faasen		*
Class A Subordinate Voting Shares(3)	193,814
	*
Class B Proportionate Voting Shares	4,973
	*
Class C Multiple Voting Shares	—

Common Units of High Street Capital Partners, LLC	—

Robert Daino		*
Class A Subordinate Voting Shares(3)	1,887,023

Name of Beneficial Owner/Class of Stock(1)	Share Ownership and Percentage of Class(2)	Percentage of Aggregate Voting Power
	2.1%
Class B Proportionate Voting Shares	—

Class C Multiple Voting Shares	—

Common Units of High Street Capital Partners, LLC	—

All directors and executive officers as a group (8 people)		84.7%
Class A Subordinate Voting Shares(3)	7,491,497
	8.3%
Class B Proportionate Voting Shares	118,075
	*
Class C Multiple Voting Shares	168,000
	100%
Common Units of High Street Capital Partners, LLC	16,744,452
	13.57%

Notes:

*	Less than 1%.

(1)	Unless otherwise indicated, the address for each beneficial owners is 366 Madison Ave, 11th Floor, New York, NY 10017.

(2)
All information with respect to beneficial ownership is based upon filings made by the respective beneficial owners with the SEC or information provided to us by such beneficial owners. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws.

(3)
Includes 0 Class A Subordinate Voting Shares subject to acquisition by John Boehner, 270,000 Class A Subordinate Voting Shares subject to acquisition by Kevin P. Murphy, 53,333 Class A Subordinate Voting Shares subject to acquisition by Douglas Maine, 53,333 Class A Subordinate Voting Shares subject to acquisition by William C. Van Faasen, 93,333 Class A Subordinate Voting Shares subject to acquisition by Brian Mulroney, 120,000 Class A Subordinate Voting Shares subject to acquisition by Robert Daino, in each case, pursuant to the exercise of stock options held as of May 27, 2020 that were then vested or that will vest within 60 days thereafter.

(4)
Includes 41,667 Class A Subordinate Voting Shares subject to acquisition by John Boehner, 1,053,992 Class A Subordinate Voting Shares subject to acquisition by Kevin P. Murphy, 103,878 Class A Subordinate Voting Shares subject to acquisition by Douglas Maine, 103,878 Class A Subordinate Voting Shares subject to acquisition by William C. Van Faasen, 107,413 Class A Subordinate Voting Shares subject to acquisition by Brian Mulroney, 1,439,419 Class A Subordinate Voting Shares subject to acquisition by Robert Daino, in each case, pursuant to the exercise of restricted stock units held as of May 27, 2020 that were then vested or that will vest within 60 days thereafter.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Except as disclosed below and elsewhere in this Form 10-K, neither the Company nor any director or officer of the Company, nor any other insider of the Company, nor any associate or affiliate of any one of them has or has had, at any time since the beginning of the Company’s most recently completed year, any material interest, direct or indirect, in any transaction or proposed transaction that has materially affected or would materially affect the Company.

Related Party Transactions

The Compensation and Corporate Governance Committee is charged with reviewing and approving all related-party transactions and preparing reports for the Board on such-related party transactions.

Board of Directors

Composition and Independence

The Board is currently comprised of five members. All but two of the five directors are considered to be not independent under the CSA Guidelines and in accordance with National Instrument 52-110 - Audit Committees (“NI 52-110”). Under NI 52-110, an independent director is one who is free from any direct or indirect relationship which could, in the view of the Board, be reasonably expected to interfere with such director’s exercise of independent judgment. The directors of the Company who are independent are Brian Mulroney, Douglas Maine and William C. Van Faasen. Mr. Murphy is not independent, given that he is the Chief Executive Officer of the Company, and Mr. Boehner is not independent because he received more than C$75,000 in direct compensation from High Street for advisory services and related matters within a twelve month period during the past three years. As three out of the five directors of the Company are independent, a majority of directors are independent. Currently, our Board believes it is in the best interests of the Company for the roles of Chair and Chief Executive Officer to be combined and to appoint a lead independent director. Our Board believes that this leadership structure currently assists our Board in creating a unified vision for our Company, streamlines accountability for our performance and facilitates our Board’s efficient and effective functioning. Douglas Maine is the current lead independent director of the Company. The lead independent director is expected to coordinate the activities of the other independent directors and to perform such other duties and responsibilities as the Board may direct.

The independent directors meet for in camera sessions without non-independent directors and members of management at the end of each regular Board meeting (unless they waive such requirement).

Item 14. Principal Accounting Fees and Services.
The following table sets forth, by category, the fees for all services rendered by the Company’s current auditor, Marcum LLP, for the period commencing October 3, 2019 and ending December 31, 2019, all of which were approved by the Audit Committee.

October 3 - December 31, 2019 (US$)
Audit Fees	$900,000
Audit Related Fees	$45,000
Tax Fees	—
All Other Fees	$1,122,500(1)

Notes:

(1)	Fees billed for services by Marcum LLP for financial diligence for transactions.

The following table sets forth, by category, the fees for all services rendered by the Company’s former auditor, MNP LLP, for the period commencing November 14, 2018 and ending December 31, 2018 and for the period commencing January 1, 2019 and ending October 3, 2019, all of which were approved by the Audit Committee. MNP LLP was appointed as auditor on November 14, 2018 upon completion of the RTO.

	November 14 - December 31, 2018 (US$)	January 1 - October 3, 2019 (US$)
Audit Fees	$500,000	$106,690
Audit Related Fees	—	$425,769
Tax Fees	—	—
All Other Fees	$29,000(1)	$92,370

Notes:

(1)
Fees billed for services by MNP LLP in 2019 for preparation of a shelf prospectus, the management information circular, consent fees and due diligence relating to transactions; in 2018, the fees billed were in connection with matters related to the RTO.

The following table sets forth, by category, the fees for all services rendered by the Company’s auditor prior to completion of the RTO, RSM Canada LLP, for the financial year ended August 31, 2018 and for the period commencing September 1, 2018 and ending November 14, 2018, all of which were approved by the Audit Committee. RSM Canada LLP ceased to act as auditor on November 14, 2018.

	August 31, 2018 (C$)	September 1 -November 14, 2018(1) (C$)
Audit Fees	$6,300	—
Audit Related Fees(2)	$4,200	—
Tax Fees(3)	$1,575	—
All Other Fees	—	—

Notes:

(1)
In connection with the completion of the RTO, the Company’s year end was changed from August 31 to December 31, 2018. Fees billed for audit services from the period from completion of the Company’s year end prior to completion of the RTO to the completion of the Company’s post-RTO year end.

(2)	Fees billed for assurance and related services by RSM Canada LLP in connection with the Company’s interim review procedures.

(3)	Fees billed for professional services rendered by RSM Canada LLP for tax compliance, tax advice, and tax planning for the subject year.

The Audit Committee has access to all of the Company’s books, records, facilities and personnel and may request any information about the Company as it may deem appropriate. It also has the authority to retain and compensate special legal, accounting, financial and other consultants or advisors to advise the Audit Committee, and is responsible for the pre-approval of all non-audit services to be provided by our auditors. All such services were pre-approved for the year ending December 31, 2019.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)    Documents filed as part of this report

(1)    All Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2)    Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto included in this Form 10-K.

(3) Exhibits Required by Item 601 of Regulation S-K

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Arrangement Agreement between Canopy Growth Corporation and Acreage Holdings Inc. dated April 18, 2019.†	6-K	000-56021	99.2	4/30/2019
2.2	First Amendment to Arrangement Agreement between Canopy Growth Corporation and Acreage Holdings, Inc., dated May 15, 2019.	6-K	000-56021	99.2	6/20/2019
2.3	Agency Agreement, between Canaccord Genuity Corp. and Acreage Holdings, Inc., dated February 10, 2020.	8-K	000-56021	1.1	2/13/2020
3.1	Articles of Incorporation.					X
4.1	Form of Indenture.	F-10	333-232313	7.1	6/24/2019
4.2	Credit Agreement dated February 7, 2020.	8-K	000-56021	4.1	2/13/2020
4.3	Special Warrant Indenture, between Acreage Holdings, Inc. and Odyssey Trust Company, dated February 10, 2020.	8-K	000-56021	4.2	2/13/2020
4.4	Warrant Indenture, between Acreage Holdings, Inc. and Odyssey Trust Company, dated February 10, 2020.	8-K	000-56021	4.3	2/13/2020

Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.5
Credit Agreement, dated March 11, 2020, by and among Acreage Finance Delaware, LLC, Acreage IP Holdings, LLC, Prime Wellness of Connecticut, LLC, D&B Wellness, LLC, Thames Valley Apothecary, LLC and IP Investment Company, LLC.
X
4.6	Security Agreement, dated March 11, 2020, by and among Acreage IP Holdings, LLC and IP Investment Company, LLC					X
4.7	Guaranty, dated March 11, 2020, of Acreage IP Holdings, LLC to IP Investment Company, LLC.					X
4.8	Second Amending Agreement, effective March 11, 2020.					X
4.9	Description of Securities					X
10.1	Acreage Holdings, Inc. Omnibus Incentive Plan, as amended and restated August 19, 2019.+					X
10.2	Form of Stock Option Award Agreement.+					X
10.3	Form of Restricted Stock Award Agreement.+					X
10.4	Form of Indemnity Agreement.					X
10.5	Third Amended and Restated Limited Liability Agreement, dated November 14, 2018.	40-F	000-56021	99.42	1/29/2019
10.6	First Amendment to Third Amended and Restated Limited Liability Agreement, dated November 14, 2018, dated May 10, 2019.					X
10.7	Second Amendment to Third Amended and Restated Limited Liability Agreement, dated November 14, 2018, dated June 27, 2019.					X
10.8	Tax Receivables Agreement, by and among Acreage Holdings America, Inc., High Street Capital Partners, LLC and the members of the High Street Capital Partners, LLC, dated November 14, 2018.	40-F	000-56021	99.43	1/29/2019
10.9	Coattail Agreement, between Acreage Holdings, Inc. and Odyssey Trust Fund, dated November 14, 2018.	40-F	000-56021	99.41	1/29/2019
10.10	Support Agreement, between Acreage Holdings, Inc. and Acreage Holdings WC, Inc., dated November 14, 2018.	40-F	000-56021	99.44	1/29/2019
10.11	Support Agreement, by and among Acreage Holdings, Inc., Acreage Holdings America, Inc. and High Street Capital Partners, dated November 14, 2018.	40-F	000-56021	99.45	1/29/2019
21.1	Subsidiaries as of December 31, 2019.					X
23.1	Consent of Marcum LLP, the Independent Registered Public Accounting Firm of Acreage Holdings, Inc.					X
24.1	Power of Attorney (included on the signature page).

Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2017, 2018, 2019, (ii) Consolidated Balance Sheets at December 31, 2018 and 2019, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2018 and 2019, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2018 and 2019, and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2019.
X

+ Indicates management contract or compensatory plan.
* Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
† Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

Item 16. Form 10-K Summary.
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 29, 2020

Acreage Holdings, Inc.

By:	/s/ Glen Leibowitz
Glen Leibowitz
Chief Financial Officer
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin Murphy and Glen Leibowitz, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Kevin Murphy	Chairman and Chief Executive Officer (Principal Executive Officer)	May 29, 2020
Kevin Murphy

/s/ Glen Leibowitz	Chief Financial Officer (Principal Financial Officer)	May 29, 2020
Glen Leibowitz

/s/ Todd Fisher	Chief Accounting Officer (Principal Accounting Officer)	May 29, 2020
Todd Fisher

/s/ John Boehner	Director	May 29, 2020
John Boehner

/s/ Douglas Maine	Director	May 29, 2020
Douglas Maine

/s/ Brian Mulroney	Director	May 29, 2020
Brian Mulroney

/s/ William Van Faasen	Director	May 29, 2020
William Van Faasen