Form 10-Q
period 2020-03-31
Acreage Holdings, Inc.
filed 2020-06-30
CIK 1762359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of June 25, 2020, there were 99,407,960 Subordinate Voting Shares, as converted, issued and outstanding.

TABLE OF CONTENTS
Acreage Holdings, Inc.
Form 10-Q
For the Three Months Ended March 31, 2020

Explanatory Note

Due to the outbreak of coronavirus disease 2019 (“COVID-19”), Acreage Holdings, Inc. (the “Company”, “we”, “our”, “us” or “Acreage”) previously filed a current report on Form 8-K to avail itself of an extension to file its Quarterly Report on Form 10‑Q for the period ended March 31, 2020 (this “Quarterly Report” or “Form 10-Q”), originally due on May 15, 2020, relying on an order issued by the Securities and Exchange Commission (the “SEC”) on March 25, 2020 pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465) (the “Order”), regarding exemptions granted to certain public companies from specified provisions of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the COVID-19 a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. Our operations are located in many states throughout the United States, including New York, one of the areas of the United States hardest-hit by the COVID-19 pandemic. The Company’s corporate headquarters are located in New York City.

As a result of COVID-19, the Company has been following the recommendations of local health authorities to minimize exposure risk for its employees for the past several weeks, including the temporary closures of its offices and having employees work remotely to the extent possible, which has adversely affected employee efficiency and disrupted the Company’s business operations. In particular, these changes have affected the collaboration of our financial reporting team and the accessibility of the Company’s books and records, resulting in delays in the review, preparation and completion of its financial statements for the first quarter of 2020 due to guidance from authorities for employees to follow work from home procedures. As such, the Company has relied upon the 45-day grace period provided by the Order to delay filing of its Quarterly Report.

ACREAGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

PART I
Item 1. Financial Statements and Supplementary Data.

(in thousands)	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$13,944	$26,505
Restricted cash	22,095	95
Inventory	21,057	18,083
Notes receivable, current	2,123	2,146
Other current assets	8,903	8,506
Total current assets	68,122	55,335
Long-term investments	4,725	4,499
Notes receivable, non-current	101,713	79,479
Capital assets, net	116,693	106,047
Operating lease right-of-use assets	55,411	51,950
Intangible assets, net	155,490	285,972
Goodwill	28,867	105,757
Other non-current assets	2,708	2,638
Total non-current assets	465,607	636,342
TOTAL ASSETS	$533,729	$691,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$31,641	$32,459
Taxes payable	7,469	4,740
Interest payable	366	291
Operating lease liability, current	3,253	2,759
Debt, current	22,514	15,300
Other current liabilities	2,524	1,604
Total current liabilities	67,767	57,153
Debt, non-current	47,467	28,186
Operating lease liability, non-current	51,016	47,522
Deferred tax liability	32,303	63,997
Other liabilities	5	25
Total non-current liabilities	130,791	139,730
TOTAL LIABILITIES	198,558	196,883
Commitments and contingencies (Note 13)
Common stock, no par value (Note 11) - unlimited authorized, 97,430 and 90,646 issued and outstanding, respectively	—	—
Additional paid-in capital	671,738	615,678
Treasury stock, 842 SVS held in treasury	(21,054)	(21,054)
Accumulated deficit	(360,571)	(188,617)
Total Acreage Shareholders' equity	290,113	406,007
Non-controlling interests	45,058	88,787
TOTAL EQUITY	335,171	494,794

TOTAL LIABILITIES AND EQUITY	$533,729	$691,677

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
REVENUE
Retail revenue, net	$17,573	$9,909
Wholesale revenue, net	6,548	2,815
Other revenue, net	104	173
Total revenues, net	24,225	12,897
Cost of goods sold, retail	(10,889)	(5,881)
Cost of goods sold, wholesale	(3,382)	(1,696)
Total cost of goods sold	(14,271)	(7,577)
Gross profit	9,954	5,320

OPERATING EXPENSES
General and administrative	13,032	10,158
Compensation expense	14,477	6,489
Equity-based compensation expense	34,737	18,977
Marketing	987	801
Loss on impairment	187,775	—
Loss on notes receivable	8,161	—
Depreciation and amortization	2,067	908
Total operating expenses	261,236	37,333

Net operating loss	$(251,282)	$(32,013)

Income from investments, net	234	2,727
Interest income from loans receivable	1,647	730
Interest expense	(1,226)	(118)
Other (loss) income, net	(174)	92
Total other income	481	3,431

Loss before income taxes	$(250,801)	$(28,582)

Income tax benefit (expense)	28,572	(2,222)

Net loss	$(222,229)	$(30,804)

Less: net loss attributable to non-controlling interests	(50,275)	(7,427)

Net loss attributable to Acreage Holdings, Inc.	$(171,954)	$(23,377)

Net loss per share attributable to Acreage Holdings, Inc. - basic and diluted:	$(1.85)	$(0.29)

Weighted average shares outstanding - basic and diluted	92,902	79,440

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity	Non-controlling Interests	Total Equity
December 31, 2018	—	79,164	$414,757	$(21,054)	$(38,349)	$355,354	$130,922	$486,276
Issuances for business acquisitions/purchases of intangible assets	—	211	3,948	—	—	3,948	4,000	7,948
NCI adjustments for changes in ownership	—	643	3,640	—	—	3,640	(3,640)	—
Other equity transactions	—	12	264	—	—	264	—	264
Equity-based compensation expense and related issuances	—	190	16,187	—	—	16,187	—	16,187
Net loss	—	—	—	—	(23,377)	(23,377)	(7,427)	(30,804)
March 31, 2019	—	80,220	$438,796	$(21,054)	$(61,726)	$356,016	$123,855	$479,871

December 31, 2019	—	90,646	$615,678	$(21,054)	$(188,617)	$406,007	$88,787	$494,794
Issuances for private placement	—	6,085	27,887	—	—	27,887	—	27,887
NCI adjustments for changes in ownership	—	113	(6,564)	—	—	(6,564)	6,564	—
Capital distributions, net	—	—	—	—	—	—	(18)	(18)
Equity-based compensation expense and related issuances	—	586	34,737	—	—	34,737	—	34,737
Net loss	—	—	—	—	(171,954)	(171,954)	(50,275)	(222,229)
March 31, 2020	—	97,430	$671,738	$(21,054)	$(360,571)	$290,113	$45,058	$335,171

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(222,229)	$(30,804)
Adjustments for:
Depreciation and amortization	2,067	908
Equity-settled expenses, including compensation	34,737	18,977
Loss on impairment	187,775	—
Loss on notes receivable	8,161	—
Non-cash interest expense	319	—
Non-cash operating lease expense	527	434
Deferred tax (benefit) expense	(31,694)	409
Non-cash income from investments, net	(234)	(2,182)
Change, net of acquisitions in:
Inventory	(2,374)	(1,694)
Other assets	(835)	(505)
Interest receivable	882	(1,153)
Accounts payable and accrued liabilities	(5,226)	559
Taxes payable	2,729	1,538
Interest payable	29	(248)
Other liabilities	(35)	131
Net cash used in operating activities	$(25,401)	$(13,630)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital assets	$(7,790)	$(8,288)
Investments in notes receivable	(11,560)	(8,629)
Collection of notes receivable	23	2,835
Proceeds from sale of capital assets	—	162
Business acquisitions, net of cash acquired	—	(20,770)
Purchases of intangible assets	—	(56,497)
Deferred acquisition costs and deposits	—	(300)
Distributions from investments	8	—
Proceeds from purchase of short-term investments	—	74,768
Net cash used in investing activities	$(19,319)	$(16,719)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	5,000	—
Repayment of related party loan	(20,000)	—
Proceeds from financing	21,000	—
Deferred financing costs paid	(1,531)	—
Proceeds from issuance of private placement units, net	27,887	—
Collateral received from financing agreement	22,000	—
Settlement of taxes withheld	—	(2,790)
Repayment of debt	(197)	(7,621)
Net cash provided by (used in) financing activities	$54,159	$(10,411)
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,439	$(40,760)
Cash, cash equivalents and restricted cash - Beginning of period	26,600	105,038
Cash, cash equivalents and restricted cash - End of period	$36,039	$64,278

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid - non-lease	$2	$354
Income taxes paid	525	273
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets not yet paid for	$4,377	$380
Issuance of Class D units for land	—	264
Exchange of intangible assets to notes receivable (Note 4)	18,800	—
Holdback of Maine HSCP notes receivable (Note 6)	917	—
Capital assets not yet received	—	380

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.    NATURE OF OPERATIONS
Acreage Holdings, Inc. (the “Company”, “Pubco” or “Acreage”) was originally incorporated under the Business Corporations Act (Ontario) on July 12, 1989 as Applied Inventions Management Inc. On August 29, 2014, the Company changed its name to Applied Inventions Management Corp. The Company continued into British Columbia and changed its name to Acreage Holdings, Inc. on November 9, 2018. The Company’s Subordinate Voting Shares are listed on the Canadian Securities Exchange under the symbol “ACRG.U”, quoted on the OTCQX under the symbol “ACRGF” and traded on the Frankfurt Stock Exchange under the symbol “0VZ”. The Company owns, operates and has contractual relationships with cannabis cultivation facilities, dispensaries and other cannabis-related companies across the United States (“U.S.”).
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
The RTO transaction

On September 21, 2018, the Company, HSCP, HSCP Merger Corp. (a wholly-owned subsidiary of the Company), Acreage Finco B.C. Ltd. (a special purpose corporation) (“Finco”), Acreage Holdings America, Inc. (“USCo”) and Acreage Holdings WC, Inc. (“USCo2”) entered into a combination agreement (the “Agreement”) whereby the parties agreed to combine their respective businesses, which would result in the RTO of Pubco by the security holders of HSCP, which was deemed to be the accounting acquiror. On November 14, 2018, the parties to the Agreement completed the RTO. The RTO transaction is described in detail in Note 1 to the Consolidated Financial Statements of the Company in the Company’s Annual Report on Form 10-K, filed with the SEC on May 29, 2020.
Canopy Growth Corporation transaction

On June 27, 2019, the Company and Canopy Growth Corporation (“Canopy Growth” or “CGC”) completed the transactions contemplated by the arrangement agreement dated April 18, 2019, as amended May 15, 2019, between Canopy Growth and Acreage. Canopy Growth was granted an option to acquire all outstanding shares of the Company, with a requirement to do so upon the occurrence of the occurrence of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana (the “Arrangement”).
On June 24, 2020, Canopy Growth and the Company entered into an agreement to amend the terms of the Arrangement. Please refer to Note 13 for further discussion.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and going concern

The Unaudited Condensed Consolidated Financial Statements of Acreage have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Unaudited Condensed Consolidated Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

As reflected in the financial statements, the Company had an accumulated deficit as of March 31, 2020, as well as a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt about the Company’s ability to meet our obligations for the next twelve months from the date these financial statements were issued has been alleviated due to, but not limited to, (i) capital raised between January and June 2020, (ii) access to future capital commitments (see Note 13), (iii) continued sales growth from our consolidated operations, (iv) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (v) restructuring plans that have already been put in place to improve the Company’s profitability and (vi) the Standby Equity Distribution Agreement described in Note 17 of the Unaudited Condensed Consolidated Financial Statements.

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

Use of estimates

The preparation of the Company’s Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts that are reported in the Unaudited Condensed Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. Significant estimates inherent in the preparation of the accompanying Unaudited Condensed Consolidated Financial Statements include the fair value of assets acquired and liabilities assumed in business combinations, assumptions relating to equity-based compensation expense, estimated useful lives for property, plant and equipment and intangible assets, the valuation allowance against deferred tax assets and the assessment of potential impairment charges on goodwill, intangible assets and investments in equity and notes receivable.
These interim Unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission on May 29, 2020 (the “2019 Form 10-K”).
Emerging growth company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies.
Functional and presentation currency

The Unaudited Condensed Consolidated Financial Statements and the accompanying notes are expressed in U.S. dollars. Financial metrics are presented in thousands. Other metrics, such as shares outstanding, are presented in thousands unless otherwise noted.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Basis of consolidation

Our Unaudited Condensed Consolidated Financial Statements include the accounts of Acreage, its subsidiaries and variable interest entities (“VIEs”) where we are considered the primary beneficiary, if any, after elimination of intercompany accounts and transactions. Investments in entities in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method. Our proportionate share of net income or loss of the entity is recorded in Income (loss) from investments, net in the Consolidated Statements of Operations.
The unaudited and audited consolidated financial statements are referred to as the “Financial Statements” herein. The unaudited condensed consolidated statements of operations are referred to as the “Statements of Operations” herein. The unaudited and audited condensed consolidated statements of financial position are referred to as the “Statements of Financial Position” herein. The unaudited condensed consolidated statements of cash flows are referred to as the “Statements of Cash Flows” herein.
Restricted cash

Restricted cash represents funds contractually held for specific purposes and, as such, not available for general corporate purposes. Cash and restricted cash, as presented on the Statements of Cash Flows, consists of $13,944 and $22,095 as of March 31, 2020, respectively, and $26,505 and $95 as of December 31, 2019.

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

Accounting for warrants

The Company determines the accounting classification of warrants it issues, as either liability or equity classified, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing a variable number of shares.

If warrants do not meet the liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.

Net loss per share

Net loss per share represents the net loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis. Basic and diluted loss per share are the same as of March 31, 2020 and 2019 as the issuance of shares upon conversion, exercise or vesting of outstanding units would be anti-dilutive in each period. There were 46,962 and 37,588 anti-dilutive shares outstanding as of March 31, 2020 and 2019, respectively. Refer to Note 16 for further details.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Accounting Pronouncements Recently Adopted
As of December 2019, the Company early adopted ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The objective of ASU 2017-04 is to simplify how an entity is required to test goodwill for impairment. Under previous GAAP, entities were required to test goodwill for impairment using a two-step approach. Under the amendments in ASU 2017-04, an entity performs its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The adoption of ASU 2017-04 did not have an effect on the Company’s Financial Statements.
Accounting Pronouncements Not Yet Adopted
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

3.    ACQUISITIONS
During the three months ended March 31, 2020, the Company did not complete any business combinations.

During the three months ended March 31, 2019, the Company completed the following business combinations, and has allocated each purchase price as follows:

Purchase Price Allocation	Thames Valley (1)	NCC (2)	Total
Assets acquired:
Cash and cash equivalents	$106	$696	$802
Inventory	39	170	209
Other current assets	1	36	37
Capital assets, net	—	539	539
Goodwill	3,596	4,192	7,788
Intangible assets - cannabis licenses	14,850	2,500	17,350
Other non-current assets	—	25	25
Liabilities assumed:
Accounts payable and accrued liabilities	(121)	(24)	(145)
Other current liabilities	—	(621)	(621)
Deferred tax liability	(3,399)	(461)	(3,860)
Other liabilities	—	(175)	(175)
Fair value of net assets acquired	$15,072	$6,877	$21,949

Consideration paid:
Cash	15,072	—	15,072
Deferred acquisition costs and deposits	—	100	100
Subordinate Voting Shares	—	3,948	3,948
Settlement of pre-existing relationship	—	830	830
Fair value of previously held interest	—	1,999	1,999
Total consideration	$15,072	$6,877	$21,949

Subordinate Voting Shares issued	—	211	211

The operating results of the above acquisitions were not material to the periods presented.
(1) On January 29, 2019, the Company acquired 100% of Thames Valley Apothecary, LLC (“Thames Valley”), a dispensary license holder in Connecticut.
(2) On March 4, 2019, the Company acquired the remaining 70% ownership interest in NCC LLC (“NCC”), a dispensary license holder in Illinois. The market price used in valuing SVS issued was $18.70. As a result of this acquisition, the previously held interest in NCC was re-measured, resulting in a gain of $999, which was recorded in Income from investments, net in the Statements of Operations during the three months ended March 31, 2019.
Deferred acquisition costs and deposits

The Company makes advance payments to certain acquisition targets for which the transfer is pending certain regulatory approvals prior to the acquisition date.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

As of March 31, 2020 and December 31, 2019, the Company had no deferred acquisition costs outstanding.

4.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets
The following table details our intangible asset balances by major asset classes:

Intangibles	March 31, 2020	December 31, 2019
Finite-lived intangible assets:
Management contracts	$19,580	$52,438
Customer relationships	—	4,600
Developed technology	—	3,100
	19,580	60,138
Accumulated amortization on finite-lived intangible assets:
Management contracts	(3,639)	(5,750)
Customer relationships	—	(649)
Developed technology	—	(114)
	(3,639)	(6,513)
Finite-lived intangible assets, net	15,941	53,625

Indefinite-lived intangible assets
Cannabis licenses	139,549	232,347

Total intangibles, net	$155,490	$285,972

The average useful life of finite-lived intangible assets ranges from six to nine years.

Impairment of intangible assets

In December 2019, a novel strain of coronavirus emerged in Wuhan, China, which since then, has spread worldwide. As a result of the recent global economic impact and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing.

The Company performed a quantitative analysis and concluded certain of the indefinite-lived cannabis licenses had a fair value below the carrying value as of March 31, 2020. During the three months ended March 31, 2020 and 2019, the Company recognized impairment charges of $92,798 and nil, respectively, with respect to its indefinite-lived intangible assets at Acreage Florida, Inc., Form Factory Holdings, LLC and Kanna, Inc. The charge is recognized in Loss on impairment on the Statements of Operations.

The Company evaluated the recoverability of the related finite-lived intangible assets to be held and used by comparing the carrying amount of the assets to the future net undiscounted cash flows expected to be generated by the assets, or comparable market sales data to determine if the carrying value is recoverable. During the three months ended March 31, 2020 and 2019, the Company recognized impairment charges of $8,324 and nil, respectively, with respect to its finite-lived intangible assets at Form Factory and CWG Botanicals, Inc. The charge is recognized in Loss on impairment on the Statements of Operations.

These impairments resulted in the recognition of a tax provision benefit and an associated reversal of deferred tax liabilities of $31,316 for the three months ended March 31, 2020.

During the second quarter of fiscal 2020, the Company determined certain indefinite-lived intangible assets met the held-for-sale criteria which includes: management commits to a plan to sell; the asset is available for immediate sale; an active program to locate

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

a buyer exists; the sale of the asset is probable and expected to be completed within one year; the asset is being actively marketed for sale; and it is unlikely that significant changes to the plan will be made. The Company has identified these assets relating to cannabis licenses within the Company’s national footprint and has evaluated the assets as part of interim impairment testing as noted above. The Company is in the process of evaluating whether this meets the criteria for discontinued operations.

WCM Refinancing

On March 6, 2020, the Company closed on a refinancing, transaction and conversion related to Northeast Patients Group, operating as Wellness Connection of Maine (“WCM”), a medical cannabis business in Maine, resulting in ownership of WCM by three individuals. In connection with the transaction, WCM converted from a non-profit corporation to a for-profit corporation. Refer to Note 6 for further details. Concurrently, a portion of the management contract was converted into a promissory note of $18,800 in Notes receivable, non-current on the Statements of Financial Position in exchange for the previously held management contract. An impairment was determined as the differential between the net carrying value of the previously held management contract and the promissory note received in exchange. This resulted in an impairment loss to finite-lived intangible assets of $9,395 in Loss on impairment on the Statements of Operations.
Amortization expense recorded during the three months ended March 31, 2020 and 2019 was $1,165 and $661, respectively.
Expected annual amortization expense for existing intangible assets subject to amortization at March 31, 2020 is as follows for each of the next five fiscal years:

Amortization of Intangibles	2020	2021	2022	2023	2024
Amortization expense	$1,623	$2,164	$2,164	$2,164	$2,164

Goodwill
The following table details the changes in the carrying amount of goodwill:

Goodwill	Total
December 31, 2019	$105,757
Acquisitions	—
Impairment	(76,890)
March 31, 2020	$28,867

Also as a result of the recent global economic impact and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing.
During the three months ended March 31, 2020 and 2019, the Company recognized impairment charges of $65,304 and nil, respectively, with respect to its goodwill related to Form Factory. The Company applied the DCF approach to determine the fair value of Form Factory. The charge is recognized in Loss on impairment on the Statements of Operations.

Pursuant to the WCM refinancing described above, the Company recognized an impairment loss to goodwill of $11,586 on Loss of impairment on the Statements of Operations. This was determined as the differential between the net carrying value of the previously held management contract and the promissory note received in exchange.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

5.    INVESTMENTS
The carrying values of the Company’s investments in the Statements of Financial Position as of March 31, 2020 and December 31, 2019 are as follows:

Investments	March 31, 2020	December 31, 2019
Investments held at FV-NI	4,607	4,376
Equity method investments	118	123
Total long-term investments	$4,725	$4,499

Income from investments, net in the Statements of Operations during the three months ended March 31, 2020 and 2019 is as follows:

Investment income	Three Months Ended March 31,
	2020	2019
Short-term investments	$—	$500
Investments held at FV-NI	240	1,203
Equity method investments	(6)	1,024
Income from investments, net	$234	$2,727

Short-term investments

The Company from time to time invests in U.S. Treasury bills which are classified as held-to-maturity and measured at amortized cost. These range in original maturity from three to six months, and bear interest ranging from 2.2% - 2.4%. During the three months ended March 31, 2019, short-term investments in U.S. Treasury bills in the amount of $74,768 matured.
Investments held at FV-NI

The Company has investments in equity of several companies that do not result in significant influence or control. These investments are carried at fair value, with gains and losses recognized in the Statements of Operations.
Equity method investments

The Company accounts for investments in which it can exert significant influence but does not control as equity method investments. As of March 31, 2020 and December 31, 2019, the Company’s equity method investments were not deemed significant to the Company’s Financial Statements and as such, additional disclosure is omitted.

6.     NOTES RECEIVABLE

Notes receivable as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Notes receivable	$99,105	$75,851
Interest receivable	4,731	5,774
Total notes receivable	$103,836	$81,625
Less: Notes receivable, current	2,123	2,146
Notes receivable, non-current	$101,713	$79,479

Interest income on notes receivable during the three months ended March 31, 2020 and 2019 totaled $1,647 and $730, respectively.
On March 6, 2020, the Company closed on a refinancing, transaction and conversion related to Northeast Patients Group, operating as WCM, a medical cannabis business in Maine, resulting in ownership of WCM by three individuals. In connection with the transaction, WCM converted from a non-profit corporation to a for-profit corporation. WCM previously had a series of agreements with Wellness Pain & Management Connection LLC (“WPMC”), which resulted in an outstanding balance of $18,800 due to

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

WPMC as of closing of this transaction. A restated consulting agreement was put in place, whereby WCM agrees to pay a fixed annual fee of $120, payable monthly, in exchange for a suite of consulting services. In addition, a promissory note payable to WPMC was signed in the amount of $18,800 to convert the existing payment due into a fixed, secured debt obligation.
In order to fund the transaction of WCM, the Company created a new Maine corporation, named Maine HSCP, Inc. (“Maine HSCP”). At closing, the Company contributed $5,700 to Maine HSCP, and then sold 900 shares of Maine HSCP, constituting all of the outstanding equity interests of Maine HSCP, to three qualifying individuals in exchange for promissory notes of $1,900 each. Each note is secured by a pledge of the shares in Maine HSCP, and payment of the note is to be made solely from dividends paid to the shareholder by Maine HSCP, except for amounts to be paid to the shareholder to cover tax obligations. As of March 31, 2020, the Company recorded a holdback reserve of $917 for the State of Maine as a result of finalization of valuation by the State. The Company has the option, exercisable at any time, to buy back the shares, at the higher of fair market value or the remaining balance under the promissory notes. The individuals also have the right at any time to put the shares to the Company on the same terms. The net equity impact to the Company was nil, and the option described above is only redeemable if permissible pursuant to Maine regulations.
On July 1, 2019, the Company entered into $8,000 convertible note receivable with a west coast social equity program. Upon certain conditions related to a subsequent capital raise, the Company will obtain the right to convert its financing receivable to an ownership interest. The line of credit matures in June 2022 and bears interest at a rate of 8% per annum.
During the three months ended March 31, 2020, the Company wrote off the note receivable and the accrued interest of $8,000 and $161, respectively, as the Company determined that the note was not collectible and recorded a loss on notes receivable of $8,161.
The Company provides revolving lines of credit to several entities under management services agreements which are included in notes receivable. The relevant terms and balances are detailed below.

Lines of Credit			Balance as of
Counterparty	Maximum Obligation	Interest Rate	March 31, 2020	December 31, 2019
Greenleaf (1)	$29,286	3.25% - 4.75%	$27,277	$22,569
CWG Botanicals, Inc. ("CWG") (2)	12,000	8%	9,466	9,152
Compassionate Care Foundation, Inc. (“CCF”) (3)	12,500	18%	7,952	7,152
Prime Alternative Treatment Center, Inc. ("PATC") (4)	4,650	15%	4,650	4,650
Patient Centric of Martha’s Vineyard, Ltd. (“PCMV”) (5)	9,000	15%	6,209	5,758
Health Circle, Inc. (6)	8,000	15%	4,331	3,988
Total	$75,436		$59,885	$53,269

(1) During the year ended December 31, 2018, the Company extended lines of credit to Greenleaf Apothecaries, LLC, Greenleaf Therapeutics, LLC and Greenleaf Gardens, LLC (together “Greenleaf”), which mature in June 2023.
(2) The revolving line of credit due from CWG matures in December 2021.
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
On November 15, 2019, as a result of changes to state laws as described above, Acreage entered into a Reorganization Agreement with CCF, pursuant to which Acreage will acquire 100% of the equity interests in CCF’s successor entity, pending state approval. The outstanding amounts receivable under the line of credit will convert to 54% ownership, and the Company will pay $10,000 for the remaining 46%. On June 26, 2020, the transactions contemplated by the Reorganization Agreement closed and the line of credit converted into equity in CCF’s successor entity as described in the prior sentence. Please see Note 17 for additional details.
(4) Prime Alternative Treatment Center, Inc. (“PATC”) is a non-profit license holder in New Hampshire to which the Company’s consolidated subsidiary PATCC provides management or other consulting services. The line of credit matures in August 2022.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

(5) In November 2018, the Company entered into a services agreement with Patient Centric of Martha’s Vineyard, Ltd. (“PCMV”). The line of credit matures in November 2023. The services agreement was terminated in February 2020.
(6) Health Circle, Inc. is a non-profit license holder in Massachusetts that formerly had a services agreement with the Company’s consolidated subsidiary MA RMDS. The line of credit matures in November 2032. The services agreement was terminated in February 2020.

7.    CAPITAL ASSETS, net
Net property and equipment consisted of:

	March 31, 2020	December 31, 2019
Land	$11,611	$9,839
Building	37,516	34,522
Right-of-use asset, finance leases	5,980	5,954
Construction in progress	17,125	17,288
Furniture, fixtures and equipment	27,897	21,019
Leasehold improvements	23,240	22,682
Capital assets, gross	$123,369	$111,304
Less: accumulated depreciation	(6,676)	(5,257)
Capital assets, net	$116,693	$106,047

Depreciation of capital assets for the three months ended March 31, 2020 and 2019 include $902 and $247 of depreciation expense, and $600 and $410, that was capitalized to inventory, respectively.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

8.    LEASES
The Company leases land, buildings, equipment and other capital assets which it plans to use for corporate purposes and the production and sale of cannabis products. Leases with an initial term of 12 months or less are not recorded on the Statements of Financial Position and are expensed in the Statements of Operations on the straight-line basis over the lease term. The Company does not have any material variable lease payments, and accounts for non-lease components separately from leases.

Balance Sheet Information	Classification	March 31, 2020	December 31, 2019
Right-of-use assets
Operating	Operating lease right-of-use assets	$55,411	$51,950
Finance	Capital assets, net	5,764	5,832
Total right-of-use assets		$61,175	$57,782

Lease liabilities
Current
Operating	Operating lease liability, current	$3,253	$2,759
Financing	Debt, current	74	49
Non-current
Operating	Operating lease liability, non-current	51,016	47,522
Financing	Debt, non-current	5,932	6,083
Total lease liabilities		$60,275	$56,413

Statement of Operations Information	Classification	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Short-term lease expense	General and administrative	$317	$298
Operating lease expense	General and administrative	2,020	956
Finance lease expense:
Amortization of right of use asset	Depreciation and amortization	95	2
Interest expense on lease liabilities	Interest expense	215	12
Sublease income	Other (loss) income, net	(16)	(43)
Net lease cost		$2,314	$927

Statement of Cash Flows Information	Classification	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for operating leases	Net cash used in operating activities	1,493	522
Cash paid for finance leases - interest	Net cash used in operating activities	196	12

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The following represents the Company’s future minimum payments required under existing leases with initial terms of one year or more as of March 31, 2020:

Maturity of lease liabilities	Operating Leases	Finance Leases
2020	$6,414	$652
2021	8,629	873
2022	8,484	893
2023	8,310	914
2024	8,030	936
Thereafter	53,986	18,740
Total lease payments	$93,853	$23,008
Less: imputed interest	39,584	17,002
Present value of lease liabilities	$54,269	$6,006

Weighted average remaining lease term (years)	12	24
Weighted average discount rate	10%	14%

As of March 31, 2020, there have been no leases entered into that have not yet commenced.

9.    INVENTORY

	March 31, 2020	December 31, 2019
Retail inventory	$2,103	$1,784
Wholesale inventory	13,816	11,993
Cultivation inventory	3,235	3,021
Supplies & other	1,903	1,285
Total	$21,057	$18,083

10.    DEBT
The Company’s debt balances consist of the following:

Debt balances	March 31, 2020	December 31, 2019
NCCRE loan	$487	$492
Seller’s notes	2,744	2,810
Related party debt	—	15,000
Financing liability	19,052	19,052
Finance lease liabilities	6,006	6,132
SAF loan	19,438	—
SAF loan collateral (related party)	22,254	—
Total debt	$69,981	$43,486
Less: current portion of debt	22,514	15,300

Total long-term debt	$47,467	$28,186

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The interest expense related to the Company’s debt during the three months ended March 31, 2020 and 2019 consists of the following:

Interest Expense	Three Months Ended March 31,
	2020	2019
NCCRE loan	5	5
Seller’s notes	72	101
Interest expense on financing liability	591	—
Interest expense on finance lease liability	215	12
Interest expense on SAF loan	89	—
Interest expense on SAF loan collateral (related party)	254	—
Total interest expense	$1,226	$118

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
Related party debt

During the year ended December 31, 2019, the Company’s CEO made a non-interest bearing loan of $15,000 to Acreage. In January 2020, he made an additional loan of $5,000 to Acreage. These amounts were subsequently repaid in March 2020.
Financing liability

In connection with the Company’s failed sale-leaseback transaction (refer to Note 14), a financing liability was recognized equal to the cash proceeds received. The Company will recognize the cash payments made on the lease as interest expense, and the principal will be derecognized upon expiration of the lease.
SAF loan and collateral

On March 11, 2020, the Company borrowed $21,000 from an institutional lender pursuant to a credit facility. The credit facility permits the Company to borrow up to $100,000, which may be drawn down by the Company in four tranches, maturing two years from the date of the first draw down. The Company will pay an annual interest rate of 3.55% on the first advance of debt for a term of two years. The borrowed amounts under the credit facility are fully collateralized by $22,000 of restricted cash, which was borrowed pursuant to the loan transaction described below. Any additional draws must be fully cash collateralized as well.
Also on March 11, 2020, the Company closed $22,000 in borrowings pursuant to a loan transaction with IP Investment Company, LLC (the “Lender”). The maturity date is 366 days from the closing date of the loan transaction. The Company will pay monthly interest on the collateral in the form of 41 SVS through the maturity date. The Lender may put any unsold interest shares to the Company upon maturity at a price of $4.50 per share. Kevin Murphy, the Company’s Chief Executive Officer, loaned $21,000 of the $22,000 borrowed by the Company to the Lender. The loan is secured by the non-U.S. intellectual property assets, a cannabis state license and 12,000 SVS shares of the Company.
The Company has determined such interest on collateral to be a mandatorily redeemable financial instrument that is recorded as a liability in accordance with ASC 480 - Distinguishing liabilities from equity (“ASC 480”). The liability is calculated based upon the share interest multiplied by the maturity price of $4.50 per share. The liability amounted to $128 as of March 31, 2020 and was recorded in Debt, current within the Statements of Financial Position.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

11.    SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
The table below details the change in Pubco shares outstanding by class for the three months ended March 31, 2020:

Shareholders’ Equity	Subordinate Voting Shares	Subordinate Voting Shares Held in Treasury	Proportionate Voting Shares (as converted)	Multiple Voting Shares	Total Shares Outstanding
December 31, 2019	68,177	(842)	23,143	168	90,646
Issuances	6,671	—	—	—	6,671
NCI conversions	113	—	—	—	113
PVS conversions	294	—	(294)	—	—
March 31, 2020	75,255	(842)	22,849	168	97,430

The table below details the change in Pubco shares outstanding by class for the three months ended March 31, 2019:

Shareholders’ Equity	Subordinate Voting Shares	Subordinate Voting Shares Held in Treasury	Proportionate Voting Shares (as converted)	Multiple Voting Shares	Total Shares Outstanding
December 31, 2018	21,943	(842)	57,895	168	79,164
Issuances	413	—	—	—	413
NCI conversions	643	—	—	—	643
PVS conversions	21,472	—	(21,472)	—	—
March 31, 2019	44,471	(842)	36,423	168	80,220

Warrants
A summary of the warrants activity outstanding is as follows:

Warrants	Three Months Ended March 31,
	2020	2019
Beginning balance	2,040	2,259
Granted	6,085	—
Expired	—	—
Ending balance	8,125	2,259

On February 10, 2020, the Company raised $27,887, net of issuance costs, from a private placement of 6,085 warrants priced at $4.93 per unit. The warrants were automatically exercised on March 2, 2020 for no additional consideration, and each unit sold consists of one SVS voting share and one purchase warrant with an exercise price of $5.80 and a five-year expiration. The Company evaluated the warrants for liability or equity classification in accordance with ASC 480 and determined that equity treatment was appropriate as the warrants only require settlement through the issuance of the Company’s SVS which are not redeemable, and do not represent an obligation to issue a variable number of shares. Accordingly, the warrants were classified as equity and are not subject to remeasurement at each balance sheet date.
The exercise price of all other warrants outstanding as of March 31, 2020 is $25 per share.
The weighted-average remaining contractual life of the warrants outstanding is approximately 4 years. There was no aggregate intrinsic value for warrants outstanding as of March 31, 2020.
Non-controlling interests - convertible units

The Company has NCIs in consolidated subsidiaries USCo2 and HSCP. The non-voting shares of USCo2 and HSCP units make up substantially all of the NCI balance as of March 31, 2020 and are convertible for either one Subordinate Voting Share of Pubco or cash, as determined by the Company. Summarized financial information of HSCP is presented below. USCo2 does not have discrete financial information separate from HSCP.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

HSCP net asset reconciliation	March 31, 2020	December 31, 2019
Current assets	$68,038	$55,296
Non-current assets	452,280	584,812
Current liabilities	(59,525)	(46,434)
Non-current liabilities	(91,035)	(75,219)
Other NCI balances	(491)	(1,041)
Accumulated equity-settled expenses	(148,310)	(111,934)
Net assets	$220,957	$405,480
HSCP/USCo2 ownership % of HSCP	20.17%	21.64%
Net assets allocated to USCo2/HSCP	$44,567	$87,746
Net assets attributable to other NCIs	491	1,041
Total NCI	$45,058	$88,787
	Three Months Ended March 31,
HSCP Summarized Statement of Operations	2020	2019
Net loss allocable to HSCP/USCo2	$(235,203)	$(28,958)
HSCP/USCo2 weighted average ownership % of HSCP	21.15%	25.63%
Net loss allocated to HSCP/USCo2	$(49,745)	$(7,422)
Net loss allocated to other NCIs	(530)	(5)
Net loss attributable to NCIs	$(50,275)	$(7,427)

As of March 31, 2020, USCo2’s non-voting shares owned approximately 0.61% of HSCP units. USCo2’s capital structure is comprised of voting shares (approximately 69%), all of which are held by the Company, and of non-voting shares (approximately 31%) held by certain former HSCP members. Certain executive employees and profits interests holders own approximately 19.56% of HSCP units. The remaining 79.83% interest in HSCP is held by USCo and represents the members’ equity attributable to shareholders of the parent.
During the three months ended March 31, 2020 and 2019, the Company had several transactions with HSCP and USCo2 that changed its ownership interest in the subsidiaries but did not result in loss of control. These transactions included business acquisitions and intangible purchases where equity was issued as consideration (see Notes 3 and 4) and the redemption of HSCP and USCo2 convertible units for Pubco shares (as shown in the table below), and resulted in a $6,564 and $(3,640) allocation from NCI to shareholders' equity for the three months ended March 31, 2020 and 2019, respectively.
A reconciliation of the beginning and ending amounts of convertible units is as follows:

	Three Months Ended March 31,
Convertible Units	2020	2019
Beginning balance	25,035	27,340
Issuance of NCI units	—	198
Vested LLC C-1s canceled	(1,310)	(123)
LLC C-1s vested	1,000	625
NCI units settled in cash	—	(643)
NCI units converted to Pubco	(113)	—
Ending balance	24,612	27,397

12.    EQUITY-BASED COMPENSATION EXPENSE
Equity-based compensation expense recognized in the Statements of Operations for the periods presented is as follows:

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Equity-based compensation expense	Three Months Ended March 31,
	2020	2019
Equity-based compensation - Plan	$19,290	$18,881
Equity-based compensation - other	15,447	96
Total equity-based compensation expense	$34,737	$18,977

Equity-based compensation - Plan (Acreage Holdings, Inc. Omnibus Incentive Plan)

In connection with the RTO transaction, the Company’s Board of Directors adopted an Omnibus Incentive Plan, as amended May 7, 2019 and June 19, 2019 (the “Plan”), which permits the issuance of stock options, stock appreciation rights, stock awards, share units, performance shares, performance units and other stock-based awards up to an amount equal to 15% of the issued and outstanding Subordinate Voting Shares of the Company.
Restricted Share Units (“RSUs”)

	Three Months Ended March 31, 2020
Restricted Share Units (Fair value information expressed in whole dollars)	RSUs	Weighted Average Grant Date Fair Value
Unvested, beginning of period	7,843	$15.10
Granted (1)	4,155	3.68
Forfeited	(1,593)	14.48
Vested	(1,247)	8.00
Unvested, end of period	9,158	$10.99

RSUs of the Company generally vest over a period of two years. The fair value for RSUs is based on the Company’s share price on the date of the grant. The Company recorded $13,414 as compensation expense during the three months ended March 31, 2020. The fair value of RSUs vested during the three months ended March 31, 2020 was $3,503.
The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs at March 31, 2020 was approximately 2 years and $21,247, respectively. Unrecognized compensation expense related to these awards at March 31, 2020 was $77,083 and is expected to be recognized over a weighted average period of approximately 2 years.
There were 744 and 4 vested RSUs that are pending delivery or deferred as of March 31, 2020 and 2019, respectively. On February 20, 2020, the Company issued 1,505 RSUs to certain executives with a weighted-average grant fair value of $5.11 per share. 148 of the 1,505 RSUs vested immediately. Certain shares are subject to restriction thus a discount for lack of marketability was applied that correlates to the period of time. On March 13, 2020, the Company issued 630 RSUs to employees of the Company. All of these units vested immediately, with a fair market value of $2.15, which was the closing price of the Company’s subordinate voting shares on March 13, 2020. The entire amount is pending delivery as of March 31, 2020.
(1) Equity-based compensation - Plan (CGC Awards)
Included in the RSUs granted during the three months ended March 31, 2020 are “CGC Awards” issued in connection with the RSUs which were granted in July 2019:
On June 27, 2019, pursuant to the Arrangement Agreement (as defined in Note 13), 4,909 RSUs were awarded in total to five executive employees under the Plan. These awards vest as follows: 25% in June 2020, 25% in June 2021 and 50% three months following the Acquisition (as defined in Note 13). The Company recorded $2,762 as compensation expense during the three March 31, 2020 in connection with these awards. A discount for lack of marketability was applied that correlates to the period of time certain of these shares are subject to restriction.
On July 31, 2019, the Company issued 1,778 RSUs to employees with unvested RSUs and stock options ("make-whole awards") as at the date of the Option Premium payment (as defined in Note 13). The RSUs were issued to provide additional incentive for employees that were not eligible to receive the full Option Premium and were subject to the same vesting terms as the unvested

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

options and RSUs held as of the grant date. The Company recorded $2,049 as compensation expense during the three months ended March 31, 2020 in connection with these awards.
Stock options

	Three Months Ended March 31, 2020
Stock Options (Exercise price expressed in whole dollars)	Options	Weighted Average Exercise Price
Options outstanding, beginning of period	5,607	$21.56
Granted	191	5.75
Forfeited	(731)	16.39
Exercised	—	—
Options outstanding, end of period	5,067	$21.71

Options exercisable, end of period	1,718	$24.80

Stock options of the Company generally vest over a period of three years and have an expiration period of 10 years. The weighted average contractual life remaining for options outstanding and exercisable as of March 31, 2020 was approximately 9 years. The Company recorded $5,876 as compensation expense during the three months ended March 31, 2020, in connection with these awards. As of March 31, 2020, unamortized expense related to stock options totaled $41,088 and is expected to be recognized over a weighted-average period of approximately 2 years. There was no aggregate intrinsic value for options outstanding or exercisable as of March 31, 2020.
Equity-based compensation - other
HSCP C-1 Profits Interests Units (“Profits Interests”)
These membership units qualify as profits interests for U.S. federal income tax purposes and were accounted for in accordance with ASC 718, Compensation - Stock Compensation. HSCP amortizes awards over service period and until awards are fully vested.
The following table summarizes the status of unvested Profits Interests for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
Profits Interests (Fair value information expressed in whole dollars)	Number of Units	Weighted Average Grant Date Fair Value
Unvested, beginning of period	1,000	$0.43
Class C-1 units granted	—	—
Class C-1 units canceled	—	—
Class C-1 vested	(1,000)	0.43
Unvested, end of period	—	$—

The Company recorded $70 as compensation expense in connection with these awards during the three months ended March 31, 2020. The fair value of Profits Interests vested during the three months ended March 31, 2020 was $1,239.
As of March 31, 2020, all Profits Interests were fully vested.
Restricted Shares (“RSs”)
In connection with the Company’s acquisition of Form Factory during 2019, 1,369 restricted shares with a grant date fair value of $20.45 were issued to former employees of Form Factory subject to future service conditions, which fully vest 24 months from the acquisition date. The fair value for RSs is based on the Company’s share price on the date of the grant. The Company recorded compensation expense of $15,377 during the three months ended March 31, 2020 in connection with these awards. During the

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

three months ended March 31, 2020, certain employees separated from the Company, resulting in 1,128 RSs accelerating vesting and $14,888 incurred in expenses. The total weighted average remaining contractual life and aggregate intrinsic value of RSs at March 31, 2020 was approximately 1 year and $559, respectively. As of March 31, 2020, unamortized expense related to RSs totaled $1,991 and is expected to be recognized over a weighted average period of approximately 1 year. There was no comparable RS activity during the three months ended March 31, 2019.

13.    COMMITMENTS and CONTINGENCIES
Commitments
The Company provides revolving lines of credit to several of its portfolio companies. Refer to Note 6 for further information.
Definitive agreements

On April 17, 2019, the Company entered into a definitive agreement to acquire Deep Roots Medical, LLC (“Deep Roots”), a vertically integrated license holder in Nevada, for consideration of 4,762 HSCP units (valued at approximately $11,048 based on the March 31, 2020 closing price of $2.32 per share) and $20,000 in cash. The Company announced the termination of the agreement by Deep Roots on April 3, 2020 following March 31, 2020, the end date for consummating the transaction.
During the year ended December 31, 2018, the Company entered into a definitive agreement to acquire all ownership interests in GCCC Management, LLC, a management company overseeing the operations of Greenleaf Compassionate Care Center, Inc., a non-profit cultivation and processing facility in Rhode Island, for cash consideration of $10,000. The agreement terminated in April 2020.
Canopy Growth

On June 19, 2019, the shareholders of the Company and of Canopy Growth separately approved the proposed arrangement involving the two companies (the “Existing Arrangement”), and on June 21, 2019, the Supreme Court of British Columbia granted a final order approving the Existing Arrangement. Effective June 27, 2019, the articles of the Company were amended pursuant to a plan of arrangement to provide that, upon a change in federal laws in the United States to permit the general cultivation, distribution and possession of marijuana (as defined in the relevant legislation) or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”), subject to the satisfaction of the conditions set out in the arrangement agreement entered into between Acreage and Canopy Growth on April 18, 2019, as amended on May 15, 2019 (the “Arrangement Agreement”), Canopy Growth will acquire all of the issued and outstanding shares in the capital of the Company (each, an “Acreage Share”). Under the terms of the Arrangement Agreement, holders of Acreage Shares and certain securities convertible or exchangeable into Class A subordinate voting shares of Acreage (the “Subordinate Voting Shares”) as of the close of business on June 26, 2019, received approximately $2.63, being their pro rata portion (on an as converted to Subordinate Voting Share basis) of $300,000 (the “Option Premium”) paid by Canopy Growth.

Upon the occurrence of the Triggering Event and subject to the satisfaction or waiver of the conditions to closing set out in the Arrangement Agreement, Canopy Growth will acquire (the “Acquisition”) each of the Subordinate Voting Shares of Acreage (following the automatic conversion of the Class B proportionate voting shares and Class C multiple voting shares of Acreage into Subordinate Voting Shares) for the payment of 0.5818 of a common share of Canopy Growth (each whole common share, a “Canopy Growth Share”) per Subordinate Voting Share (subject to adjustment in accordance with the terms of the Arrangement Agreement) (the “Exchange Ratio”).
HSCP unit holders will be required to convert their units within three years following the closing of the Acquisition as will holders of non-voting shares of USCo2.
Pursuant to the terms of the Arrangement Agreement, the Company is permitted to issue up to an additional 58,000 Subordinate Voting Shares (of which approximately 39,000 remain available for issuance as of March 31, 2020) without any adjustment being required to the Exchange Ratio. The Exchange Ratio is subject to adjustment in the circumstances set out in the Arrangement Agreement.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Proposed Amendment to Canopy Growth Arrangement
On June 24, 2020, Acreage and Canopy Growth entered into a proposal agreement (the “Proposal Agreement”) which sets out, among other things, the terms and conditions upon which the parties are proposing to amend the Arrangement Agreement (the “Amended Arrangement Agreement”) and amend and restate the existing plan of arrangement (the “Amended Plan of Arrangement”). The effectiveness of the Amended Arrangement Agreement and the implementation of the Amended Plan of Arrangement is subject to the conditions set out in the Proposal Agreement, including, among others, approval by (i) the Supreme Court of British Columbia at a hearing upon the procedural and substantive fairness of the terms and conditions of the Amended Plan of Arrangement (“Court Approval”); and (ii) the shareholders of Acreage as required by applicable corporate and securities laws. Upon receipt of Acreage shareholder approval, Court Approval and the satisfaction of all other conditions set out in the Proposal Agreement, including the advance of $50,000 to a subsidiary of Acreage pursuant to a loan, Acreage and Canopy Growth will enter into the Amended Arrangement Agreement.
The effectiveness of the Amended Arrangement Agreement and the implementation of the Amended Plan of Arrangement is also subject to additional conditions as set forth in the Proposal Agreement. Each of Acreage and Canopy Growth has made certain representations and warranties and agreed to certain covenants in the Proposal Agreement, including covenants regarding the conduct of their respective businesses prior to the Amendment Time (as defined below) that are in addition to the covenants contained in the Arrangement Agreement. In particular, the Proposal Agreement sets forth, among other things, (i) certain financial reporting obligations of Acreage from the execution of the Proposal Agreement until the earlier of the termination of the Proposal Agreement or the implementation of the Amended Plan of Arrangement (the “Interim Period”); (ii) certain restrictions on Acreage’s ability to issue any securities or incur any debt obligations during the Interim Period; (iii) a business plan for Acreage for each fiscal year ended December 31, 2020 through to December 31, 2029, and a requirement for Acreage to conduct its business in accordance with such business plan; and (iv) limitations on any public communication made by Acreage during the Interim Period.
The Proposal Agreement contains certain termination rights, including (i) in favor of both Acreage and Canopy Growth, in the event that the Acreage shareholder approval is not obtained at the special meeting of Acreage shareholders, or (ii) in favor of Canopy Growth in the event that the Acreage board of directors determines, in accordance with the Proposal Agreement to make a Change in Recommendation (as defined in the Proposal Agreement). The Proposal Agreement further provides that, upon termination of the Proposal Agreement following a Change in Recommendation, Acreage will be required to pay an expense reimbursement to Canopy Growth in the amount of $3,000; provided however, that Acreage will not be required to make this payment if the Change in Recommendation was the result of a Purchaser Material Adverse Effect (as defined in the Arrangement Agreement).
Upon satisfaction or waiver of the conditions set out in the Proposal Agreement, the Amending Agreement and the Amended Plan of Arrangement will be effective at 12:01 a.m. (Vancouver time) or such other time as the parties may mutually agree (the “Amendment Time”) on the date that the Amended Plan of Arrangement becomes effective. Pursuant to the Amended Plan of Arrangement, at the Amendment Time, Canopy Growth will make a cash payment of $37,500 to the Acreage shareholders and certain holders of securities convertible or exchangeable into shares of Acreage and Acreage will complete a capital reorganization (the “Capital Reorganization”) whereby (i) each Existing SVS will be exchanged for 70.0% of a Class E subordinate voting share (each whole share, a “Fixed Share”) and 30.0% of a Class D subordinate voting share (each whole share, a “Floating Share”); (ii) each Existing PVS will be exchanged for 28 Fixed Shares and 12 Floating Shares; and (iii) each Existing MVS will be exchanged for 70.0% of a new multiple voting share (each whole share, a “Fixed Multiple Share”) and 30.0% of a Floating Share. No fractional Fixed Shares, Fixed Multiple Shares or Floating Shares will be issued pursuant to the Capital Reorganization. Each Fixed Multiple Voting Share will be entitled to 4,300 votes at all meetings of Acreage shareholders with each Fixed Share and each Floating Share will be entitled to one vote per share at such meetings.
Pursuant to the Amended Plan of Arrangement, upon the occurrence or waiver (at the discretion of Canopy Growth) of the Triggering Event (the “Triggering Event Date”), Canopy Growth will, subject to the satisfaction or waiver of certain closing conditions set out in the Arrangement Agreement (i) acquire all of the issued and outstanding Fixed Shares (following the mandatory conversion of the Fixed Multiple Shares into Fixed Shares) on the basis of 30.48% of a Canopy Growth Share for each Fixed Share held at the time of the acquisition of the Fixed Shares, subject to adjustment in accordance with the terms of the Amended Plan of Arrangement (the “Canopy Call Option”); and (ii) have the right (but not the obligation) (the “Floating Call Option”), exercisable for a period of 30 days following the Triggering Event Date to acquire all of the issued and outstanding Floating Shares at a price to be determined based upon the fair market value of the Floating Shares relative to the Canopy Growth Shares on the Triggering Event Date, subject to (a) a minimum price of $6.41; and (b) adjustment in accordance with the terms of the Amended Plan of Arrangement, to be payable, at the option of Canopy Growth, in cash or Canopy Growth Shares. The closing of the acquisition of the Floating Shares pursuant to the Floating Call Option, if exercised, will take place concurrently with the closing of the acquisition of the Fixed Shares pursuant to the Canopy Call Option, if exercised. No fractional Canopy Growth Shares will be issued pursuant

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

to the Amended Plan of Arrangement. The Canopy Call Option and the Floating Call Option will expire 10 years from the Amendment Time.
Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of March 31, 2020, for which no liabilities are recorded on the Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of March 31, 2020 and 2019, such amounts were not material.
Contingencies
As of March 31, 2020, the Company has consulting fees payable in SVS which are contingent upon successful acquisition of certain state cannabis licenses. The Company had maximum obligations of $8,750 and 400 SVS, and no reserve for the contingencies has been recorded as of March 31, 2020.
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations as of March 31, 2020, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Related party debt

In December 2019, the Company’s CEO loaned $15,000 to the Company. In January 2020, he made an additional loan of $5,000 to Acreage. These amounts were subsequently repaid in March 2020.
Credit agreement collateral

On March 11, 2020, the Company closed $22,000 in borrowings pursuant to a loan transaction with the Lender. The maturity date is 366 days from the closing date of the loan transaction. The Company will pay monthly interest on the collateral in the form of 41 SVS through the maturity date. The Lender may put any unsold interest shares to the Company upon maturity at a price of $4.50 per share. Kevin Murphy, the Company’s Chief Executive Officer, loaned $21,000 of the $22,000 borrowed by the Company to the Lender. The loan is secured by the non-U.S. intellectual property assets, a cannabis state license and 12,000 SVS shares of the Company. Refer to Note 10 for further information.

15.    REPORTABLE SEGMENTS
The Company prepares its segment reporting on the same basis that its Chief Operating Decision Maker manages the business and makes operating decisions. The Company operates under one operating segment, which is its only reportable segment: the production and sale of cannabis products. The Company’s measure of segment performance is net income, and derives its revenue primarily from the sale of cannabis products, as well as related management or consulting services which were not material in all periods presented. All of the Company’s operations are located in the United States.

16.    EARNINGS PER SHARE
Basic earnings per share are computed by dividing net loss attributable to common shareholders of the Company by the weighted average number of outstanding for the period. Diluted earnings per share are calculated based on the weighted number of outstanding common shares plus the dilutive effect of stock options and warrants, as if they were exercised, and restricted stock units and profits interests, as if they vested and NCI convertible units, as if they converted.

Basic and diluted loss per share is as follows:

	Three months ended
	March 31, 2020	March 31, 2019
Net loss attributable to common shareholders of the Company	$(171,954)	$(23,377)
Weighted average shares outstanding - basic	92,902	79,440
Effect of dilutive securities	—	—
Weighted average shares - diluted	92,902	79,440
Net loss per share attributable to common shareholders of the Company - basic	$(1.85)	$(0.29)
Net loss per share attributable to common shareholders of the Company - diluted	$(1.85)	$(0.29)

During the three months ended March 31, 2020, 8,125 warrants, 9,158 restricted share units, 5,067 stock options and 24,612 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted as they were anti-dilutive. During the three months ended March 31, 2019, 2,259 warrants, 1,830 restricted share units, 4,902 stock options, 1,200 profits interests and 27,397 NCI convertible units were excluded from the calculation of net loss per share attributable to common share attributable to common shareholders of the Company - diluted as they were anti-dilutive.

17.    SUBSEQUENT EVENTS
Terminated Transactions

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Sale of Acreage North Dakota

On May 8, 2020, the Company sold all equity interests in Acreage North Dakota, LLC, a medical cannabis dispensary holder and operator, for $1,000.

Standby Equity Distribution Definitive Agreement

Effective May 29, 2020, the Company reached a definitive agreement with an institutional lender for $50,000 of financing commitments under a Standby Equity Distribution Agreement. The investor commits to purchase up to $50,000 of subordinate voting shares of the Company at a purchase price of 95% of the market price over the course of 24 months from the effective date.

Convertible Note

Effective May 29, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Company sold and issued $11,000 in principal amount under a secured convertible debenture, with gross proceeds to the Company of $10,000 before transaction fees (the “Convertible Debenture”).

The Convertible Debenture will bear interest at 15% per annum and is secured by the Company’s medical cannabis dispensaries in Connecticut. The Convertible Debenture is convertible by the holder in whole or in part after September 30, 2020.  Prior to September 30, 2020, the holder may convert only $550 of principal amount. The Convertible Debenture is convertible into Class A Subordinate Voting Shares of the Company at a conversion price of $1.68 per share, subject to the conversion limitations described above. The Company has the right to redeem up to 95% of the principal amount on or prior to September 29, 2020 without penalty.

In connection with the Securities Purchase Agreement, the Company executed a registration rights agreement (the “Registration Rights Agreement”) pursuant to which it is required to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) for the resale of certain of the shares of the Company. Pursuant to the Registration Rights Agreement, the Company is required to meet certain obligations with respect to, among other things, the timeliness of the filing and effectiveness of the Registration Statement. The Company is obligated to file the Registration Statement no later than 30 days following May 29, 2020 and to use its best efforts have it declared effective by the SEC no later than 90 days after filing. Acreage filed the Registration Statement on June 22, 2020.

Secured Bridge Loan Agreement

On June 16, 2020, the Company entered into a short-term definitive funding agreement with an institutional investor for gross proceeds of $15,000 (less transaction costs of approximately $943). The secured note has a maturity date of four months and bears an interest rate of 60% per annum. It is secured by, among other items, the Company’s cannabis operations in Illinois, New Jersey and Florida, as well as the Company’s U.S. intellectual property. In the event of default, the Company is obligated to pay the lender an additional fee of $6,000. The Company may pre-pay the secured note without penalty or premium at any time following the 90th day after closing.

Acquisition of New Jersey Medical Operations

On June 26, 2020, the Company announced the closing of the transactions contemplated by the previously announced Reorganization Agreement, dated November 15, 2019, among the Company, Compassionate Care Foundation, Inc. (“CCF”), a New Jersey vertically integrated medical cannabis nonprofit corporation, and certain affiliates thereof, pursuant to which Acreage CCF New Jersey, LLC, a subsidiary of HSCP, acquired 100% of the operations of CCF.

In accordance with the terms of the Reorganization Agreement, Acreage assumed all debts, liabilities and obligations of CCF, including fees, costs and expenses to be incurred by CCF in connection with the dissolution and wind-up of CCF and paid to the former trustees of CCF an aggregate total of $10,000 at closing.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Proposed Amendment to Arrangement with Canopy Growth Corporation

On June 24, 2020, Acreage and Canopy Growth entered into a proposal agreement which sets out, among other things, the terms and conditions upon which the parties are proposing to amend the current arrangement agreement and amend and restate the existing plan of arrangement. Please refer to Note 13 for additional details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist in the understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on May 29, 2020 (the “2019 Form 10-K”), and “Cautionary Statement Regarding Forward-Looking Statements” set forth below.

This MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”) and the 2019 Form 10-K. Financial information presented in this MD&A is presented in thousands of United States (“U.S.”) dollars, unless otherwise indicated.

Cautionary Statement Regarding Forward Looking-Statements

This Quarterly Report of the Company contains statements that include forward-looking information and are forward-looking statements within the meaning of applicable Canadian and United States securities legislation (“forward-looking statements”), including the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements, other than statements of historical fact, included herein are forward-looking statements, including, for greater certainty, the on-going implications of the novel coronavirus (“COVID-19”) and statements regarding the proposed transaction with Canopy Growth Corporation (“Canopy Growth”), including the anticipated benefits and likelihood of completion thereof.

Generally, forward-looking statements may be identified by the use of forward-looking terminology such as “plans”, “expects” or “does not expect”, “proposed”, “is expected”, “budgets”, “scheduled”, “estimates”, “forecasts”, “intends”, “anticipates” or “does not anticipate”, or “believes”, or variations of such words and phrases, or by the use of words or phrases which state that certain actions, events or results may, could, would, or might occur or be achieved. There can be no assurance that such forward-looking statements will prove to be accurate, and actual results and future events could differ materially from those anticipated in such forward-looking statements. Forward-looking statements reflect Acreage’s current beliefs and are based on information currently available to Acreage and on assumptions Acreage believes are reasonable. Forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause the actual results, level of activity, performance or achievements of Acreage to be materially different from those expressed or implied by such forward-looking statements. Such risks and other factors may include, but are not limited to:

•	the future implications to the business, financial results and performance of the Company arising, directly or indirectly, from COVID-19;

•
the ability of Acreage and Canopy Growth to receive, in a timely manner and on satisfactory terms, the necessary regulatory, court and shareholders approvals relating to the proposed new arrangement (the “New Arrangement”);

•	the ability of the parties to satisfy, in a timely manner, the other conditions to the completion of the New Arrangement;

•	other expectations and assumptions concerning the transactions contemplated in the New Arrangement;

•	the anticipated benefits of the New Arrangement;

•
the occurrence or waiver of the Triggering Event (as described in Note 13), the ability of Acreage to meets its performance targets and financial thresholds agreed upon with Canopy Growth as part of the New Arrangement, including those that are conditions to closing the New Arrangement;

•
the likelihood of the Triggering Event being satisfied or waived by the outside date; in the event the New Arrangement is not adopted, the likelihood of completing the current plan of arrangement on the current terms;

•	in the event that the New Agreement is adopted, the likelihood of Canopy Growth completing the acquisition of the Fixed Shares and/or Floating Shares;

•	risks related to the ability to financing Acreage’s business and fund its obligations;

•	other expectations and assumptions concerning the transactions contemplated between Canopy Growth and Acreage;

•	the available funds of Acreage and the anticipated use of such funds;

•	the availability of financing opportunities for Acreage and the risks associated with the completion thereof;

•	regulatory and licensing risks;

•	changes in general economic, business and political conditions, including changes in the financial and stock markets;

•	risks related to infectious diseases, including the impacts of the novel coronavirus;

•	legal and regulatory risks inherent in the cannabis industry;

•	risks associated with economic conditions, dependence on management and currency risk;

•	risks relating to U.S. regulatory landscape and enforcement related to cannabis, including political risks;

•	risks relating to anti-money laundering laws and regulation;

•	other governmental and environmental regulation;

•	public opinion and perception of the cannabis industry;

•	risks related to contracts with third-party service providers;

•	risks related to the enforceability of contracts and lack of access to U.S. bankruptcy protections;

•	reliance on the expertise and judgment of senior management of Acreage;

•	risks related to proprietary intellectual property and potential infringement by third parties;

•	the concentrated voting control of Acreage’s founder and the unpredictability caused by Acreage’s capital structure;

•	risks relating to the management of growth;

•	increasing competition in the industry;

•	risks inherent in an agricultural business;

•	risks relating to energy costs;

•	risks associated to cannabis products manufactured for human consumption including potential product recalls;

•	reliance on key inputs, suppliers and skilled labor;

•	cybersecurity risks;

•	ability and constraints on marketing products;

•	fraudulent activity by employees, contractors and consultants;

•	tax and insurance related risks;

•	risks related to the economy generally;

•	risk of litigation;

•	conflicts of interest;

•	risks relating to certain remedies being limited and the difficulty of enforcement judgments and effecting service outside of Canada;

•	risks related to future acquisitions or dispositions;

•	sales by existing shareholders; and

•	limited research and data relating to cannabis.

A description of additional assumptions used to develop such forward-looking statements and a description of additional risk factors that may cause actual results to differ materially from forward-looking statements can be found in Part I, Item 1A of the Company’s Annual Report on Form 10-K under the heading “Risk Factors” filed with the SEC on May 29, 2020. Although Acreage has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Readers are cautioned that the foregoing list of factors is not exhaustive. Readers are further cautioned not to place undue reliance on forward-looking statements as there can be no assurance that the plans, intentions or expectations upon which they are placed will occur. Forward-looking statements contained in this Form 10-Q are expressly qualified by this cautionary statement. The forward-looking statements contained in this Form 10-Q represent the expectations of Acreage as of the date of this Form 10-Q and, accordingly, are subject to change after such date. However, Acreage expressly disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as expressly required by applicable securities law.

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•
Overview—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three months ended March 31, 2020 and 2019 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•
Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2020 and 2019. This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•
Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended March 31, 2020 and 2019, as well as a discussion on the Company’s outstanding debt and commitments that existed as of March 31, 2020. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

Overview
Acreage Holdings, Inc. (“Acreage”, “we”, “our” or the “Company”) is is a vertically integrated, multi-state operator of cannabis licenses and assets in the U.S. Our operations include (i) cultivating cannabis plants, (ii) manufacturing branded consumer products, (iii) distributing cannabis flower and manufactured products, and (iv) retailing high-quality, effective and dosable cannabis products to consumers. We appeal to medical and adult-use customers through brand strategies intended to build trust and loyalty.

Highlights from the three months ended March 31, 2020

•	We began adult-use sales at our dispensary in Illinois; the significantly increased sales have exceeded internal expectations. Received zoning approval to open dispensary in Chicago.

•	We opened The Botanist dispensary in Spring Hill, Florida during March. This medical cannabis dispensary is the Company’s first in the state.

•
The Company closed a refinancing, transaction and conversion related to Northeast Patients Group, operating as Wellness Connection of Maine (“WCM”), a medical cannabis business in Maine, resulting in ownership of WCM by three Maine residents, as required by Maine law. In connection with the transaction, WCM converted from a non-profit corporation to a for-profit corporation.

•	We raised $48,887, net of issuance costs, as part of a series of financing transactions that were announced on February 7, 2020.
Operational and Regulation Overview

We believe our operations are in material compliance with all applicable state and local laws, regulations and licensing requirements in the states which we operate. However, cannabis is illegal under U.S. federal law. Substantially all our revenue is derived from U.S. cannabis operations. For information about risks related to U.S. cannabis operations, please refer to Item 1A of the 2019 Form 10-K.
Results of Operations
The following table presents selected financial data derived from the unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2020 and 2019. The selected financial information set out below may not be indicative of the Company’s future performance.

Summary Results of Operations			Better/(Worse)
in thousands, except per share amounts	Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$	%
Revenues, net	$24,225	$12,897	$11,328	88%
Operating loss	(251,282)	(32,013)	(219,269)	(685)%
Net loss attributable to Acreage	(171,954)	(23,377)	(148,577)	(636)%
Basic and diluted loss per share attributable to Acreage	$(1.85)	$(0.29)	$(1.56)	(538)%
Revenues, net, cost of goods sold and gross profit

The Company derives its revenues from sales of cannabis and cannabis-infused products through retail dispensary, wholesale, manufacturing and cultivation businesses, as well as from management or consulting fees from entities for whom we provide management or consulting services. As of March 31, 2020, Acreage owned and operated five dispensaries in Oregon (three in Portland, one in Eugene and one in Springfield), four in New York (Buffalo, Farmingdale, Middletown, and Queens), three in Connecticut (Bethel, South Windsor and Uncasville), one in Baltimore, Maryland, one in Worcester, Massachusetts, one in Rolling Meadows, Illinois and one in Fargo, North Dakota. Acreage has cultivation facilities in Sinking Spring, Pennsylvania, Sterling, Massachusetts, Syracuse, New York and Freeport, Illinois. Acreage also collects management services revenues, substantially all in Maine.
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

Gross profit			Better/(Worse)
in thousands	Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$	%
Retail revenue, net	$17,573	$9,909	$7,664	77%
Wholesale revenue, net	6,548	2,815	3,733	133%
Other revenue, net	104	173	(69)	(40)%
Total revenues, net	$24,225	$12,897	$11,328	88%
Cost of goods sold, retail	(10,889)	(5,881)	(5,008)	(85)%
Cost of goods sold, wholesale	(3,382)	(1,696)	(1,686)	(99)%
Total cost of goods sold	$(14,271)	$(7,577)	$(6,694)	(88)%
Gross profit	$9,954	$5,320	$4,634	87%
Gross margin	41%	41%		—%
The increase in total revenues during the three months ended March 31, 2020 was primarily driven by acquisitions, which contributed 19%. Acquisitions drove 27% and 5% of retail and wholesale revenue increases, respectively. The remaining increase in wholesale revenue was primarily driven by our Pennsylvania and Massachusetts cultivation facilities.
The increase in total cost of goods sold during the three months ended March 31, 2020 was primarily driven by acquisitions, which contributed 20%. Acquisitions contributed 22% and 13% to the retail and wholesale costs of goods sold, respectively. The remaining increase in wholesale cost of goods sold was primarily driven by our Pennsylvania and Massachusetts cultivation facilities.
The increase in gross profit was driven by the factors discussed above. Acquisitions contributed 19% to the increase. Gross margin for the three months ended March 31, 2020 was 41.1%, compared to 41.2% for the three months ended March 31, 2019.
Revenue by geography
While the Company operates under one operating segment, the production and sale of cannabis products, the below revenue breakout by geography is included as management believes it provides relevant and useful information to investors.

Revenue by region			Better/(Worse)
in thousands	Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$	%
New England	$11,323	$7,084	$4,239	60%
Mid-Atlantic	7,086	3,093	3,993	129%
Midwest	2,943	596	2,347	394%
West	2,803	2,124	679	32%
Total revenues, net	$24,225	$12,897	$11,328	88%
Total operating expenses

Total operating expenses consist primarily of compensation expense at our corporate offices as well as operating subsidiaries, impairment losses, professional fees, which includes, but is not limited to, legal and accounting services, depreciation and other general and administrative expenses.

Operating expenses			Better/(Worse)
in thousands	Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$	%
General and administrative	$13,032	$10,158	$(2,874)	(28)%
Compensation expense	14,477	6,489	(7,988)	(123)%
Equity-based compensation expense	34,737	18,977	(15,760)	(83)%
Marketing	987	801	(186)	(23)%
Loss on impairment	187,775	—	(187,775)	n/m
Loss on notes receivable	8,161	—	(8,161)	n/m
Depreciation and amortization	2,067	908	(1,159)	(128)%
Total operating expenses	$261,236	$37,333	$(223,903)	(600)%

n/m - Not Meaningful
Increases to compensation expense during both the three months ended March 31, 2020 and 2019 were primarily driven by stock compensation to attract and retain talent and increased headcount to scale our operations. Increases to general and administrative expenses were primarily driven by the increased volume and complexity of services such as legal and other professional services required as the Company’s operations increased during the three months ended March 31, 2020 and 2019. The Company recognized an impairment loss on certain intangible assets during the three months ended March 31, 2020 as a result of our interim impairment testing, primarily due to declines in future cash flow projections at Form Factory and certain cannabis licenses and management services contracts. These impairments resulted in the recognition of a tax provision benefit and an associated reversal of deferred tax liabilities of $31,316. The Company recognized a loss on notes receivable and associated accrued interest during the three months ended March 31, 2020, as it was determined that the note was no longer collectible.
Total other income

Other income			Better/(Worse)
in thousands	Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$	%
Income from investments, net	$234	$2,727	$(2,493)	(91)%
Interest income from loans receivable	1,647	730	917	126%
Interest expense	(1,226)	(118)	(1,108)	(939)%
Other (loss) income, net	(174)	92	(266)	n/m
Total other income	$481	$3,431	$(2,950)	(86)%

n/m - Not Meaningful
The decline in income from investments, net was due to the roll up of our investments in certain consolidated subsidiaries during the three months ended March 31, 2019. The increase in interest expense was primarily due to the financing liability recognized as a result of the Company’s failed sale-leaseback transaction in October 2019 as well as the effects of increased financing transactions during the three months ended March 31, 2020. Interest income from loans receivable increased as our amount of outstanding loans increased.
Net loss

Net loss			Better/(Worse)
in thousands	Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$	%
Net loss	$(222,229)	$(30,804)	$(191,425)	(621)%
Less: net loss attributable to non-controlling interests	(50,275)	(7,427)	(42,848)	(577)%
Net loss attributable to Acreage Holdings, Inc.	$(171,954)	$(23,377)	$(148,577)	(636)%

The increases in net loss are driven by the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and uses of cash
Our primary uses of capital include capital expenditures, servicing of outstanding debt and operating expense. Our primary sources of capital include funds generated by cannabis sales as well as financing activities. Through March 31, 2020, we have primarily used private financing as a source of liquidity for short-term working capital needs and general corporate purposes. In May and June 2020, we closed on two separate financing transactions described in detail in Note 17 to the unaudited condensed consolidated financial statements. Our ability to fund our operations, capital expenditures, acquisitions, and other obligations depends on our future operating performance and ability to obtain financing, which are subject to prevailing economic conditions, as well a financial, business and other factors, some of which are beyond our control.
We expect that our cash on hand and cash flows from operations, along with our ability to obtain private and/or public financing, will be adequate to support the capital needs of the existing operations as well as expansion plans for the next 12 months. While our liquidity risk has increased since our RTO transaction as a result of the Company’s rapid growth and continued expansion resulted in negative operating cash flow for the year ended December 31, 2019, we believe we have alleviated the risk. Please see the disclosures under “Basis of presentation and going concern” in Note 2 to our Unaudited Condensed Consolidated Financial Statements.

Cash flows
Cash and cash equivalents and restricted cash were $36,039 as of March 31, 2020, a decline of $28,239 from March 31, 2019. The following table details the change in cash, cash equivalents and restricted cash for the three months ended March 31, 2020 and 2019.

Cash flows			Better/(Worse)
in thousands	Three Months Ended March 31,		2020 vs. 2019
	2020	2019	$	%
Net cash used in operating activities	$(25,401)	$(13,630)	$(11,771)	(86)%
Net cash used in investing activities	(19,319)	(16,719)	(2,600)	(16)%
Net cash provided by (used in) financing activities	54,159	(10,411)	64,570	n/m
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,439	$(40,760)	$50,199	n/m
n/m - Not Meaningful
Net cash used in operating activities

The increases in cash used in operating activities were primarily driven by an increase in general and administrative and compensation expenses during the three months ended March 31, 2020 and 2019.
Net cash used in investing activities

Cash used in investing activities during the three months ended March 31, 2020 was primarily driven by $7,790 spent on capital expenditures to build out our owned operations and $11,537 advanced to entities, net of collections, with which we have a management or consulting services arrangement.
Cash used in investing activities during the three months ended March 31, 2019 was primarily driven by $77,567 spent on the advanced payments and purchases of cannabis license holders and management contracts, $8,288 spent on capital expenditures to build out our owned operations, and $5,794 advanced to entities, net of collections, with which we have a management or consulting services arrangement. Partially offsetting these cash disbursements were cash proceeds of $74,768 from the maturing of short-term investments.

Net cash provided by (used in) financing activities

Cash provided by financing activities during the three months ended March 31, 2020 was primarily driven by proceeds from raising $27,887 as a result of the issuance of warrants, $19,438 related to a draw down associated with a credit facility entered into on March 11, 2020, as well as $22,000 related to the collateral received pursuant to the draw down. This is partially offset by the repayment of short-term related party debt of $15,000.
Cash provided by financing activities during the three months ended March 31, 2019 was primarily driven by $7,621 in debt repayments and $2,790 paid to settle taxes withheld.
Capital Resources
Capital structure and debt
Our debt outstanding as of March 31, 2020 is as follows:

Debt balances	March 31, 2020
NCCRE loan	$487
Seller’s notes	2,744
Financing liability	19,052
Finance lease liabilities	6,006
SAF loan	19,438
SAF loan collateral (related party)	22,254
Total debt	$69,981
Less: current portion of debt	22,514
Total long-term debt	$47,467
Commitments and contingencies
See Note 13–Commitments and Contingencies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
Credit risk

The Company’s exposure to non-payment or non-performance by its counterparties is a credit risk. The maximum credit exposure as of March 31, 2020 is the carrying amount of cash and cash equivalents, restricted cash, and accounts, notes and other receivables. The Company does not have significant credit risk with respect to customers. The Company mitigates its credit risk on its notes and other receivables by securing collateral, such as capital assets, and by its review of the counterparties and their businesses. The Company considers a variety of factors when determining interest rates for notes receivable, including the creditworthiness of the counterparty, market interest rates prevailing at the note’s origination, and duration and terms of the note. The Company determined expected credit losses to be immaterial due to collateral held. Analysis of collateral held and future expected cash flows within the cannabis industry were considered in its expected credit loss assessment.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company endeavors to ensure that there is sufficient liquidity in order to meet short-term business requirements, after taking into account the Company’s cash holdings. As of March 31, 2020, the Company’s financial liabilities consist of accounts payable and accrued liabilities, lease liabilities and long-term debt. The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis.

As reflected in the Unaudited Condensed Consolidated Financial Statements, the Company had an accumulated deficit as of March 31, 2020, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, (i) capital raised between January and June 2020, (ii) access to future capital commitments (see Note 17 of the Unaudited Condensed Consolidated Financial Statements), (iii) continued sales growth from our consolidated operations, (iv) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (v) restructuring plans that have already been put in place to improve the Company’s profitability, and (vi) the Standby Equity Distribution Agreement described in Note 17 of the Unaudited Condensed Consolidated Financial Statements.

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
As reflected in the Unaudited Condensed Consolidated Financial Statements, the Company had an accumulated deficit as of March 31, 2020, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, (i) capital raised between January and June 2020, (ii) access to future capital commitments (see Note 17 of the Unaudited Condensed Consolidated Financial Statements), (iii) continued sales growth from our consolidated operations, (iv) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (v) restructuring plans that have already been put in place to improve the Company’s profitability, and (vi) the Standby Equity Distribution Agreement described in Note 17 of the Unaudited Condensed Consolidated Financial Statements.

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
For information on legal proceedings, see Note 13 to the condensed consolidated financial statements included this report.

Item 1A. Risk Factors.
There have been no material changes to the risk factors described in the section titled “Risk Factors” in the 2019 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Standby Equity Distribution Agreement, between Acreage Holdings, Inc. and SAFMB Concord LP, dated May 29, 2020.	S-3	333-239332	10.15	6/22/2020
10.2	Loan Agreement between High Street Capital Partners, LLC and ALBF Investments, LLC, dated June 15, 2020.	S-3	333-239332	10.16	6/22/2020
10.3	Term Loan Note between High Street Capital Partners, LLC and ALBF investments, LLC, dated June 15, 2020.	S-3	333-239332	10.16	6/22/2020
10.4	Securities Purchase Agreement, between Acreage Holdings, Inc. and YA II PN, Ltd., dated May 29, 2020.	8-K	000-56021	10.1	6/4/2020
10.5	Secured Convertible Debenture of Acreage Holdings, Inc., dated May 29, 2020.	8-K	000-56021	10.2	6/4/2020
10.6	Registration Rights Agreement, between Acreage Holdings, Inc. and YA II PN, Ltd., dated May 29, 2020.	8-K	000-56021	10.3	6/4/2020
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Financial Position as of March 31, 2020 and December 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Operations for the quarters ended March 31, 2020 and March 31, 2019, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2020 and March 31, 2019, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements for the quarter ended March 31, 2020.
						X

* Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 29, 2020

Acreage Holdings, Inc.
(Registrant)

By:	/s/ Glen Leibowitz
Glen Leibowitz
Chief Financial Officer