Form 10-K/A
period 2019-12-31
Acreage Holdings, Inc.
filed 2020-08-14
CIK 1762359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note.
The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2019 of Acreage Holdings, Inc. (the “Company”) filed with the Securities and Exchange Commission on May 29, 2020 (the “Form 10-K”) is to (i) amend Item 9A of Part II to include management’s annual report on internal control over financial reporting in accordance with Rule 308(a) of Regulation S-K and (ii) amend Item 14 to correct the table contained showing fees paid to Marcum LLP for the period ended December 31, 2019.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has also amended Part IV, Item 15, to include new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1, paragraph 3 of the certifications has been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

This annual report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

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

October 3 - December 31, 2019 (US$)
Audit Fees	$900,000
Audit Related Fees	$200,745(1)
Tax Fees	—
All Other Fees	—

Notes:

(1)	Fees billed for services by Marcum LLP primarily for financial diligence for transactions.

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

Item 15. Exhibits, Financial Statement Schedules.

(1)    All Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of our Annual Report on Form 10-K filed on May 29, 2020.

(2)    Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed on May 29, 2020.

(3) Exhibits Required by Item 601 of Regulation S-K

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Arrangement Agreement between Canopy Growth Corporation and Acreage Holdings Inc. dated April 18, 2019.†	6-K	000-56021	99.2	4/30/2019
2.2	First Amendment to Arrangement Agreement between Canopy Growth Corporation and Acreage Holdings, Inc., dated May 15, 2019.	6-K	000-56021	99.2	6/20/2019
2.3	Agency Agreement, between Canaccord Genuity Corp. and Acreage Holdings, Inc., dated February 10, 2020.	8-K	000-56021	1.1	2/13/2020
3.1	Articles of Incorporation.	10-K	000-56021	3.1	5/29/2020
4.1	Form of Indenture.	F-10	333-232313	7.1	6/24/2019
4.2	Credit Agreement dated February 7, 2020.	8-K	000-56021	4.1	2/13/2020
4.3	Special Warrant Indenture, between Acreage Holdings, Inc. and Odyssey Trust Company, dated February 10, 2020.	8-K	000-56021	4.2	2/13/2020

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.4	Warrant Indenture, between Acreage Holdings, Inc. and Odyssey Trust Company, dated February 10, 2020.	8-K	000-56021	4.3	2/13/2020
4.5	Credit Agreement, dated March 11, 2020, by and among Acreage Finance Delaware, LLC, Acreage IP Holdings, LLC, Prime Wellness of Connecticut, LLC, D&B Wellness, LLC, Thames Valley Apothecary, LLC and IP Investment Company, LLC.	10-K	000-56021	4.5	5/29/2020
4.6	Security Agreement, dated March 11, 2020, by and among Acreage IP Holdings, LLC and IP Investment Company, LLC	10-K	000-56021	4.6	5/29/2020
4.7	Guaranty, dated March 11, 2020, of Acreage IP Holdings, LLC to IP Investment Company, LLC.	10-K	000-56021	4.7	5/29/2020
4.8	Second Amending Agreement, effective March 11, 2020.	10-K	000-56021	4.8	5/29/2020
4.9	Description of Securities	10-K	000-56021	4.9	5/29/2020
10.1	Acreage Holdings, Inc. Omnibus Incentive Plan, as amended and restated August 19, 2019.+	10-K	000-56021	10.1	5/29/2020
10.2	Form of Stock Option Award Agreement.+	10-K	000-56021	10.2	5/29/2020
10.3	Form of Restricted Stock Award Agreement.+	10-K	000-56021	10.3	5/29/2020
10.4	Form of Indemnity Agreement.	10-K	000-56021	10.4	5/29/2020
10.5	Third Amended and Restated Limited Liability Agreement, dated November 14, 2018.	40-F	000-56021	99.42	1/29/2019
10.6	First Amendment to Third Amended and Restated Limited Liability Agreement, dated November 14, 2018, dated May 10, 2019.	10-K	000-56021	10.6	5/29/2020
10.7	Second Amendment to Third Amended and Restated Limited Liability Agreement, dated November 14, 2018, dated June 27, 2019.	10-K	000-56021	10.7	5/29/2020
10.8	Tax Receivables Agreement, by and among Acreage Holdings America, Inc., High Street Capital Partners, LLC and the members of the High Street Capital Partners, LLC, dated November 14, 2018.	40-F	000-56021	99.43	1/29/2019
10.9	Coattail Agreement, between Acreage Holdings, Inc. and Odyssey Trust Fund, dated November 14, 2018.	40-F	000-56021	99.41	1/29/2019
10.10	Support Agreement, between Acreage Holdings, Inc. and Acreage Holdings WC, Inc., dated November 14, 2018.	40-F	000-56021	99.44	1/29/2019
10.11	Support Agreement, by and among Acreage Holdings, Inc., Acreage Holdings America, Inc. and High Street Capital Partners, dated November 14, 2018.	40-F	000-56021	99.45	1/29/2019
21.1	Subsidiaries as of December 31, 2019.	10-K	000-56021	21.1	5/29/2020
23.1	Consent of Marcum LLP, the Independent Registered Public Accounting Firm of Acreage Holdings, Inc.	10-K	000-56021	23.1	5/29/2020

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
24.1	Power of Attorney.	10-K	000-56021	24.1	5/29/2020
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	000-56021	31.1	5/29/2020
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	000-56021	31.2	5/29/2020
31.3	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.4	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	10-K	000-56021	32.1	5/29/2020
101	Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2017, 2018, 2019, (ii) Consolidated Balance Sheets at December 31, 2018 and 2019, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2018 and 2019, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2018 and 2019, and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2019.	10-K	000-56021	101	5/29/2020	X

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
Date: August 14, 2020

Acreage Holdings, Inc.

By:	/s/ Glen Leibowitz
Glen Leibowitz
Chief Financial Officer