Form 10-Q
period 2020-06-30
Acreage Holdings, Inc.
filed 2020-08-14
CIK 1762359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

As of August 11, 2020, there were 99,860,761 Subordinate Voting Shares, as converted, issued and outstanding.

TABLE OF CONTENTS
Acreage Holdings, Inc.
Form 10-Q
For the Three and Six Months Ended June 30, 2020

ACREAGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

PART I
Item 1. Financial Statements and Supplementary Data.

(in thousands)	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$13,979	$26,505
Restricted cash	22,095	95
Inventory	21,344	18,083
Notes receivable, current	2,094	2,146
Assets held-for-sale	68,040	—
Other current assets	11,811	8,506
Total current assets	139,363	55,335
Long-term investments	4,711	4,499
Notes receivable, non-current	94,302	79,479
Capital assets, net	96,819	106,047
Operating lease right-of-use assets	36,280	51,950
Intangible assets, net	145,660	285,972
Goodwill	26,675	105,757
Other non-current assets	3,401	2,638
Total non-current assets	407,848	636,342
TOTAL ASSETS	$547,211	$691,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$27,593	$32,459
Taxes payable	10,365	4,740
Interest payable	1,020	291
Operating lease liability, current	2,283	2,759
Debt, current	47,009	15,300
Liabilities related to assets held-for-sale	26,352	—
Other current liabilities	6,643	1,604
Total current liabilities	121,265	57,153
Debt, non-current	43,859	28,186
Operating lease liability, non-current	35,058	47,522
Deferred tax liability	35,472	63,997
Other liabilities	2	25
Total non-current liabilities	114,391	139,730
TOTAL LIABILITIES	235,656	196,883
Commitments and contingencies (Note 13)
Common stock, no par value (Note 11) - unlimited authorized, 98,566 and 90,646 issued and outstanding, respectively	—	—
Additional paid-in capital	693,425	615,678
Treasury stock, 842 SVS held in treasury	(21,054)	(21,054)
Accumulated deficit	(397,763)	(188,617)
Total Acreage Shareholders' equity	274,608	406,007
Non-controlling interests	36,947	88,787
TOTAL EQUITY	311,555	494,794

TOTAL LIABILITIES AND EQUITY	$547,211	$691,677

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
REVENUE
Retail revenue, net	$19,875	$13,351	$37,448	$23,260
Wholesale revenue, net	7,167	4,128	13,715	6,943
Other revenue, net	30	266	134	439
Total revenues, net	27,072	17,745	51,297	30,642
Cost of goods sold, retail	(11,981)	(8,193)	(22,870)	(14,074)
Cost of goods sold, wholesale	(3,880)	(1,939)	(7,262)	(3,635)
Total cost of goods sold	(15,861)	(10,132)	(30,132)	(17,709)
Gross profit	11,211	7,613	21,165	12,933

OPERATING EXPENSES
General and administrative	12,386	17,904	25,418	28,062
Compensation expense	7,957	11,252	22,434	17,741
Equity-based compensation expense	20,187	20,693	54,924	39,670
Marketing	481	1,201	1,468	2,002
Loss on impairment	—	—	187,775	—
Loss on notes receivable	—	—	8,161	—
Write down of assets held-for-sale	8,110	—	8,110	—
Depreciation and amortization	1,425	2,223	3,492	3,131
Total operating expenses	50,546	53,273	311,782	90,606

Net operating loss	$(39,335)	$(45,660)	$(290,617)	$(77,673)

Income (loss) from investments, net	4	(499)	238	2,228
Interest income from loans receivable	1,830	1,001	3,477	1,731
Interest expense	(3,733)	(131)	(4,959)	(249)
Other loss, net	(23)	(2,400)	(197)	(2,308)
Total other (loss) income	(1,922)	(2,029)	(1,441)	1,402

Loss before income taxes	$(41,257)	$(47,689)	$(292,058)	$(76,271)

Income tax (expense) benefit	(3,113)	(1,576)	25,459	(3,798)

Net loss	$(44,370)	$(49,265)	$(266,599)	$(80,069)

Less: net loss attributable to non-controlling interests	(7,178)	(11,724)	(57,453)	(19,151)

Net loss attributable to Acreage Holdings, Inc.	$(37,192)	$(37,541)	$(209,146)	$(60,918)

Net loss per share attributable to Acreage Holdings, Inc. - basic and diluted:	$(0.38)	$(0.44)	$(2.19)	$(0.74)

Weighted average shares outstanding - basic and diluted	98,444	85,640	95,688	82,557

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity	Non-controlling Interests	Total Equity
December 31, 2018	—	79,164	$414,757	$(21,054)	$(38,349)	$355,354	$130,922	$486,276
Issuances for business acquisitions/purchases of intangible assets	—	211	3,948	—	—	3,948	4,000	7,948
NCI adjustments for changes in ownership	—	643	3,640	—	—	3,640	(3,640)	—
Other equity transactions	—	12	264	—	—	264	—	264
Equity-based compensation expense and related issuances	—	190	16,187	—	—	16,187	—	16,187
Net loss	—	—	—	—	(23,377)	(23,377)	(7,427)	(30,804)
March 31, 2019	—	80,220	$438,796	$(21,054)	$(61,726)	$356,016	$123,855	$479,871
Issuances for business acquisitions/purchases of intangible assets	—	4,770	95,266	—	—	95,266	356	95,622
NCI adjustments for changes in ownership	—	388	(15,820)	—	—	(15,820)	15,820	—
Capital distributions, net	—	—	—	—	—	—	(4,298)	(4,298)
Other equity transactions	—	294	5,201	—	—	5,201	—	5,201
Equity-based compensation expense and related issuances	—	288	15,574	—	—	15,574	—	15,574
Net loss	—	—	—	—	(37,541)	(37,541)	(11,724)	(49,265)
June 30, 2019	—	85,960	$539,017	$(21,054)	$(99,267)	$418,696	$124,009	$542,705

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity	Non-controlling Interests	Total Equity
December 31, 2019	—	90,646	$615,678	$(21,054)	$(188,617)	$406,007	$88,787	$494,794
Issuances for private placement	—	6,085	27,887	—	—	27,887	—	27,887
NCI adjustments for changes in ownership	—	113	(6,564)	—	—	(6,564)	6,564	—
Capital distributions, net	—	—	—	—	—	—	(18)	(18)
Equity-based compensation expense and related issuances	—	586	34,737	—	—	34,737	—	34,737
Net loss	—	—	—	—	(171,954)	(171,954)	(50,275)	(222,229)
March 31, 2020	—	97,430	$671,738	$(21,054)	$(360,571)	$290,113	$45,058	$335,171
NCI adjustments for changes in ownership	3,861	272	977	—	—	977	(977)	—
Beneficial conversion feature on convertible note (See Note 10)	—	—	523	—	—	523	—	523
Other equity transactions	—	—	—	—	—	—	44	44
Equity-based compensation expense and related issuances	—	864	20,187	—	—	20,187	—	20,187
Net loss	—	—	—	—	(37,192)	(37,192)	(7,178)	(44,370)
June 30, 2020	3,861	98,566	$693,425	$(21,054)	$(397,763)	$274,608	$36,947	$311,555

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(266,599)	$(80,069)
Adjustments for:
Depreciation and amortization	3,492	3,131
Equity-settled expenses, including compensation	54,924	44,874
Gain on business divestiture	(217)	—
(Gain) loss on disposal of capital assets	(187)	84
Loss on impairment	187,775	—
Loss on notes receivable	8,161	—
Bad debt expense	172	—
Non-cash interest expense	2,353	—
Non-cash operating lease expense	947	538
Deferred tax benefit	(31,955)	(99)
Non-cash income from investments, net	(238)	(1,436)
Write-down of assets held-for-sale	8,110	—
Change, net of acquisitions in:
Inventory	(2,913)	(3,901)
Other assets	(1,522)	(2,926)
Interest receivable	(574)	(2,246)
Accounts payable and accrued liabilities	(7,849)	5,899
Taxes payable	6,083	(111)
Interest payable	729	(387)
Other liabilities	(10)	(597)
Net cash used in operating activities	$(39,318)	$(37,246)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital assets	$(7,880)	$(20,291)
Investments in notes receivable	(13,092)	(14,574)
Collection of notes receivable	192	3,024
Cash paid for long-term investments	—	(158)
Proceeds from business divestiture	997	—
Proceeds from sale of capital assets	1,102	162
Business acquisitions, net of cash acquired	(9,983)	(20,205)
Purchases of intangible assets	—	(56,497)
Deferred acquisition costs and deposits	—	(215)
Distributions from investments	26	—
Proceeds from purchase of short-term investments	—	149,828
Net cash (used in) provided by investing activities	$(28,638)	$41,074
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	5,000	—
Repayment of related party loan	(20,000)	—
Proceeds from financing	46,000	—
Deferred financing costs paid	(3,181)	—
Proceeds from issuance of private placement units, net	27,887	—
Collateral received from financing agreement	22,000	—
Settlement of taxes withheld	—	(7,909)
Repayment of debt	(276)	(12,075)
Capital distributions, net	—	(4,298)
Net cash provided by (used in) financing activities	$77,430	$(24,282)
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,474	$(20,454)
Cash, cash equivalents and restricted cash - Beginning of period	26,600	105,038
Cash, cash equivalents and restricted cash - End of period	$36,074	$84,584

	Six Months Ended June 30,
(in thousands)	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid - non-lease	$176	$588
Income taxes paid	525	4,006
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets not yet paid for	$4,635	$670
Issuance of Class D units for land	—	264
Exchange of intangible assets to notes receivable (Note 4)	18,800	—
Holdback of Maine HSCP notes receivable (Note 6)	917	—
Promissory note conversion to equity (Note 6)	10,087	—
Deferred tax liability related to business acquisition (Note 3)	3,425	—
Beneficial conversion feature (Note 10)	523	—

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

In response to the outbreak, governmental authorities in the United States, Canada and internationally have introduced various recommendations and measures to try to limit the pandemic, including travel restrictions, border closures, non-essential business closures, quarantines, self-isolations, shelters-in-place and social distancing. The COVID-19 outbreak and the response of governmental authorities to try to limit it are having a significant impact on the private sector and individuals, including unprecedented business, employment and economic disruptions. Management has been closely monitoring the impact of COVID-19, with a focus in the health and safety of our employees, business continuity and supporting our communities. We have implemented various measures to reduce the spread of the virus, including implementing social distancing measures at our cultivation facilities, manufacturing facilities, and dispensaries, enhancing cleaning protocols at such facilities and dispensaries and encouraging employees to adhere to preventative measures recommended by local, state, and federal health officials.

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

As reflected in the financial statements, the Company had an accumulated deficit as of June 30, 2020, as well as a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt about the Company’s ability to meet our obligations for the next twelve months from the date these financial statements were issued has been alleviated due to, but not limited to, (i) access to future capital commitments, (ii) continued sales growth from our consolidated operations, (iii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iv) restructuring plans that have already been put in place to improve the Company’s profitability (see Note 3) and (v) the Standby Equity Distribution Agreement described in Note 13 of the Unaudited Condensed Consolidated Financial Statements.

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
Restricted cash

Restricted cash represents funds contractually held for specific purposes (Refer to Note 10) and, as such, not available for general corporate purposes. Cash and restricted cash, as presented on the Statements of Cash Flows, consists of $13,979 and $22,095 as of June 30, 2020, respectively, and $26,505 and $95 as of December 31, 2019.

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

Accounting for warrants and convertible notes

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

The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The debt discounts under these arrangements are amortized over the earlier of (i) the term of the related debt using the straight line method which approximates the interest rate method or (ii) redemption of the debt. The amortization of debt discounts is included as a component of Interest expense in the accompanying Statements of Operations. Refer to Note 10.

Assets held for sale

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The Company classifies long-lived assets or disposal groups as held for sale in the period when the following held for sale criteria are met: (i) the Company commits to a plan to sell; (ii) the long-lived asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such long-lived assets or disposal groups; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale is probable within one year; (v) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In accordance with ASC 360-10, Property, Plant and Equipment, long-lived assets and disposal groups classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell.

Net loss per share

Net loss per share represents the net loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis. Basic and diluted loss per share are the same as of June 30, 2020 and 2019 as the issuance of shares upon conversion, exercise or vesting of outstanding units would be anti-dilutive in each period. There were 46,739 and 41,953 anti-dilutive shares outstanding as of June 30, 2020 and 2019, respectively. Refer to Note 16 for further details.
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
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which was subsequently revised by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-02 and ASU 2020-03. ASU 2016-13 introduces a new model for assessing impairment on most financial assets. Entities will be required to use a forward-looking expected loss model, which will replace the current incurred loss model, which will result in earlier recognition of allowance for losses. As an emerging growth company, the Company has elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Securities and Exchange Act of 1934. Accordingly, ASU 2016-13 will be effective for the Company’s first interim period of fiscal 2023, and the Company is currently evaluating the impact of the new standard.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

3.    ACQUISITIONS, DIVESTITURES AND ASSETS HELD FOR SALE
Acquisitions

During the three and six months ended June 30, 2020, the Company completed the following business combination below. The preliminary purchase price allocation is as follows:

Purchase Price Allocation	CCF (1)
Assets acquired:
Cash and cash equivalents	17
Inventory	1,969
Other current assets	3,164
Capital assets, net	4,173
Operating lease ROU assets	4,455
Goodwill	—
Intangible assets - cannabis licenses	15,247
Other non-current assets	10
Liabilities assumed:
Accounts payable and accrued liabilities	(228)
Taxes payable	(17)
Other current liabilities	(4,248)
Operating lease liability	(4,455)
Fair value of net assets acquired	20,087

Consideration paid:
Cash	10,000
Settlement of pre-existing relationship	10,087
Total consideration	20,087

(1) On June 26, 2020, the Company acquired 100% of Compassionate Care Foundation, Inc. (“CCF”), a New Jersey vertically integrated medical cannabis nonprofit corporation.

The settlement of pre-existing relationship included in the transaction price includes a $7,952 line of credit as well as interest receivable of $2,135 which were both previously recorded in Notes receivable, non-current in the Statements of Financial Position. The carrying value of these amounts approximated their fair value.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

During the six months ended June 30, 2019, the Company completed the following business combinations, and has allocated each purchase price as follows:

Purchase Price Allocation	Thames Valley (1)	NCC (2)	Form Factory (3)	Total
Assets acquired:
Cash and cash equivalents	$106	$696	$4,276	$5,078
Inventory	39	170	520	729
Other current assets	1	36	1,136	1,173
Capital assets, net	—	539	3,988	4,527
Operating lease ROU assets	—	—	10,477	10,477
Goodwill	3,594	4,196	66,127	73,917
Intangible assets - cannabis licenses	14,850	2,500	39,469	56,819
Intangible assets - customer relationships	—	—	4,600	4,600
Intangible assets - developed technology	—	—	3,100	3,100
Other non-current assets	—	25	406	431
Liabilities assumed:
Accounts payable and accrued liabilities	(121)	(24)	(1,572)	(1,717)
Other current liabilities	—	(621)	—	(621)
Debt	—	—	(494)	(494)
Operating lease liability	—	—	(10,477)	(10,477)
Deferred tax liability	(3,397)	(465)	(14,517)	(18,379)
Other liabilities	—	(175)	(23)	(198)
Fair value of net assets acquired	$15,072	$6,877	$107,016	$128,965

Consideration paid:
Cash	15,072	—	3,711	18,783
Deferred acquisition costs and deposits	—	100	—	100
Subordinate Voting Shares	—	3,948	95,266	99,214
Settlement of pre-existing relationship	—	830	8,039	8,869
Fair value of previously held interest	—	1,999	—	1,999
Total consideration	$15,072	$6,877	$107,016	$128,965

Subordinate Voting Shares issued	—	211	4,770	4,981

The operating results of the above acquisitions were not material to the periods presented.
(1) On January 29, 2019, the Company acquired 100% of Thames Valley Apothecary, LLC (“Thames Valley”), a dispensary license holder in Connecticut.
(2) On March 4, 2019, the Company acquired the remaining 70% ownership interest in NCC LLC (“NCC”), a dispensary license holder in Illinois. The market price used in valuing SVS issued was $18.70. As a result of this acquisition, the previously held interest in NCC was re-measured, resulting in a gain of $999, which was recorded in Income from investments, net in the Statements of Operations during the six months ended June 30, 2019.
The settlement of pre-existing relationship included in the transaction price includes a $550 promissory note receivable as well as an amount receivable of $280 which was previously recorded in Other current assets in the Statements of Financial Position. The carrying value of these amounts approximated their fair value.

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

The Company also recorded an expense of $2,139 in the Statements of Operations for the six months ended June 30, 2019 in connection with the acquisition of Form Factory that represents stock compensation fully vested on the acquisition date. 86 SVS valued at $1,753 were issued and recorded in Other equity transactions on the Statements of Shareholders’ Equity, with the remainder settled in cash.

The settlement of pre-existing relationship included in the transaction price included a $7,924 promissory note receivable and $115 of interest receivable. The carrying value of these amounts approximated their fair value.

Deferred acquisition costs and deposits

The Company makes advance payments to certain acquisition targets for which the transfer is pending certain regulatory approvals prior to the acquisition date.
As of June 30, 2020 and December 31, 2019, the Company had no deferred acquisition costs outstanding.

Divestitures

On May 8, 2020, the Company sold all equity interests in Acreage North Dakota, LLC, a medical cannabis dispensary holder and operator, for $1,000. This resulted in a gain on sale of $217 recorded in Other loss, net on the Statements of Operations for the three and six months ended June 30, 2020.

Assets Held for Sale

On June 30, 2020, the Company determined certain businesses and assets met the held-for-sale criteria. The Company has identified the following businesses as their separate disposal groups: Acreage Florida, Inc., Kanna, Inc., Maryland Medicinal Research & Caring, LLC (“MMRC”) and certain Oregon entities comprising HSCP Oregon, LLC, 22nd & Burn, Inc., The Firestation 23, Inc., East 11th Incorporated. As a further disposal group, the Company has identified certain assets owned in Michigan as held-for-sale.

In accordance to ASC 205-20-45 - Discontinued Operations, a disposal of a component of an entity shall be reported in discontinued operations if the divestiture represents a strategic shift that will have a major effect on the entity’s operations and financial results. Management determined that the expected divestitures will not represent a strategic shift that will have a major effect on the Company’s operations and financial results and thus will not report the expected divestitures of these assets as discontinued operations.

Upon classification of the disposal groups as held for sale, the Company tested each disposal group for impairment and recognized a charge of $8,110 within Write down of assets held-for-sale on the Statements of Operations for the three and six months ended June 30, 2020 to write the disposal groups down to its fair value less costs to sell. Additionally, all assets and liabilities determined within these disposal groups were transferred into Assets held-for-sale and Liabilities related to assets held-for-sale on the Statements of Financial Position, respectively as of June 30, 2020 from each of their previous respective financial statement captions. Refer to table below for further details.

The preliminary fair values of the major classes of assets and liabilities of the businesses and assets classified as held-for-sale on our Statements of Financial Position are presented below and are subject to change based on developments during the sales process.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

	June 30, 2020
	Acreage Florida, Inc.	Kanna, Inc.	MMRC(1)	Michigan	Oregon	Total
Inventory	$1,017	$—	$30	$—	$1,657	$2,704
Notes receivable, current	—	—	—	—	64	64
Other current assets	90	—	46	—	1	137
Total current assets classified as held-for-sale	1,107	—	76	—	1,722	2,905
Capital assets, net	6,480	1,172	286	7,469	2,951	18,358
Operating lease right-of-use assets	11,725	2,209	362	—	2,328	16,624
Intangible assets, net	26,190	970	801	—	—	27,961
Goodwill	—	—	—	—	2,192	2,192
Total assets classified as held for sale	$45,502	$4,351	$1,525	$7,469	$9,193	$68,040

Accounts payable and accrued liabilities	$(1,281)	$(361)	$(50)	$—	$(308)	$(2,000)
Taxes payable	(7)	1	—	—	(469)	(475)
Operating lease liability, current	(501)	(373)	(29)	—	(323)	(1,226)
Other current liabilities	(161)	—	—	—	3	(158)
Total current liabilities classified as held-for-sale	(1,950)	(733)	(79)	—	(1,097)	(3,859)
Debt, non-current	(3,799)	—	—	—	—	(3,799)
Operating lease liability, non-current	(14,348)	(1,879)	(342)	—	(2,130)	(18,699)
Deferred tax liabilities	—	—	—	—	5	5
Total liabilities classified as held-for-sale	$(20,097)	$(2,612)	$(421)	$—	$(3,222)	$(26,352)

(1) On August 11, 2020, the Company entered into a transaction of sale for MMRC for $1,500. Refer to Note 17 for further information.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

4.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets
The following table details our intangible asset balances by major asset classes:

Intangibles	June 30, 2020	December 31, 2019
Finite-lived intangible assets:
Management contracts	$19,580	$52,438
Customer relationships	—	4,600
Developed technology	—	3,100
	19,580	60,138
Accumulated amortization on finite-lived intangible assets:
Management contracts	(4,180)	(5,750)
Customer relationships	—	(649)
Developed technology	—	(114)
	(4,180)	(6,513)
Finite-lived intangible assets, net	15,400	53,625

Indefinite-lived intangible assets
Cannabis licenses	130,260	232,347

Total intangibles, net	$145,660	$285,972

The intangible assets balance as of June 30, 2020 excludes intangible assets reclassified to assets held for sale. Refer to Note 3 for further information. The average useful life of finite-lived intangible assets ranges from six to nine years.

Impairment of intangible assets

In December 2019, a novel strain of coronavirus emerged in Wuhan, China, which since then, has spread worldwide. As a result of the recent global economic impact and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing.

During the six months ended June 30, 2020, the Company performed a quantitative analysis and concluded certain of the indefinite-lived cannabis licenses had a fair value below the carrying value. Accordingly, during the six months ended June 30, 2020 and 2019, the Company recognized impairment charges of $92,798 and nil, respectively, with respect to its indefinite-lived intangible assets at Acreage Florida, Inc., Form Factory Holdings, LLC and Kanna, Inc. The charge is recognized in Loss on impairment on the Statements of Operations.

The Company evaluated the recoverability of the related finite-lived intangible assets to be held and used by comparing the carrying amount of the assets to the future net undiscounted cash flows expected to be generated by the assets, or comparable market sales data to determine if the carrying value is recoverable. During the six months ended June 30, 2020 and 2019, the Company recognized impairment charges of $8,324 and nil, respectively, with respect to its finite-lived intangible assets at Form Factory and CWG Botanicals, Inc. The charge is recognized in Loss on impairment on the Statements of Operations.

These impairments resulted in the recognition of a tax provision benefit and an associated reversal of deferred tax liabilities of $31,316 and $31,398 during the three and six months ended June 30, 2020, respectively.

WCM Refinancing

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

On March 6, 2020, the Company closed on a refinancing, transaction and conversion related to Northeast Patients Group, operating as Wellness Connection of Maine (“WCM”), a medical cannabis business in Maine, resulting in ownership of WCM by three individuals. In connection with the transaction, WCM converted from a non-profit corporation to a for-profit corporation. Refer to Note 6 for further details. Concurrently, a portion of the management contract was converted into a promissory note of $18,800 in Notes receivable, non-current on the Statements of Financial Position in exchange for the previously held management contract. An impairment was determined as the differential between the net carrying value of the previously held management contract and the promissory note received in exchange. This resulted in an impairment loss to finite-lived intangible assets of $9,395 in Loss on impairment on the Statements of Operations for the six months ended June 30, 2020.
Amortization expense recorded during the three and six months ended June 30, 2020 was $542 and $1,707, respectively. Amortization expense recorded during the three and six months ended June 30, 2019 was $1,674 and $2,335, respectively.
Expected annual amortization expense for existing intangible assets subject to amortization at June 30, 2020 is as follows for each of the next five fiscal years:

Amortization of Intangibles	2020	2021	2022	2023	2024
Amortization expense	$1,082	$2,164	$2,164	$2,164	$2,164

Goodwill
The following table details the changes in the carrying amount of goodwill:

Goodwill	Total
December 31, 2019	$105,757
Acquisitions	—
Impairment	(76,890)
Less: Goodwill held for sale	(2,192)
June 30, 2020	$26,675

Also as a result of the recent global economic impact and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing.
During the six months ended June 30, 2020 and 2019, the Company recognized impairment charges of $65,304 and nil, respectively, with respect to its goodwill related to Form Factory. The Company applied the DCF approach to determine the fair value of Form Factory. The charge is recognized in Loss on impairment on the Statements of Operations.

Pursuant to the WCM refinancing described above, the Company recognized an impairment loss to goodwill of $11,586 on Loss of impairment on the Statements of Operations for the six months ended June 30, 2020. This was determined as the differential between the net carrying value of the previously held management contract and the promissory note received in exchange.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

5.    INVESTMENTS
The carrying values of the Company’s investments in the Statements of Financial Position as of June 30, 2020 and December 31, 2019 are as follows:

Investments	June 30, 2020	December 31, 2019
Investments held at FV-NI	4,613	4,376
Equity method investments	98	123
Total long-term investments	$4,711	$4,499

Income (loss) from investments, net in the Statements of Operations during the three and six months ended June 30, 2020 and 2019 is as follows:

Investment income	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Short-term investments	$—	$238	$—	$738
Investments held at FV-NI	23	(737)	263	466
Equity method investments	(19)	—	(25)	1,024
Income (loss) from investments, net	$4	$(499)	$238	$2,228

Short-term investments

The Company from time to time invests in U.S. Treasury bills which are classified as held-to-maturity and measured at amortized cost. These range in original maturity from three to six months, and bear interest ranging from 2.2% - 2.4%. During the six months ended June 30, 2019, short-term investments in U.S. Treasury bills in the amount of $149,828 matured.
Investments held at FV-NI

The Company has investments in equity of several companies that do not result in significant influence or control. These investments are carried at fair value, with gains and losses recognized in the Statements of Operations.
Equity method investments

The Company accounts for investments in which it can exert significant influence but does not control as equity method investments. As of June 30, 2020 and December 31, 2019, the Company’s equity method investments were not deemed significant to the Company’s Financial Statements and as such, additional disclosure is omitted.

6.     NOTES RECEIVABLE

Notes receivable as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Notes receivable	$92,344	$75,851
Interest receivable	4,052	5,774
Total notes receivable	$96,396	$81,625
Less: Notes receivable, current	2,094	2,146
Notes receivable, non-current	$94,302	$79,479

Interest income on notes receivable during the three and six months ended June 30, 2020 totaled $1,830 and $3,477, respectively. Interest income on notes receivable during the three and six months ended June 30, 2019 totaled $1,001 and $1,731, respectively.
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
In order to fund the transaction of WCM, the Company created a new Maine corporation, named Maine HSCP, Inc. (“Maine HSCP”). At closing, the Company contributed $5,700 to Maine HSCP, and then sold 900 shares of Maine HSCP, constituting all of the outstanding equity interests of Maine HSCP, to three qualifying individuals in exchange for promissory notes of $1,900 each. Each note is secured by a pledge of the shares in Maine HSCP, and payment of the note is to be made solely from dividends paid to the shareholder by Maine HSCP, except for amounts to be paid to the shareholder to cover tax obligations. As of June 30, 2020, the Company recorded a holdback reserve of $917 for the State of Maine as a result of finalization of valuation by the State. The Company has the option, exercisable at any time, to buy back the shares, at the higher of fair market value or the remaining balance under the promissory notes. The individuals also have the right at any time to put the shares to the Company on the same terms. The net equity impact to the Company was nil, and the option described above is only redeemable if permissible pursuant to Maine regulations.
On July 1, 2019, the Company entered into $8,000 convertible note receivable with a west coast social equity program. Upon certain conditions related to a subsequent capital raise, the Company will obtain the right to convert its financing receivable to an ownership interest. The line of credit matures in June 2022 and bears interest at a rate of 8% per annum. During the six months ended June 30, 2020, the Company wrote off the note receivable and the accrued interest of $8,000 and $161, respectively, as the Company determined that the note was not collectible and recorded a loss on notes receivable of $8,161.
The Company provides revolving lines of credit to several entities under management services agreements which are included in notes receivable. The relevant terms and balances are detailed below.

Lines of Credit			Balance as of
Counterparty	Maximum Obligation	Interest Rate	June 30, 2020	December 31, 2019
Greenleaf (1)	$29,286	3.25% - 4.75%	$28,336	$22,569
CWG Botanicals, Inc. ("CWG") (2)	12,000	8%	9,767	9,152
Compassionate Care Foundation, Inc. (“CCF”) (3)	12,500	18%	—	7,152
Prime Alternative Treatment Center, Inc. ("PATC") (4)	4,650	15%	4,650	4,650
Patient Centric of Martha’s Vineyard, Ltd. (“PCMV”) (5)	9,000	15%	6,069	5,758
Health Circle, Inc. (6)	8,000	15%	4,331	3,988
Total	$75,436		$53,153	$53,269

(1) During the year ended December 31, 2018, the Company extended lines of credit to Greenleaf Apothecaries, LLC, Greenleaf Therapeutics, LLC and Greenleaf Gardens, LLC (together “Greenleaf”), which mature in June 2023.
(2) The revolving line of credit due from CWG matures in December 2021.
(3) In September 2018, the Company entered into a management agreement to provide certain advisory and consulting services to CCF for a monthly fee based on product sales.
On November 15, 2019, certain changes in New Jersey state laws occurred to allow for-profit entities to hold cannabis licenses and certain regulatory approvals. Accordingly, the Company entered into a Reorganization Agreement with CCF, whereby the management agreement will terminate and any outstanding obligations on the line of credit will convert to a direct ownership interest in CCF, which will convert to a for-profit entity. On June 26, 2020, the transactions contemplated by the Reorganization Agreement closed and the line of credit converted into equity in CCF’s successor entity. Please see Note 3 for additional details.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

(6) Health Circle, Inc. is a non-profit license holder in Massachusetts that formerly had a services agreement with the Company’s consolidated subsidiary MA RMDS SVCS, LCC. The line of credit matures in November 2032. The services agreement was terminated in February 2020.

7.    CAPITAL ASSETS, net
Net property and equipment consisted of:

	June 30, 2020	December 31, 2019
Land (1)	$6,490	$9,839
Building	34,366	34,522
Right-of-use asset, finance leases	5,954	5,954
Construction in progress	14,737	17,288
Furniture, fixtures and equipment	19,041	21,019
Leasehold improvements	23,398	22,682
Capital assets, gross	$103,986	$111,304
Less: accumulated depreciation	(7,167)	(5,257)
Capital assets, net	$96,819	$106,047

Depreciation of capital assets for the three and six months ended June 30, 2020 include $883 and $1,785 of depreciation expense, and $728 and $1,328, that was capitalized to inventory, respectively. Depreciation of capital assets for the three and six months ended June 30, 2019 include $549 and $796 of depreciation expense, and $421 and $831, that was capitalized to inventory, respectively.

(1)
On May 8, 2020, the Company sold a parcel of land for a sale price of $1,081. In connection with the transaction, the Company recorded a $280 gain on sale at Other loss, net on the Statements of Operations.

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

Balance Sheet Information	Classification	June 30, 2020	December 31, 2019
Right-of-use assets
Operating	Operating lease right-of-use assets	$36,280	$51,950
Finance	Capital assets, net	5,657	5,832
Total right-of-use assets		$41,937	$57,782

Lease liabilities
Current
Operating	Operating lease liability, current	$2,283	$2,759
Financing	Debt, current	73	49
Non-current
Operating	Operating lease liability, non-current	35,058	47,522
Financing	Debt, non-current	5,925	6,083
Total lease liabilities		$43,339	$56,413

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Statement of Operations Information	Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Short-term lease expense	General and administrative	$354	$188	$671	$486
Operating lease expense	General and administrative	2,430	1,012	4,450	1,968
Finance lease expense:
Amortization of right of use asset	Depreciation and amortization	89	17	(6)	19
Interest expense on lease liabilities	Interest expense	216	25	431	38
Sublease income	Other loss, net	—	(5)	(16)	(48)
Net lease cost		$2,735	$1,049	$4,859	$1,977

Statement of Cash Flows Information	Classification	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for operating leases	Net cash used in operating activities	$3,503	$1,430
Cash paid for finance leases - interest	Net cash used in operating activities	$403	$38

The following represents the Company’s future minimum payments required under existing leases with initial terms of one year or more as of June 30, 2020:

Maturity of lease liabilities	Operating Leases	Finance Leases
2020 (1)	$9,218	$863
2021	6,186	883
2022	6,043	904
2023	6,207	925
2024	6,374	923
Thereafter	29,472	18,286
Total lease payments	$63,500	$22,784
Less: imputed interest	24,935	16,786
Present value of lease liabilities	$38,565	$5,998

Weighted average remaining lease term (years)	10	23
Weighted average discount rate	11%	14%
(1) Includes minimum payments under existing operating leases currently classified as held-for-sale (Refer to Note 3 for details).

As of June 30, 2020, there have been no leases entered into that have not yet commenced.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

9.    INVENTORY

	June 30, 2020	December 31, 2019
Retail inventory	$1,369	$1,784
Wholesale inventory	16,039	11,993
Cultivation inventory	2,364	3,021
Supplies & other	1,572	1,285
Total	$21,344	$18,083

10.    DEBT
The Company’s debt balances consist of the following:

Debt balances	June 30, 2020	December 31, 2019
NCCRE loan	$481	$492
Seller’s notes	2,679	2,810
Related party debt	—	15,000
Financing liability (related party)	15,253	19,052
Finance lease liabilities	5,998	6,132
SAF loan	19,638	—
SAF loan collateral (related party)	23,358	—
Convertible note, net of debt discount	9,288	—
Bridge loan	14,173	—
Total debt	$90,868	$43,486
Less: current portion of debt	47,009	15,300

Total long-term debt	$43,859	$28,186
The interest expense related to the Company’s debt during the three and six months ended June 30, 2020 and 2019 consists of the following:

Interest Expense	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NCCRE loan	$4	$5	$9	$10
Seller’s notes	72	101	144	201
Interest expense on financing liability	707	—	1,298	—
Interest expense on finance lease liability	216	25	431	38
Interest expense on SAF loan	387	—	476	—
Interest expense on SAF loan collateral (related party)	1,103	—	1,357	—
Interest expense on convertible note	753	—	753	—
Interest expense on bridge loan	491	—	491	—
Total interest expense	$3,733	$131	$4,959	$249

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
Related party debt

During the year ended December 31, 2019, Kevin Murphy, the Chairman of the board of directors, made a non-interest bearing loan of $15,000 to Acreage. In January 2020, he made an additional loan of $5,000 to Acreage. These amounts were subsequently repaid in March 2020.
Financing liability

In connection with the Company’s failed sale-leaseback transaction, a financing liability was recognized equal to the cash proceeds received. The Company will recognize the cash payments made on the lease as interest expense, and the principal will be derecognized upon expiration of the lease.
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
Also on March 11, 2020, the Company closed $22,000 in borrowings pursuant to a loan transaction with IP Investment Company, LLC (the “Lender”). The maturity date is 366 days from the closing date of the loan transaction. The Company will pay monthly interest on the collateral in the form of 27 SVS through the maturity date. The Lender may put any unsold interest shares to the Company upon maturity at a price of $4.50 per share. Kevin Murphy, the Chairman of the board of directors, loaned $21,000 of the $22,000 borrowed by the Company to the Lender. The loan is secured by the non-U.S. intellectual property assets, a cannabis state license and 12,000 SVS shares of the Company.
The Company has determined such interest on collateral to be a mandatorily redeemable financial instrument that is recorded as a liability in accordance with ASC 480 - Distinguishing liabilities from equity (“ASC 480”). The liability is calculated based upon the share interest multiplied by the maturity price of $4.50 per share. The liability amounted to $682 as of June 30, 2020 and was recorded in Debt, current within the Statements of Financial Position.
Convertible note

On May 29, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Company sold and issued $11,000 in principal amount under a secured convertible debenture, with gross proceeds to the Company of $10,000 before transaction fees (the “Convertible Debenture”).

The Convertible Debenture bears interest at 15% per annum and is secured by the Company’s medical cannabis dispensaries in Connecticut. The Convertible Debenture is convertible by the holder in whole or in part after September 30, 2020. Prior to September 30, 2020, the holder may convert only up to $550 of principal amount. The Convertible Debenture may not be converted to SVS to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding SVS. The Convertible Debenture is convertible into Class A Subordinate Voting Shares of the Company at a conversion price of $1.68 per share, subject to the conversion limitations described above.

The maturity date is the earlier of (i) May 29, 2021 or (ii) on the consummation of one or more debt, equity or a combination of debt and equity financing transactions in which the Company receives gross proceeds of $40,000 or more. Management has

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

accordingly accreted all discounts over the period through September 30, 2020, at which point the full redemption of the principal balance is expected to occur.

The Company recorded beneficial conversion of $523, representing 5% of the principal amount which is currently convertible in Share Capital in the Statements of Shareholders’ Equity, and an equivalent discount was recorded against the carrying value of the Convertible Debenture. The beneficial conversion feature was determined in accordance with ASC 470-20 - Debt with conversion and other options and is calculated at its intrinsic value being the difference between the conversion price and the fair value of the common stock into which the debt is convertible at the commitment date, being $3.28 per share, multiplied by the number of shares into which the debt is convertible. The Company has the right to redeem up to 95% of the principal amount on or prior to September 29, 2020 without penalty. Pursuant to the redemption prior to September 29, 2020, the remaining 95% of the principal amount is classified as having a contingent beneficial conversion feature, valued at $9,026 as of June 30, 2020. The excess of the fair value that the holder would receive at conversion over the proceeds received is $10,852 as of June 30, 2020.

The Company determined the conversion feature above does not meet the characteristics of a derivative instrument in accordance with ASC 815 - Derivatives and Hedging (“ASC 815”), as the conversion feature is indexed to its own stock and is classified under Share Capital in the Statements of Stockholders’ Equity. As such, there was no derivative liability associated with the Convertible Debenture under ASC 815.

For the three and six months ended June 30, 2020, the Company recorded amortization of debt discount of $402.

Pursuant to the Securities Purchase Agreement, the Company has reserved 7,530 SVS for issuance exclusively upon conversion of the Convertible Debenture as of June 30, 2020.

Secured Bridge Loan

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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

11.    SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
The table below details the change in Pubco shares outstanding by class for the six months ended June 30, 2020:

Shareholders’ Equity	Subordinate Voting Shares	Subordinate Voting Shares Held in Treasury	Proportionate Voting Shares (as converted)	Multiple Voting Shares	Total Shares Outstanding
December 31, 2019	68,177	(842)	23,143	168	90,646
Issuances	7,535	—	—	—	7,535
NCI conversions	385	—	—	—	385
PVS conversions	883	—	(883)	—	—
June 30, 2020	76,980	(842)	22,260	168	98,566

The table below details the change in Pubco shares outstanding by class for the six months ended June 30, 2019:

Shareholders’ Equity	Subordinate Voting Shares	Subordinate Voting Shares Held in Treasury	Proportionate Voting Shares (as converted)	Multiple Voting Shares	Total Shares Outstanding
December 31, 2018	21,943	(842)	57,895	168	79,164
Issuances	5,765	—	—	—	5,765
NCI conversions	1,031	—	—	—	1,031
PVS conversions	32,167	—	(32,167)	—	—
June 30, 2019	60,906	(842)	25,728	168	85,960

During the six months ended June 30, 2019, the Company issued 208 SVS as compensation for consulting services expense of $3,424, respectively, recorded in Other equity transactions on the Statements of Shareholders’ Equity.
Warrants
A summary of the warrants activity outstanding is as follows:

Warrants	Six Months Ended June 30,
	2020	2019
Beginning balance	2,040	2,259
Granted	6,085	4
Expired	(4)	—
Ending balance	8,121	2,263

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
The exercise price of all other warrants outstanding as of June 30, 2020 is $25 per share.
The weighted-average remaining contractual life of the warrants outstanding is approximately 4 years. There was no aggregate intrinsic value for warrants outstanding as of June 30, 2020.
During the six months ended June 30, 2019, the Company issued 4 warrants with a weighted-average grant date fair value of $6.74 per share, and an expense of $27 was recorded in General and administrative expenses in the Statements of Operations.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The exercise price of all warrants outstanding as of June 30, 2019 was $25 per share, and the weighted-average remaining contractual life of the warrants outstanding is approximately 2 years. There was no aggregate intrinsic value for warrants outstanding as of June 30, 2019.
Non-controlling interests - convertible units
The Company has NCIs in consolidated subsidiaries USCo2 and HSCP. The non-voting shares of USCo2 and HSCP units make up substantially all of the NCI balance as of June 30, 2020 and are convertible for either one Subordinate Voting Share of Pubco or cash, as determined by the Company. Summarized financial information of HSCP is presented below. USCo2 does not have discrete financial information separate from HSCP.

HSCP net asset reconciliation	June 30, 2020	December 31, 2019
Current assets	$134,934	$55,296
Non-current assets	405,609	584,812
Current liabilities	(108,412)	(46,434)
Non-current liabilities	(73,471)	(75,219)
Other NCI balances	(539)	(1,041)
Accumulated equity-settled expenses	(168,498)	(111,934)
Net assets	$189,623	$405,480
HSCP/USCo2 ownership % of HSCP	19.2%	21.64%
Net assets allocated to USCo2/HSCP	$36,408	$87,746
Net assets attributable to other NCIs	539	1,041
Total NCI	$36,947	$88,787

	Three Months Ended June 30,		Six Months Ended June 30,
HSCP Summarized Statement of Operations	2020	2019	2020	2019
Net loss allocable to HSCP/USCo2	(41,867)	(48,059)	(277,070)	(77,017)
HSCP/USCo2 weighted average ownership % of HSCP	17.18%	24.40%	20.55%	24.86%
Net loss allocated to HSCP/USCo2	(7,193)	(11,724)	(56,938)	(19,146)
Net loss allocated to other NCIs	15	—	(515)	(5)
Net loss attributable to NCIs	(7,178)	(11,724)	(57,453)	(19,151)

As of June 30, 2020, USCo2’s non-voting shares owned approximately 0.57% of HSCP units. USCo2’s capital structure is comprised of voting shares (approximately 70%), all of which are held by the Company, and of non-voting shares (approximately 30%) held by certain former HSCP members. Certain executive employees and profits interests holders own approximately 18.63% of HSCP units. The remaining 80.80% interest in HSCP is held by USCo and represents the members’ equity attributable to shareholders of the parent.
During the six months ended June 30, 2020 and 2019, the Company had several transactions with HSCP and USCo2 that changed its ownership interest in the subsidiaries but did not result in loss of control. These transactions included business acquisitions and the redemption of HSCP and USCo2 convertible units for Pubco shares (as shown in the table below), and resulted in a $5,587 and $12,180 allocation from NCI to shareholders' equity for the six months ended June 30, 2020 and 2019, respectively.
During the three and six months ended June 30, 2020, Pubco, by way of Acreage CCF New Jersey, LLC, acquired 100% of the operations of CCF for total consideration of $20,087. (Refer to Note 3 for further information). Pursuant to the acquisition, Pubco subsequently transferred the ownership of Acreage CCF New Jersey, LLC to HSCP by way of issuance of $10,000 HSCP units at closing price.
During the six months ended June 30, 2019, the Company made cash payments in the amount of $4,278 to HSCP and USCo2 unit holders in satisfaction of redemption requests the Company chose to settle in cash, as well as for LLC unitholders tax liabilities in accordance with the HSCP operating agreement.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

A reconciliation of the beginning and ending amounts of convertible units is as follows:

	Six Months Ended June 30,
Convertible Units	2020	2019
Beginning balance	25,035	27,340
Issuance of NCI units	—	198
Vested LLC C-1s canceled	(1,310)	(126)
LLC C-1s vested	1,000	625
NCI units settled in cash	—	(58)
NCI units converted to Pubco	(385)	(1,027)
Ending balance	24,340	26,952

12.    EQUITY-BASED COMPENSATION EXPENSE
Equity-based compensation expense recognized in the Statements of Operations for the periods presented is as follows:

Equity-based compensation expense	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Equity-based compensation - Plan	$11,302	$15,674	$25,781	$34,555
Equity-based compensation - Plan (CGC Awards)	7,181	314	11,992	314
Equity-based compensation - other	1,704	4,705	17,151	4,801
Total equity-based compensation expense	$20,187	$20,693	$54,924	$39,670

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
Restricted Share Units (“RSUs”)

	Six Months Ended June 30, 2020
Restricted Share Units (Fair value information expressed in whole dollars)	RSUs	Weighted Average Grant Date Fair Value
Unvested, beginning of period (1)	7,843	$15.10
Granted	4,926	3.60
Forfeited	(2,052)	13.15
Vested	(2,736)	11.60
Unvested, end of period	7,981	$9.70
Vested and unreleased	1,368	$15.73
Outstanding, end of period	9,349	$10.58

RSUs of the Company generally vest over a period of two years. The fair value for RSUs is based on the Company’s share price on the date of the grant. The Company recorded $12,684 and $26,098 as compensation expense during the three and six months ended June 30, 2020, respectively. The fair value of RSUs vested during the three and six months ended June 30, 2020 was $3,748 and $7,251, respectively.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs at June 30, 2020 was approximately 2 years and $20,112, respectively. Unrecognized compensation expense related to these awards at June 30, 2020 was $62,919 and is expected to be recognized over a weighted average period of approximately 2 years.
There were 1,368 and 3 vested RSUs that are pending delivery or deferred as of June 30, 2020 and 2019, respectively. On February 20, 2020, the Company issued 1,505 RSUs to certain executives with a weighted-average grant date fair value of $5.11 per share. 148 of the 1,505 RSUs vested immediately. Certain shares are subject to restriction thus a discount for lack of marketability was applied that correlates to the period of time. On March 13, 2020, the Company issued 630 RSUs to employees of the Company. All of these units vested immediately, with a fair market value of $2.15, which was the closing price of the Company’s subordinate voting shares on March 13, 2020.
(1) Equity-based compensation - Plan (CGC Awards)
Included within the RSUs during the three and six months ended June 30, 2020 are “CGC Awards” issued in connection with the RSUs which were granted in July 2019:
On June 27, 2019, pursuant to the Arrangement Agreement (as defined in Note 13), 4,909 RSUs were awarded in total to five executive employees under the Plan. These awards vest as follows: 25% in June 2020, 25% in June 2021 and 50% three months following the Acquisition (as defined in Note 13). The Company recorded $5,587 and $8,349 as compensation expense during the three and six months ended June 30, 2020 in connection with these awards. A discount for lack of marketability was applied that correlates to the period of time certain of these shares are subject to restriction.
On July 31, 2019, the Company issued 1,778 RSUs to employees with unvested RSUs and stock options ("make-whole awards") as at the date of the Option Premium payment (as defined in Note 13). The RSUs were issued to provide additional incentive for employees that were not eligible to receive the full Option Premium and were subject to the same vesting terms as the unvested options and RSUs held as of the grant date. The Company recorded $1,594 and $3,643 as compensation expense during the three and six months ended June 30, 2020, respectively, in connection with these awards.
Stock options

	Six Months Ended June 30, 2020
Stock Options (Exercise price expressed in whole dollars)	Options	Weighted Average Exercise Price
Options outstanding, beginning of period	5,607	$21.56
Granted	191	5.75
Forfeited	(869)	17.29
Exercised	—	—
Options outstanding, end of period	4,929	$21.70

Options exercisable, end of period	2,125	$24.50

Stock options of the Company generally vest over a period of three years and have an expiration period of 10 years. The weighted average contractual life remaining for options outstanding and exercisable as of June 30, 2020 was approximately 9 years. The Company recorded $5,799 and $11,675 as compensation expense during the three and six months ended June 30, 2020, respectively, in connection with these awards. As of June 30, 2020, unamortized expense related to stock options totaled $33,070 and is expected to be recognized over a weighted-average period of approximately 1 year. There was no aggregate intrinsic value for options outstanding or exercisable as of June 30, 2020.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The following table summarizes the status of unvested Profits Interests for the six months ended June 30, 2020:

	Six Months Ended June 30, 2020
Profits Interests (Fair value information expressed in whole dollars)	Number of Units	Weighted Average Grant Date Fair Value
Unvested, beginning of period	1,000	$0.43
Class C-1 units granted	—	—
Class C-1 units canceled	—	—
Class C-1 vested	(1,000)	0.43
Unvested, end of period	—	$—

The Company recorded $0 and $70 as compensation expense in connection with these awards during the three and six months ended June 30, 2020, respectively. The fair value of Profits Interests vested during the three and six months ended June 30, 2020 was $0 and $1,239, respectively.
As of June 30, 2020, all Profits Interests were fully vested.
Restricted Shares (“RSs”)
In connection with the Company’s acquisition of Form Factory during 2019, 1,369 restricted shares with a grant date fair value of $20.45 were issued to former employees of Form Factory subject to future service conditions, which fully vest 24 months from the acquisition date. The fair value for RSs is based on the Company’s share price on the date of the grant. The Company recorded compensation expense of $1,704 and $17,081 during the three and six months ended June 30, 2020, respectively, in connection with these awards. During the three months ended June 30, 2020, certain employees separated from the Company, resulting in 161 RSs accelerating vesting and $2,131 incurred in expenses. During the six months ended June 30, 2020, certain employees separated from the Company, resulting in 1,289 RSs accelerating vesting and $17,019 incurred in expenses. The total weighted average remaining contractual life and aggregate intrinsic value of RSs at June 30, 2020 was approximately 1 year and $184, respectively. As of June 30, 2020, unamortized expense related to RSs totaled $150 and is expected to be recognized over a weighted average period of approximately 1 year. The total weighted average remaining contractual life and aggregate intrinsic value of RSs at June 30, 2019 was approximately 2 years and $22,465, respectively. As of June 30, 2019, unamortized expense related to RSs totaled $24,946 and is expected to be recognized over a weighted average period of approximately 2 years.

13.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company provides revolving lines of credit to several of its portfolio companies. Refer to Note 6 for further information.
Definitive agreements

On April 17, 2019, the Company entered into a definitive agreement to acquire Deep Roots Medical, LLC (“Deep Roots”), a vertically integrated license holder in Nevada, for consideration of 4,762 HSCP units (valued at approximately $12,000 based on the June 30, 2020 closing price of $2.52 per share) and $20,000 in cash. The Company announced the termination of the agreement by Deep Roots on April 3, 2020 following March 31, 2020, the end date for consummating the transaction.
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
Pursuant to the terms of the Arrangement Agreement, the Company is permitted to issue up to an additional 58,000 Subordinate Voting Shares (of which approximately 38,000 remain available for issuance as of June 30, 2020) without any adjustment being required to the Exchange Ratio. The Exchange Ratio is subject to adjustment in the circumstances set out in the Arrangement Agreement.
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
Pursuant to the Amended Plan of Arrangement, upon the occurrence or waiver (at the discretion of Canopy Growth) of the Triggering Event (the “Triggering Event Date”), Canopy Growth will, subject to the satisfaction or waiver of certain closing conditions set out in the Arrangement Agreement (i) acquire all of the issued and outstanding Fixed Shares (following the mandatory conversion of the Fixed Multiple Shares into Fixed Shares) on the basis of 30.48% of a Canopy Growth Share for each Fixed Share held at the time of the acquisition of the Fixed Shares, subject to adjustment in accordance with the terms of the Amended Plan of Arrangement (the “Canopy Call Option”); and (ii) have the right (but not the obligation) (the “Floating Call Option”), exercisable for a period of 30 days following the Triggering Event Date to acquire all of the issued and outstanding Floating Shares at a price to be determined based upon the fair market value of the Floating Shares relative to the Canopy Growth Shares on the Triggering Event Date, subject to (a) a minimum price of $6.41; and (b) adjustment in accordance with the terms of the Amended Plan of Arrangement, to be payable, at the option of Canopy Growth, in cash or Canopy Growth Shares. The closing of the acquisition of the Floating Shares pursuant to the Floating Call Option, if exercised, will take place concurrently with the closing of the acquisition of the Fixed Shares pursuant to the Canopy Call Option, if exercised. No fractional Canopy Growth Shares will be issued pursuant to the Amended Plan of Arrangement. The Canopy Call Option and the Floating Call Option will expire 10 years from the Amendment Time.
Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of June 30, 2020, for which no liabilities are recorded on the Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of June 30, 2020 and 2019, such amounts were not material.
Contingencies
As of June 30, 2020, the Company has consulting fees payable in SVS which are contingent upon successful acquisition of certain state cannabis licenses. The Company had maximum obligations of $8,750 and 400 SVS, and no reserve for the contingencies has been recorded as of June 30, 2020.
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations as of June 30, 2020, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.
The Company may be, from time to time, subject to various administrative, regulatory and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable, and the contingent liability can be reasonably estimated.
Standby Equity Distribution Definitive Agreement

On May 29, 2020, the Company entered into an agreement with an institutional lender for $50,000 of financing commitments under a Standby Equity Distribution Agreement. The investor may, at its discretion, purchase, and the Company may, at its discretion, periodically sell to the investor, up to $50,000 of subordinate voting shares of the Company at a purchase price of 95% of the

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

market price over the course of 24 months from the effective date. In consideration for entering the Standby Equity Distribution Definitive Agreement, the Company will issue the investor 200 SVS as commitment shares.

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
GreenAcreage

The Company has an investment carried at fair value through profit and loss in GreenAcreage. The Company also has an equity method investment in the management company of GreenAcreage resulting from the CEO’s board involvement. During the year ended December 31, 2019, the Company sold and subsequently leased back several of its capital assets in a transaction with GreenAcreage. The subsequent leases met the criteria for finance leases, and as such, the transactions do not qualify for sale-leaseback treatment.
On July 15, 2020, the Company entered into a definitive agreement with GreenAcreage to internalize the Company’s management operations.
Related party debt

In December 2019, the Kevin Murphy, the Chairman of the board of directors, loaned $15,000 to the Company. In January 2020, he made an additional loan of $5,000 to Acreage. These amounts were subsequently repaid in March 2020.
Credit agreement collateral

On March 11, 2020, the Company closed $22,000 in borrowings pursuant to a loan transaction with the Lender. The maturity date is 366 days from the closing date of the loan transaction. The Company will pay monthly interest on the collateral in the form of 27 SVS through the maturity date. The Lender may put any unsold interest shares to the Company upon maturity at a price of $4.50 per share. Kevin Murphy, the Chairman of the board of directors, loaned $21,000 of the $22,000 borrowed by the Company to the Lender. The loan is secured by the non-U.S. intellectual property assets, a cannabis state license and 12,000 SVS shares of the Company. Refer to Note 10 for further information.

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

16.    EARNINGS PER SHARE
Basic earnings per share are computed by dividing net loss attributable to common shareholders of the Company by the weighted average number of outstanding shares for the period. Diluted earnings per share are calculated based on the weighted number of outstanding common shares plus the dilutive effect of stock options and warrants, as if they were exercised, and restricted stock units and profits interests, as if they vested and NCI convertible units, as if they converted.

Basic and diluted loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss attributable to common shareholders of the Company	$(37,192)	$(37,541)	$(209,146)	$(60,918)
Weighted average shares outstanding - basic	98,444	85,640	95,688	82,557
Effect of dilutive securities	—	—	—	—
Weighted average shares - diluted	98,444	85,640	95,688	82,557
Net loss per share attributable to common shareholders of the Company - basic	$(0.38)	$(0.44)	$(2.19)	$(0.74)
Net loss per share attributable to common shareholders of the Company - diluted	$(0.38)	$(0.44)	$(2.19)	$(0.74)

During the six months ended June 30, 2020, 8,121 warrants, 9,349 restricted share units, 4,929 stock options and 24,340 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted as they were anti-dilutive. During the six months ended June 30, 2019, 2,263 warrants, 6,547 restricted share units, 4,991 stock options, 1,200 profits interests and 26,952 NCI convertible units were excluded from the calculation of net loss per share attributable to common share attributable to common shareholders of the Company - diluted as they were anti-dilutive.

17.    SUBSEQUENT EVENTS
Sale of Maryland Medicinal Research & Caring, LLC

On August 11, 2020, the Company entered into a transaction of sale for MMRC for $1,500 with a buyer. The Company, when permitted by state law, will transfer all of the issued and outstanding membership interests of MMRC to the buyer. In the interim, and subject to regulatory approval, the buyer and MMRC will enter into a management services agreement for the management and operation of MMRC until such time as the Company can transfer the equity of MMRC to the buyer.

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

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:

•
Overview—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three and six months ended June 30, 2020 and 2019 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.

•
Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2020 and 2019. This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•
Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended June 30, 2020 and 2019, as well as a discussion on the Company’s outstanding debt and commitments that existed as of June 30, 2020. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

Overview
Acreage Holdings, Inc. (“Acreage”, “we”, “our” or the “Company”) is a vertically integrated, multi-state operator of cannabis licenses and assets in the U.S. Our operations include (i) cultivating cannabis plants, (ii) manufacturing branded consumer products, (iii) distributing cannabis flower and manufactured products, and (iv) retailing high-quality, effective and dosable cannabis products to consumers. We appeal to medical and adult-use customers through brand strategies intended to build trust and loyalty.

Highlights from the six months ended June 30, 2020

•	We began adult-use sales at our dispensary in Illinois; the significantly increased sales have exceeded internal expectations. We also received zoning approval to open a dispensary in Chicago.

•
The Company closed a refinancing transaction and conversion related to Northeast Patients Group, operating as Wellness Connection of Maine (“WCM”), a medical cannabis business in Maine, resulting in ownership of WCM by three Maine residents, as required by Maine law. In connection with the transaction, WCM converted from a non-profit corporation to a for-profit corporation.

•	We raised $48,887, net of issuance costs, as part of a series of financing transactions that were announced on February 7, 2020.

•	We launched Leaf Trade, an e-commerce ordering and fulfillment platform to manage and market wholesale cannabis and hemp in Illinois.

•	We received Cannabis Control Commission provisional approval for adult-use sales at The Botanist locations in Worcester and Shrewsbury, Massachusetts.

•	We closed our acquisition of Compassionate Care Foundation, Inc. (“CCF”), a medical cannabis cultivator and dispenser in New Jersey.
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
Results of Operations
The following table presents selected financial data derived from the Unaudited Condensed Consolidated Financial Statements of the Company for the three and six months ended June 30, 2020 and 2019. The selected financial information set out below may not be indicative of the Company’s future performance.

Summary Results of Operations			Better/(Worse)				Better/(Worse)
in thousands, except per share amounts	Three Months Ended June 30,		2020 vs. 2019		Six Months Ended June 30,		2020 vs. 2019
	2020	2019	$	%	2020	2019	$	%
Revenues, net	$27,072	$17,745	$9,327	53%	$51,297	$30,642	$20,655	67%
Operating loss	(39,335)	(45,660)	6,325	14%	(290,617)	(77,673)	(212,944)	(274)%
Net loss attributable to Acreage	(37,192)	(37,541)	349	1%	(209,146)	(60,918)	(148,228)	(243)%
Basic and diluted loss per share attributable to Acreage	$(0.38)	$(0.44)	$0.06	14%	$(2.19)	$(0.74)	$(1.45)	(196)%
Revenues, net, cost of goods sold and gross profit

The Company derives its revenues from sales of cannabis and cannabis-infused products through retail dispensary, wholesale and manufacturing, as well as from management or consulting fees from entities for whom we provide management or consulting services. As of June 30, 2020, Acreage owned and operated five dispensaries in Oregon (three in Portland, one in Eugene and one in Springfield), four in New York (Buffalo, Farmingdale, Middletown, and Queens), three in Connecticut (Bethel, South Windsor and Uncasville), one in Worcester, Massachusetts and one in Rolling Meadows, Illinois. Acreage has cultivation facilities in Sinking

Spring, Pennsylvania, Sterling, Massachusetts, Syracuse, New York and Freeport, Illinois. Acreage also collects management services revenues, substantially all in Maine.
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

Gross profit			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2020 vs. 2019		Six Months Ended June 30,		2020 vs. 2019
	2020	2019	$	%	2020	2019	$	%
Retail revenue, net	$19,875	$13,351	$6,524	49%	$37,448	$23,260	$14,188	61%
Wholesale revenue, net	7,167	4,128	3,039	74%	13,715	6,943	6,772	98%
Other revenue, net	30	266	(236)	(89)%	134	439	(305)	(69)%
Total revenues, net	$27,072	$17,745	$9,327	53%	$51,297	$30,642	$20,655	67%
Cost of goods sold, retail	(11,981)	(8,193)	(3,788)	(46)%	(22,870)	(14,074)	(8,796)	(62)%
Cost of goods sold, wholesale	(3,880)	(1,939)	(1,941)	(100)%	(7,262)	(3,635)	(3,627)	(100)%
Total cost of goods sold	$(15,861)	$(10,132)	$(5,729)	(57)%	$(30,132)	$(17,709)	$(12,423)	(70)%
Gross profit	$11,211	$7,613	$3,598	47%	$21,165	$12,933	$8,232	64%
Gross margin	41%	43%		(2)%	41%	42%		(1)%
Revenue increased 53% and 67% for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods of fiscal 2019. The increase in retail revenue, net was primarily due to increased demand and production across various states. The increase in revenue for the six months ended June 30, 2020 was further driven by the impact of NCC being acquired and fully operational since March 2019. These increases were partially offset by the divestiture of Acreage North Dakota, LLC in May 2020. The increase in wholesale revenue, net was primarily due to increased capacity coupled with maturing operations in our Massachusetts, Pennsylvania and Illinois cultivation facilities. This resulted in higher yields and product mix in each of the respective markets.
Cost of goods sold increased 57% and 70% for the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods of fiscal 2019. Cost of goods sold, retail increased in line with the retail revenue increases. Cost of goods sold, wholesale increased as a result of increases to wholesale revenue. In addition, the increase was further driven by the initial set up costs and consequential expansion impact of various cultivation facilities, with increased efforts during the latter half of 2019 through 2020. The suspension of operations at Form Factory since March 2020 further increased costs of goods sold, wholesale as a result of consequential inventory write-offs.
The increase in gross profit was driven by the factors discussed above. Gross margin for the three months ended June 30, 2020 was 41.4%, compared to 42.9% for the three months ended June 30, 2019. Gross margin for the six months ended June 30, 2020 was 41.3%, compared to 42.2% for the six months ended June 30, 2019.
Revenue by geography
While the Company operates under one operating segment, the production and sale of cannabis products, the below revenue breakout by geography is included as management believes it provides relevant and useful information to investors.

Revenue by region			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2020 vs. 2019		Six Months Ended June 30,		2020 vs. 2019
	2020	2019	$	%	2020	2019	$	%
New England	$12,600	$8,533	$4,067	48%	$23,923	$15,617	$8,306	53%
Mid-Atlantic	7,319	4,530	2,789	62%	14,405	7,623	6,782	89%
Midwest	4,286	1,821	2,465	135%	7,229	2,417	4,812	199%
West	2,578	2,861	(283)	(10)%	5,381	4,985	396	8%
South	289	—	289	n/m	359	—	359	n/m
Total revenues, net	$27,072	$17,745	$9,327	53%	$51,297	$30,642	$20,655	67%

n/m - Not Meaningful
Total operating expenses

Total operating expenses consist primarily of compensation expense at our corporate offices as well as operating subsidiaries, impairment losses, professional fees, which includes, but is not limited to, legal and accounting services, depreciation and other general and administrative expenses.

Operating expenses			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2020 vs. 2019		Six Months Ended June 30,		2020 vs. 2019
	2020	2019	$	%	2020	2019	$	%
General and administrative	$12,386	$17,904	$5,518	31%	$25,418	$28,062	$2,644	9%
Compensation expense	7,957	11,252	3,295	29%	22,434	17,741	(4,693)	(26)%
Equity-based compensation expense	20,187	20,693	506	2%	54,924	39,670	(15,254)	(38)%
Marketing	481	1,201	720	60%	1,468	2,002	534	27%
Loss on impairment	—	—	—	n/m	187,775	—	(187,775)	n/m
Loss on notes receivable	—	—	—	n/m	8,161	—	(8,161)	n/m
Write down of assets held-for-sale	8,110	—	(8,110)	n/m	8,110	—	(8,110)	n/m
Depreciation and amortization	1,425	2,223	798	36%	3,492	3,131	(361)	(12)%
Total operating expenses	$50,546	$53,273	$2,727	5%	$311,782	$90,606	$(221,176)	(244)%

n/m - Not Meaningful
Compensation expense decreased during the three months ended June 30, 2020, compared to the corresponding period of fiscal 2019, primarily due to reorganization efforts, including a suspension of operations at Form Factory since March 2020. Compensation expense increased during the six months ended June 30, 2020, compared to the corresponding period of fiscal 2019, primarily driven by stock compensation to attract and retain talent and increased headcount to scale our operations. General and administrative expenses decreased during the three and six months ended June 30, 2020, compared to the corresponding periods of fiscal 2019, primarily due to higher acquisition and due diligence activity in the prior year. During the three and six months ended June 30, 2020, the Company determined certain businesses and assets met the held-for-sale criteria. In accordance with ASC 360-10, Property, Plant and Equipment, the assessed disposal groups for such assets held-for-sale were written down to fair value less costs to sell, resulting in the recognition of a charge of $8,110. The Company recognized an impairment loss on certain intangible assets during the six months ended June 30, 2020 as a result of our interim impairment testing, primarily due to declines in future cash flow projections at Form Factory and certain cannabis licenses and management services contracts. These impairments resulted in the recognition of a tax provision benefit and an associated reversal of deferred tax liabilities of $31,316 and $31,398 during the three and six months ended June 30, 2020, respectively. The Company recognized a loss on notes receivable and associated accrued interest during the six months ended June 30, 2020, as it was determined that the note was no longer collectible.

Total other (loss) income

Other income			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2020 vs. 2019		Six Months Ended June 30,		2020 vs. 2019
	2020	2019	$	%	2020	2019	$	%
Income (loss) from investments, net	$4	$(499)	$503	n/m	$238	$2,228	$(1,990)	(89)%
Interest income from loans receivable	1,830	1,001	829	83%	3,477	1,731	1,746	101%
Interest expense	(3,733)	(131)	(3,602)	n/m	(4,959)	(249)	(4,710)	n/m
Other loss, net	(23)	(2,400)	2,377	99%	(197)	(2,308)	2,111	91%
Total other (loss) income	$(1,922)	$(2,029)	$107	5%	$(1,441)	$1,402	$(2,843)	n/m

n/m - Not Meaningful
Income from investments, net increased during the three months ended June 30, 2020, compared to the corresponding period of fiscal 2019 due to mark-to-market fluctuations in our portfolio. Income from investments, net decreased during the six months ended June 30, 2020, compared to the corresponding period of fiscal 2019 due to the roll up of our investments in certain consolidated subsidiaries, and the absence of treasury bills in the current period. Interest expense increased during the three and six months ended June 30, 2020, compared to the corresponding periods of fiscal 2019 primarily due to the effects of increased financing transactions as well as the Company’s failed sale-leaseback transaction. Interest income from loans receivable increased during the three and six months ended June 30, 2020, compared to the corresponding periods of fiscal 2019 as our amount of outstanding loans increased. The improvement to Other loss, net was driven by higher expenses related to day one charges for the acquisition of Form Factory incurred during the three and six months ended June 30, 2019.
Net loss

Net loss			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2020 vs. 2019		Six Months Ended June 30,		2020 vs. 2019
	2020	2019	$	%	2020	2019	$	%
Net loss	$(44,370)	$(49,265)	$4,895	10%	$(266,599)	$(80,069)	$(186,530)	(233)%
Less: net loss attributable to non-controlling interests	(7,178)	(11,724)	4,546	39%	(57,453)	(19,151)	(38,302)	(200)%
Net loss attributable to Acreage Holdings, Inc.	$(37,192)	$(37,541)	$349	1%	$(209,146)	$(60,918)	$(148,228)	(243)%
The increases in net loss are driven by the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and uses of cash
Our primary uses of capital include capital expenditures, servicing of outstanding debt and operating expenses. Our primary sources of capital include funds generated by cannabis sales as well as financing activities. Through June 30, 2020, we have primarily used private financing as a source of liquidity for short-term working capital needs and general corporate purposes. In May and June 2020, we closed on two separate financing transactions described in detail in Note 10 to the Unaudited Condensed Consolidated Financial Statements. Our ability to fund our operations, capital expenditures, acquisitions, and other obligations depends on our future operating performance and ability to obtain financing, which are subject to prevailing economic conditions, as well a financial, business and other factors, some of which are beyond our control.
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

Cash flows
Cash and cash equivalents and restricted cash were $36,074 as of June 30, 2020, a decline of $48,510 from June 30, 2019. The following table summarizes the change in cash, cash equivalents and restricted cash for the six months ended June 30, 2020 and 2019.

Cash flows			Better/(Worse)
in thousands	Six Months Ended June 30,		2020 vs. 2019
	2020	2019	$	%
Net cash used in operating activities	$(39,318)	$(37,246)	$(2,072)	(6)%
Net cash (used in) provided by investing activities	(28,638)	41,074	(69,712)	n/m
Net cash provided by (used in) financing activities	77,430	(24,282)	101,712	n/m
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,474	$(20,454)	$29,928	n/m
n/m - Not Meaningful
Net cash used in operating activities

The increases in cash used in operating activities were primarily driven by an increase in compensation expenses during the six months ended June 30, 2020, as compared to the corresponding period of fiscal 2019.
The increases in cash used in operating activities were primarily driven by an increase in general and administrative and compensation expenses during the six months ended June 30, 2019, as compared to the corresponding period of fiscal 2018.
Net cash used in investing activities

Cash used in investing activities during the six months ended June 30, 2020, as compared to the corresponding period of fiscal 2019 was primarily driven by the acquisition of Compassionate Care Foundation, Inc. (“CCF”) for $9,983, net of cash acquired, $7,880 spent on capital expenditures to build out our owned operations and $12,900 advanced to entities, net of collections, with which we have a management or consulting services arrangement. This is partially offset by proceeds received from the sale of capital assets and the proceeds from the sale of Acreage North Dakota, LLC for $1,102 and $997, respectively.
Cash provided by investing activities during the six months ended June 30, 2019 was primarily driven by the maturing of short-term investments, which contributed $149,828. Partially offsetting this cash receipt were cash disbursements of $76,917 spent on the advanced payments and purchases of cannabis license holders and management contracts, $20,291 spent on capital expenditures to build out our owned operations, and $11,550 advanced to entities, net of collections, with which we have a management or consulting services arrangement.
Net cash provided by (used in) financing activities

Cash provided by financing activities during the six months ended June 30, 2020 was primarily driven by proceeds from raising $27,887 as a result of the issuance of warrants, $46,000 related to financing proceeds, as well as $22,000 related to collateral received pursuant to a portion of the financing proceeds. This is partially offset by the repayment of short-term related party debt of $15,000 as well as payments of deferred financing costs of $3,181.

Cash used in financing activities during the six months ended June 30, 2019 was primarily driven by $12,075 in debt repayments, $4,298 paid to settle taxes withheld, and $4,298 related to net capital distributions for non-controlling interests.
Capital Resources
Capital structure and debt
Our debt outstanding as of June 30, 2020 is as follows:

Debt balances	June 30, 2020
NCCRE loan	$481
Seller’s notes	2,679
Financing liability (related party)	15,253
Finance lease liabilities	5,998
SAF loan	19,638
SAF loan collateral (related party)	23,358
Convertible note, net of debt discount	9,288
Bridge loan	14,173
Total debt	$90,868
Less: current portion of debt	47,009
Total long-term debt	$43,859
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
Credit risk

The Company’s exposure to non-payment or non-performance by its counterparties is a credit risk. The maximum credit exposure as of June 30, 2020, is the carrying amount of cash and cash equivalents, restricted cash, and accounts, notes and other receivables. The Company does not have significant credit risk with respect to customers. The Company mitigates its credit risk on its notes and other receivables by securing collateral, such as capital assets, and by its review of the counterparties and their businesses. The Company considers a variety of factors when determining interest rates for notes receivable, including the creditworthiness of the counterparty, market interest rates prevailing at the note’s origination, and duration and terms of the note. The Company determined expected credit losses to be immaterial due to collateral held. Analysis of collateral held and future expected cash flows within the cannabis industry were considered in its expected credit loss assessment.
Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company endeavors to ensure that there is sufficient liquidity in order to meet short-term business requirements, after taking into account the Company’s cash holdings. As of June 30, 2020, the Company’s financial liabilities consist of accounts payable and accrued liabilities, lease liabilities and long-term debt. The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis.

As reflected in the Unaudited Condensed Consolidated Financial Statements, the Company had an accumulated deficit as of June 30, 2020, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, (i) access to future capital commitments, (ii) continued sales growth from our consolidated operations, (iii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iv) restructuring plans that have already been put in place to improve the Company’s profitability (See Note 3 of the Unaudited Condensed Consolidated Financial Statements), and (v) the Standby Equity Distribution Agreement described in Note 13 of the Unaudited Condensed Consolidated Financial Statements.

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
As reflected in the Unaudited Condensed Consolidated Financial Statements, the Company had an accumulated deficit as of June 30, 2020, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, (i) capital raised between January and June 2020, (ii) access to future capital commitments, (iii) continued sales growth from our consolidated operations, (iv) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (v) restructuring plans that have already been put in place to improve the Company’s profitability, and (vi) the Standby Equity Distribution Agreement described in Note 13 of the Unaudited Condensed Consolidated Financial Statements.

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management, including the Chief Executive Officer and Chief Financial Officer, has limited the evaluation of our internal controls over financial reporting to exclude controls, policies and procedures and internal controls over financial reporting of the recently acquired operations of:

•	Compassionate Care Foundation, Inc. (“CCF”) (acquired June 26, 2020)

The operations of CCF represents approximately 5% of our total assets as of June 30, 2020 and 0% of our gross revenue for the six months ended June 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Proposal Agreement, dated as of June 24, 2020 by and between Canopy Growth Corporation and Acreage Holdings, Inc.	8-K	000-56021	2.1	6/30/2020
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Financial Position as of June 30, 2020 (unaudited) and December 31, 2019 (audited), (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and June 30, 2019, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and June 30, 2019, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2020 and June 30, 2019 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
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
Date: August 14, 2020

Acreage Holdings, Inc.
(Registrant)

By:	/s/ Glen Leibowitz
Glen Leibowitz
Chief Financial Officer