Form 10-Q
period 2020-09-30
Acreage Holdings, Inc.
filed 2020-12-18
CIK 1762359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to

Commission file number 000-56021

ACREAGE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada			98-1463868
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

450 Lexington Avenue, #3308	New York	New York	10163
(Address of Principal Executive Offices)			(Zip Code)
(646) 600-9181
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act: Class D Subordinate Voting Shares, no par value; Class E Subordinate Voting Shares, no par value.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No  ☒

As of December 15, 2020, there were 71,460,986 and 30,626,930 Class E subordinate voting shares and Class D subordinate voting shares, as converted, issued and outstanding, respectively.

TABLE OF CONTENTS
Acreage Holdings, Inc.
Form 10-Q
For the Three and Nine Months Ended September 30, 2020

ACREAGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
PART I
Item 1. Financial Statements and Supplementary Data.

(in thousands)	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$46,363	$26,505
Restricted cash	22,096	95
Inventory	21,761	18,083
Notes receivable, current	2,051	2,146
Assets held-for-sale	61,634	—
Other current assets	8,992	8,506
Total current assets	162,897	55,335
Long-term investments	38,297	4,499
Notes receivable, non-current	96,287	79,479
Capital assets, net	96,563	106,047
Operating lease right-of-use assets	31,507	51,950
Intangible assets, net	139,524	285,972
Goodwill	31,922	105,757
Other non-current assets	3,267	2,638
Total non-current assets	437,367	636,342
TOTAL ASSETS	$600,264	$691,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$49,910	$32,459
Taxes payable	14,209	4,740
Interest payable	4,683	291
Operating lease liability, current	2,482	2,759
Debt, current	37,097	15,300
Liabilities related to assets held-for-sale	22,563	—
Other current liabilities	7,449	1,604
Total current liabilities	138,393	57,153
Debt, non-current	121,703	28,186
Operating lease liability, non-current	30,182	47,522
Deferred tax liability	34,938	63,997
Other liabilities	2	25
Total non-current liabilities	186,825	139,730
TOTAL LIABILITIES	325,218	196,883
Commitments and contingencies (Note 13)
Common stock, no par value (Note 11) - unlimited authorized, 100,746 and 90,646 issued and outstanding, respectively	—	—
Additional paid-in capital	706,668	615,678
Treasury stock, 842 common stock held in treasury	(21,054)	(21,054)
Accumulated deficit	(438,311)	(188,617)
Total Acreage Shareholders' equity	247,303	406,007
Non-controlling interests	27,743	88,787
TOTAL EQUITY	275,046	494,794

TOTAL LIABILITIES AND EQUITY	$600,264	$691,677
See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
REVENUE
Retail revenue, net	$23,914	$15,306	$61,362	$38,566
Wholesale revenue, net	7,798	6,696	21,513	13,639
Other revenue, net	30	400	164	839
Total revenues, net	31,742	22,402	83,039	53,044
Cost of goods sold, retail	(14,134)	(9,548)	(37,004)	(23,622)
Cost of goods sold, wholesale	(4,133)	(3,160)	(11,395)	(6,795)
Total cost of goods sold	(18,267)	(12,708)	(48,399)	(30,417)
Gross profit	13,475	9,694	34,640	22,627

OPERATING EXPENSES
General and administrative	14,819	12,977	40,237	41,039
Compensation expense	8,306	11,801	30,740	29,542
Equity-based compensation expense	10,445	28,174	65,369	67,844
Marketing	46	1,151	1,514	3,153
Loss on impairment	—	—	187,775	—
Loss on notes receivable	—	—	8,161	—
Write down of assets held-for-sale	2,893	—	11,003	—
Loss from legal settlements	14,150	—	14,150	—
Depreciation and amortization	1,396	2,182	4,888	5,313
Total operating expenses	52,055	56,285	363,837	146,891

Net operating loss	$(38,580)	$(46,591)	$(329,197)	$(124,264)

(Loss) income from investments, net	(433)	(1,458)	(195)	770
Interest income from loans receivable	1,606	1,190	5,083	2,921
Interest expense	(6,147)	(96)	(11,106)	(345)
Other loss, net	(656)	(220)	(853)	(2,528)
Total other (loss) income	(5,630)	(584)	(7,071)	818

Loss before income taxes	$(44,210)	$(47,175)	$(336,268)	$(123,446)

Income tax (expense) benefit	(3,826)	(2,327)	21,633	(6,125)

Net loss	$(48,036)	$(49,502)	$(314,635)	$(129,571)

Less: net loss attributable to non-controlling interests	(7,488)	(10,786)	(64,941)	(29,937)

Net loss attributable to Acreage Holdings, Inc.	$(40,548)	$(38,716)	$(249,694)	$(99,634)

Net loss per share attributable to Acreage Holdings, Inc. - basic and diluted:	$(0.39)	$(0.43)	$(2.54)	$(1.17)

Weighted average shares outstanding - basic and diluted	103,450	89,262	98,304	84,817

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity	Non-controlling Interests	Total Equity
December 31, 2018	—	79,164	$414,757	$(21,054)	$(38,349)	$355,354	$130,922	$486,276
Issuances for business acquisitions/purchases of intangible assets	—	211	3,948	—	—	3,948	4,000	7,948
NCI adjustments for changes in ownership	—	643	3,640	—	—	3,640	(3,640)	—
Other equity transactions	—	12	264	—	—	264	—	264
Equity-based compensation expense and related issuances	—	190	16,187	—	—	16,187	—	16,187
Net loss	—	—	—	—	(23,377)	(23,377)	(7,427)	(30,804)
March 31, 2019	—	80,220	$438,796	$(21,054)	$(61,726)	$356,016	$123,855	$479,871
Issuances for business acquisitions/purchases of intangible assets	—	4,770	95,266	—	—	95,266	356	95,622
NCI adjustments for changes in ownership	—	388	(15,820)	—	—	(15,820)	15,820	—
Capital distributions, net	—	—	—	—	—	—	(4,298)	(4,298)
Other equity transactions	—	294	5,201	—	—	5,201	—	5,201
Equity-based compensation expense and related issuances	—	288	15,574	—	—	15,574	—	15,574
Net loss	—	—	—	—	(37,541)	(37,541)	(11,724)	(49,265)
June 30, 2019	—	85,960	$539,017	$(21,054)	$(99,267)	$418,696	$124,009	$542,705
Issuances for business acquisitions/purchases of intangible assets	—	383	5,534	—	—	5,534	—	5,534
NCI adjustments for changes in ownership	—	1,452	7,392	—	—	7,392	(7,392)	—
Capital distributions, net	—	—	—	—	—	—	(65)	(65)
Other equity transactions	—	261	3,353	—	—	3,353	—	3,353
Equity-based compensation expense and related issuances	—	1,608	26,356	—	—	26,356	—	26,356
Net loss	—	—	—	—	(38,716)	(38,716)	(10,786)	(49,502)
September 30, 2019	—	89,664	$581,652	$(21,054)	$(137,983)	$422,615	$105,766	$528,381
See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity	Non-controlling Interests	Total Equity
December 31, 2019	—	90,646	$615,678	$(21,054)	$(188,617)	$406,007	$88,787	$494,794
Issuances for private placement	—	6,085	27,887	—	—	27,887	—	27,887
NCI adjustments for changes in ownership	—	113	(6,564)	—	—	(6,564)	6,564	—
Capital distributions, net	—	—	—	—	—	—	(18)	(18)
Equity-based compensation expense and related issuances	—	586	34,737	—	—	34,737	—	34,737
Net loss	—	—	—	—	(171,954)	(171,954)	(50,275)	(222,229)
March 31, 2020	—	97,430	$671,738	$(21,054)	$(360,571)	$290,113	$45,058	$335,171
NCI adjustments for changes in ownership	3,861	272	977	—	—	977	(977)	—
Beneficial conversion feature on convertible note (See Note 10)	—	—	523	—	—	523	—	523
Other equity transactions	—	—	—	—	—	—	44	44
Equity-based compensation expense and related issuances	—	864	20,187	—	—	20,187	—	20,187
Net loss	—	—	—	—	(37,192)	(37,192)	(7,178)	(44,370)
June 30, 2020	3,861	98,566	$693,425	$(21,054)	$(397,763)	$274,608	$36,947	$311,555
Issuances upon conversion of debenture	—	327	550	—	—	550	—	550
NCI adjustments for changes in ownership	—	198	1,716	—	—	1,716	(1,716)	—
Other equity transactions	—	212	532	—	—	532	—	532
Equity-based compensation expense and related issuances	—	1,443	10,445	—	—	10,445	—	10,445
Net loss	—	—	—	—	(40,548)	(40,548)	(7,488)	(48,036)
September 30, 2020	3,861	100,746	$706,668	$(21,054)	$(438,311)	$247,303	$27,743	$275,046
See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(314,635)	$(129,571)
Adjustments for:
Depreciation and amortization	4,888	5,313
Equity-settled expenses, including compensation	65,901	73,047
Gain on business divestiture	(217)	—
(Gain) loss on disposal of capital assets	(75)	10
Loss on impairment	187,775	—
Loss on notes receivable	8,161	—
Bad debt expense	194	—
Non-cash interest expense	3,754	—
Non-cash operating lease expense	709	1,064
Deferred tax benefit	(32,141)	(407)
Non-cash loss from investments, net	195	22
Write-down of assets held-for-sale	11,003	—
Change, net of acquisitions in:
Inventory	(1,914)	(5,346)
Other assets	1,110	(3,908)
Interest receivable	(1,286)	(3,179)
Accounts payable and accrued liabilities	7,384	6,477
Taxes payable	9,742	2,279
Interest payable	4,392	(320)
Other liabilities	852	(1,184)
Net cash used in operating activities	$(44,208)	$(55,703)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital assets	$(7,904)	$(32,276)
Investments in notes receivable	(14,193)	(24,557)
Collection of notes receivable	235	3,138
Cash paid for long-term investments	(34,019)	(4,158)
Proceeds from business divestiture	997	—
Proceeds from sale of capital assets	1,160	172
Business acquisitions, net of cash acquired	(9,983)	(21,205)
Purchases of intangible assets	—	(58,488)
Deferred acquisition costs and deposits	—	2,076
Distributions from investments	26	137
Proceeds from purchase of short-term investments	—	149,828
Net cash (used in) provided by investing activities	$(63,681)	$14,667
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	$5,000	$—
Repayment of related party loan	(20,000)	—
Proceeds from financing	129,000	—
Deferred financing costs paid	(3,317)	—
Proceeds from issuance of private placement units, net	27,887	—
Collateral received from financing agreement	22,000	—
Settlement of taxes withheld	—	(9,727)
Repayment of debt	(10,822)	(12,179)
Capital distributions, net	—	(4,363)
Net cash provided by (used in) financing activities	$149,748	$(26,269)
Net increase (decrease) in cash, cash equivalents and restricted cash	$41,859	$(67,305)
Cash, cash equivalents and restricted cash - Beginning of period	26,600	105,038
Cash, cash equivalents and restricted cash - End of period	$68,459	$37,733

	Nine Months Ended September 30,
(in thousands)	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid - non-lease	$988	$593
Income taxes paid	867	4,253
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets not yet paid for	$5,625	$281
Issuance of Class D units for land	—	264
Issuance of SVS for operating lease	—	3,353
Exchange of intangible assets to notes receivable (Note 4)	18,800	—
Holdback of Maine HSCP notes receivable (Note 6)	917	—
Promissory note conversion to equity (Note 6)	10,087	—
Deferred tax liability related to business acquisition (Note 3)	3,077	18,377
Beneficial conversion feature (Note 10)	523	—
Convertible note conversion	550	—
Unpaid debt issuance costs	4,968	—

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.    NATURE OF OPERATIONS
Acreage Holdings, Inc. (the “Company”, “Pubco” or “Acreage”) was originally incorporated under the Business Corporations Act (Ontario) on July 12, 1989 as Applied Inventions Management Inc. On August 29, 2014, the Company changed its name to Applied Inventions Management Corp. The Company continued into British Columbia and changed its name to “Acreage Holdings, Inc.” on November 9, 2018. The Company’s Class E subordinate voting shares (“Fixed Shares”) and Class D subordinate voting shares (“Floating Shares”) are listed on the Canadian Securities Exchange under the symbols “ACRG.A.U” and “ACRG.B.U”, respectively, quoted on the OTCQX under the symbols “ACRHF” and “ACRDF”, respectively, and traded on the Frankfurt Stock Exchange under the symbols “0VZ1” and “0VZ2”, respectively. The Company indirectly owns, operates and has contractual relationships with cannabis cultivation facilities, dispensaries and other cannabis-related companies in the United States (“U.S.”).
High Street Capital Partners, LLC, a Delaware limited liability company doing business as “Acreage Holdings” (“HSCP”), was formed on April 29, 2014. The Company became the indirect parent of HSCP on November 14, 2018 in connection with the reverse takeover (“RTO”) transaction described below.
The Company’s principal place of business is located at 450 Lexington Avenue, #3308, New York, New York in the U.S. The Company’s registered and records office address is Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia in Canada.
The RTO transaction

On September 21, 2018, the Company, HSCP, HSCP Merger Corp. (a wholly-owned subsidiary of the Company), Acreage Finco B.C. Ltd. (a special purpose corporation) (“Finco”), Acreage Holdings America, Inc. (“USCo”) and Acreage Holdings WC, Inc. (“USCo2”) entered into a business combination agreement (the “Business Combination Agreement”) whereby the parties thereto agreed to combine their respective businesses, which would result in the RTO of Pubco by the security holders of HSCP, which was deemed to be the accounting acquiror. On November 14, 2018, the parties to the Business Combination Agreement completed the RTO. The RTO transaction is described in detail in Note 1 to the Consolidated Financial Statements of the Company in the Company’s Annual Report on Form 10-K, filed with the SEC on May 29, 2020.
Canopy Growth Corporation transaction

On June 27, 2019, the Company and Canopy Growth Corporation (“Canopy Growth” or “CGC”) implemented the Prior Plan of Arrangement (as defined in Note 13) contemplated by the Original Arrangement Agreement (as defined in Note 13). Pursuant to the Prior Plan of Arrangement, Canopy Growth was granted an option to acquire all of the issued and outstanding shares of the Company in exchange for the payment of 0.5818 of a common share in the capital of Canopy Growth for each Class A subordinate voting share (each, a “SVS”) held (with the Class B proportionate voting shares (the “PVS”) and Class C multiple voting shares (the “MVS”) being automatically converted to SVS immediately prior to consummation of the Acquisition (as defined in Note 13), which original exchange ratio was subject to adjustment in accordance with the Original Arrangement Agreement. Canopy Growth was required to exercise the option upon a change in federal laws in the United States to permit the general cultivation, distribution and possession of marijuana (as defined in the relevant legislation) or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”) and, subject to the satisfaction or waiver of certain closing conditions set out in the Original Arrangement Agreement, Canopy Growth was required to acquire all of the issued and outstanding SVS (following the mandatory conversion of the PVS and MVS into SVS).

On June 24, 2020, Canopy Growth and the Company entered into an agreement to, among other things, amend the terms of the Original Arrangement Agreement and the terms of the Prior Plan of Arrangement (the “Amended Arrangement”). On September 16, 2020, the Company’s shareholders voted in favor of a special resolution authorizing and approving the terms of, among other things, the Amended Arrangement. Subsequently, on September 18, 2020, the Company obtained a final order from the Supreme Court of British Columbia approving the Amended Arrangement, and on September 23, 2020 the Company and Canopy Growth entered into the Amending Agreement (as defined in Note 13) and implemented the Amended Arrangement. Pursuant to the Amended Arrangement, the Company’s articles were amended to create the Fixed Shares, the Floating Shares and the Class F multiple voting shares (the “Fixed Multiple Shares”), and each outstanding SVS was exchanged for 0.7 of a Fixed Share and 0.3 of a Floating Share, each outstanding PVS was exchanged for 28 Fixed Shares and 12 Floating Shares, and each outstanding MVS was exchanged for 0.7 of a Fixed Multiple Share and 0.3 of a Floating Share. Please refer to Note 13 for further discussion.

Pursuant to the implementation of the Amended Agreement, on September 23, 2020, a subsidiary of Canopy Growth advanced gross proceeds of $50,000 to Universal Hemp, LLC, an affiliate of the Company. The debenture bears interest at a rate of 6.1% per annum. Please refer to Note 10 for further discussion.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in Wuhan, China. Since then, it has spread to other countries and infections have been reported around the world. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic.

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

2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and going concern

The Unaudited Condensed Consolidated Financial Statements of Acreage have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Unaudited Condensed Consolidated Financial Statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

As reflected in the financial statements, the Company had an accumulated deficit as of September 30, 2020, as well as a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt about the Company’s ability to meet its obligations for the next twelve months from the date these financial statements were issued has been alleviated due to, but not limited to, (i) access to future capital commitments, (ii) continued sales growth from our consolidated operations, (iii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iv) restructuring plans that have already been put in place to improve the Company’s profitability (see Note 3), (v) the Standby Equity Distribution Agreement described in Note 13 of the Unaudited Condensed Consolidated Financial Statements and (vi) the anticipated Non-Core Divestitures as described in Note 3.

If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its footprint buildout or other operational activities until such time as additional capital becomes available. Such limitation of the Company’s activities would allow it to slow its rate of spending and extend its use of cash until additional capital is raised. However, management cannot provide any assurances that it will be successful in accomplishing any of the Company’s plans. Management also cannot provide any assurance as to unforeseen circumstances that could occur at any time within the next twelve months or thereafter which could increase the Company’s need to raise additional capital on an immediate basis.

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
These interim Unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 dated May 29, 2020 and the amendment thereto on Form 10-K/A dated August 14, 2020, as filed with the Securities and Exchange Commission (the “2019 Form 10-K”).
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
Restricted cash

Restricted cash represents funds contractually held for specific purposes (Refer to Note 10) and, as such, not available for general corporate purposes. Cash and restricted cash, as presented on the Statements of Cash Flows, consists of $46,363 and $22,096 as of September 30, 2020, respectively, and $37,638 and $95 as of September 30, 2019, respectively.

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

Net loss per share

Net loss per share represents the net loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis. Basic and diluted loss per share are the same as of September 30, 2020 and 2019 as the issuance of shares upon conversion, exercise or vesting of outstanding units would be anti-dilutive in each period. There were 44,056 and 41,642 anti-dilutive shares outstanding as of September 30, 2020 and 2019, respectively. Refer to Note 16 for further details.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
3.    ACQUISITIONS, DIVESTITURES AND ASSETS HELD FOR SALE
Acquisitions

During the nine months ended September 30, 2020, the Company completed the following business combination below. The preliminary purchase price allocation is as follows:

Purchase Price Allocation	CCF (1)
Assets acquired:
Cash and cash equivalents	$17
Inventory	1,969
Other current assets	3,164
Capital assets, net	4,173
Operating lease ROU assets	4,455
Goodwill	5,247
Intangible assets - cannabis licenses	10,000
Other non-current assets	10
Liabilities assumed:
Accounts payable and accrued liabilities	(228)
Taxes payable	(17)
Other current liabilities	(4,248)
Operating lease liability	(4,455)
Fair value of net assets acquired	$20,087

Consideration paid:
Cash	$10,000
Settlement of pre-existing relationship	10,087
Total consideration	$20,087

(1) On June 26, 2020, a subsidiary of the Company acquired 100% of Compassionate Care Foundation, Inc. (“CCF”), a New Jersey vertically integrated medical cannabis nonprofit corporation.

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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

During the nine months ended September 30, 2019, the Company completed the following business combinations, and has allocated each purchase price as follows:

Purchase Price Allocation	Thames Valley (1)	NCC (2)	Form Factory (3)	Total
Assets acquired:
Cash and cash equivalents	$106	$696	$4,276	$5,078
Inventory	39	170	520	729
Other current assets	1	36	1,136	1,173
Capital assets, net	—	539	3,988	4,527
Operating lease ROU assets	—	—	10,477	10,477
Goodwill	3,594	4,196	66,199	73,989
Intangible assets - cannabis licenses	14,850	2,500	39,469	56,819
Intangible assets - customer relationships	—	—	4,600	4,600
Intangible assets - developed technology	—	—	3,100	3,100
Other non-current assets	—	25	406	431
Liabilities assumed:
Accounts payable and accrued liabilities	(121)	(24)	(1,572)	(1,717)
Other current liabilities	—	(621)	(74)	(695)
Debt	—	—	(494)	(494)
Operating lease liability	—	—	(10,477)	(10,477)
Deferred tax liability	(3,397)	(465)	(14,515)	(18,377)
Other liabilities	—	(175)	(23)	(198)
Fair value of net assets acquired	$15,072	$6,877	$107,016	$128,965

Consideration paid:
Cash	15,072	—	3,711	18,783
Deferred acquisition costs and deposits	—	100	—	100
Subordinate Voting Shares	—	3,948	95,266	99,214
Settlement of pre-existing relationship	—	830	8,039	8,869
Fair value of previously held interest	—	1,999	—	1,999
Total consideration	$15,072	$6,877	$107,016	$128,965

Subordinate Voting Shares issued	—	211	4,770	4,981
The operating results of the above acquisitions were not material to the periods presented.
(1) On January 29, 2019, a subsidiary of the Company acquired 100% of Thames Valley Apothecary, LLC (“Thames Valley”), a dispensary license holder in Connecticut.
(2) On March 4, 2019, a subsidiary of the Company acquired the remaining 70% ownership interest in NCC LLC (“NCC”), a dispensary license holder in Illinois. The market price used in valuing SVS issued was $18.70. As a result of this acquisition, the previously held interest in NCC was re-measured, resulting in a gain of $999, which was recorded in Income from investments, net in the Statements of Operations during the nine months ended September 30, 2019.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(3) On April 16, 2019, a subsidiary of the Company acquired 100% of Form Factory Holdings, LLC (“Form Factory”), a manufacturer and distributor of cannabis-based edibles and beverages. The useful life of the developed technology was determined to be 19 years, and the useful life of the customer relationships was determined to be 5 years.
The market price used in valuing unrestricted SVS issued was $20.45 per share. Certain SVS are subject to clawback should certain indemnity conditions arise and as such, a discount for lack of marketability was applied that correlates to the period of time these shares are subject to restriction.

The Company also recorded an expense of $2,139 in the Statements of Operations for the nine months ended September 30, 2019 in connection with the acquisition of Form Factory that represents stock compensation fully vested on the acquisition date. 86 SVS valued at $1,753 were issued and recorded in Other equity transactions on the Statements of Shareholders’ Equity, with the remainder settled in cash.

The settlement of pre-existing relationship included in the transaction price included a $7,924 promissory note receivable and $115 of interest receivable. The carrying value of these amounts approximated their fair value.

Deferred acquisition costs and deposits

The Company’s subsidiaries make advance payments to certain acquisition targets for which the transfer is pending certain regulatory approvals prior to the acquisition date.
As of September 30, 2020 and December 31, 2019, the Company’s subsidiaries had no deferred acquisition costs outstanding.

Divestitures

On May 8, 2020, a subsidiary of the Company sold all equity interests in Acreage North Dakota, LLC, a medical cannabis dispensary holder and operator, for $1,000. This resulted in a gain on sale of $217 recorded in Other loss, net on the Statements of Operations for the nine months ended September 30, 2020.

Assets Held for Sale

On June 30, 2020, the Company determined certain businesses and assets met the held-for-sale criteria. The Company has identified the following businesses as their separate disposal groups: Acreage Florida, Inc., Kanna, Inc., Maryland Medicinal Research & Caring, LLC (“MMRC”) and certain Oregon entities comprising 22nd & Burn, Inc., The Firestation 23, Inc. and East 11th Incorporated, collectively (“Cannabliss”). As further disposal groups, the Company has identified certain assets owned in HSCP Oregon, LLC (comprising Medford, Powell and Springfield) and Michigan as held-for-sale.

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

Upon classification of the disposal groups as held for sale, the Company tested each disposal group for impairment and recognized charges of $2,893 and $11,003 within Write down of assets held-for-sale on the Statements of Operations for the three and nine months ended September 30, 2020 to write the disposal groups down to its fair value less costs to sell. Additionally, all assets and liabilities determined within these disposal groups were transferred into Assets held-for-sale and Liabilities related to assets held-for-sale on the Statements of Financial Position, respectively as of September 30, 2020 from each of their previous respective financial statement captions. Refer to table below for further details.

The preliminary fair values of the major classes of assets and liabilities of the businesses and assets classified as held-for-sale on our Statements of Financial Position are presented below and are subject to change based on developments during the sales process.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

	September 30, 2020
	Acreage Florida, Inc.	Kanna, Inc.	MMRC(1)	Michigan	OR - Cannabliss	OR - Medford	OR - Powell	OR - Springfield	Total
Inventory	$653	$—	$—	$—	$347	$696	$140	$96	$1,932
Notes receivable, current	—	—	—	—	—	32	—	—	32
Other current assets	174	—	30	—	1	—	—	—	205
Total current assets classified as held-for-sale	827	—	30	—	348	728	140	96	2,169
Capital assets, net	4,999	1,156	286	7,469	67	2,252	7	16	16,252
Operating lease right-of-use assets	10,305	944	362	—	645	321	164	319	13,060
Intangible assets, net	26,190	970	801	—	—	—	—	—	27,961
Goodwill	—	—	—	—	2,192	—	—	—	2,192
Total assets classified as held for sale	$42,321	$3,070	$1,479	$7,469	$3,252	$3,301	$311	$431	$61,634

Accounts payable and accrued liabilities	$(317)	$(240)	$(7)	$—	$(190)	$—	$—	$—	$(754)
Taxes payable	—	1	—	—	(292)	—	—	—	(291)
Operating lease liability, current	(489)	(241)	(31)	—	(157)	(128)	(116)	(39)	(1,201)
Other current liabilities	(187)	—	—	—	4	—	—	—	(183)
Total current liabilities classified as held-for-sale	(993)	(480)	(38)	—	(635)	(128)	(116)	(39)	(2,429)
Debt, non-current	(3,799)	—	—	—	—	—	—	—	(3,799)
Operating lease liability, non-current	(14,229)	(676)	(331)	—	(456)	(313)	(54)	(280)	(16,339)
Deferred tax liabilities	—	—	—	—	4	—	—	—	4
Total liabilities classified as held-for-sale	$(19,021)	$(1,156)	$(369)	$—	$(1,087)	$(441)	$(170)	$(319)	$(22,563)

(1) On August 11, 2020, a subsidiary of the Company entered into a transaction of sale for MMRC for $1,500 with a buyer. The Company’s applicable subsidiary, when permitted by state law, will transfer all of the issued and outstanding membership interests of MMRC to the buyer. In the interim, and subject to regulatory approval, the buyer and MMRC will enter into a management services agreement for the management and operation of MMRC until such time as the Company can transfer the equity of MMRC to the buyer.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
4.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets
The following table details our intangible asset balances by major asset classes:

Intangibles	September 30, 2020	December 31, 2019
Finite-lived intangible assets:
Management contracts	$19,580	$52,438
Customer relationships	—	4,600
Developed technology	—	3,100
	19,580	60,138
Accumulated amortization on finite-lived intangible assets:
Management contracts	(4,721)	(5,750)
Customer relationships	—	(649)
Developed technology	—	(114)
	(4,721)	(6,513)
Finite-lived intangible assets, net	14,859	53,625

Indefinite-lived intangible assets
Cannabis licenses	124,665	232,347

Total intangibles, net	$139,524	$285,972
The intangible assets balance as of September 30, 2020 excludes intangible assets reclassified to assets held for sale. Refer to Note 3 for further information. The average useful life of finite-lived intangible assets ranges from five to eight years.

Impairment of intangible assets

In December 2019, a novel strain of coronavirus emerged in Wuhan, China, which since then, has spread worldwide. As a result of the recent global economic impact and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing.

During the nine months ended September 30, 2020, the Company performed a quantitative analysis and concluded certain of the indefinite-lived cannabis licenses had a fair value below the carrying value. Accordingly, during the nine months ended September 30, 2020 and 2019, the Company recognized impairment charges of $92,798 and nil, respectively, with respect to its indefinite-lived intangible assets at Acreage Florida, Inc., Form Factory Holdings, LLC and Kanna, Inc. The charge is recognized in Loss on impairment on the Statements of Operations.

The Company evaluated the recoverability of the related finite-lived intangible assets to be held and used by comparing the carrying amount of the assets to the future net undiscounted cash flows expected to be generated by the assets, or comparable market sales data to determine if the carrying value is recoverable. During the nine months ended September 30, 2020 and 2019, the Company recognized impairment charges of $8,324 and nil, respectively, with respect to its finite-lived intangible assets at Form Factory and CWG Botanicals, Inc. (“CWG”). The charge is recognized in Loss on impairment on the Statements of Operations.

These impairments resulted in the recognition of a tax provision benefit and an associated reversal of deferred tax liabilities of $31,473 during the nine months ended September 30, 2020.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
WCM Refinancing

On March 6, 2020, a subsidiary of the Company closed on a refinancing, transaction and conversion related to Northeast Patients Group, operating as Wellness Connection of Maine (“WCM”), a medical cannabis business in Maine, resulting in ownership of WCM by three individuals. In connection with the transaction, WCM converted from a non-profit corporation to a for-profit corporation. Refer to Note 6 for further details. Concurrently, a portion of the management contract was converted into a promissory note of $18,800 in Notes receivable, non-current on the Statements of Financial Position in exchange for the previously held management contract. An impairment was determined as the differential between the net carrying value of the previously held management contract and the promissory note received in exchange. This resulted in an impairment loss to finite-lived intangible assets of $9,395 in Loss on impairment on the Statements of Operations for the nine months ended September 30, 2020.
Amortization expense recorded during the three and nine months ended September 30, 2020 was $541 and $2,248, respectively. Amortization expense recorded during the three and nine months ended September 30, 2019 was $1,579 and $3,914, respectively.
Expected annual amortization expense for existing intangible assets subject to amortization at September 30, 2020 is as follows for each of the next five fiscal years:

Amortization of Intangibles	2020	2021	2022	2023	2024
Amortization expense	$541	$2,164	$2,164	$2,164	$2,164
Goodwill
The following table details the changes in the carrying amount of goodwill:

Goodwill	Total
December 31, 2019	$105,757
Acquisitions	5,247
Impairment	(76,890)
Less: Goodwill held for sale	(2,192)
September 30, 2020	$31,922
Also as a result of the recent global economic impact and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing.
During the nine months ended September 30, 2020 and 2019, the Company recognized impairment charges of $65,304 and nil, respectively, with respect to its goodwill related to Form Factory. The Company applied the discounted cash flow approach to determine the fair value of Form Factory. The charge is recognized in Loss on impairment on the Statements of Operations.

Pursuant to the WCM refinancing described above, the Company recognized an impairment loss to goodwill of $11,586 on Loss of impairment on the Statements of Operations for the nine months ended September 30, 2020. This was determined as the differential between the net carrying value of the previously held management contract and the promissory note received in exchange.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
5.    INVESTMENTS
The carrying values of the Company’s investments in the Statements of Financial Position as of September 30, 2020 and December 31, 2019 are as follows:

Investments	September 30, 2020	December 31, 2019
Investments held at FV-NI	5,226	4,376
Equity method investments	33,071	123
Total long-term investments	$38,297	$4,499
(Loss) income from investments, net in the Statements of Operations during the three and nine months ended September 30, 2020 and 2019 is as follows:

Investment income	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Short-term investments	$—	$—	$—	$738
Investments held at FV-NI	614	(1,434)	877	(968)
Equity method investments	(1,047)	(24)	(1,072)	1,000
(Loss) income from investments, net	$(433)	$(1,458)	$(195)	$770
Short-term investments

The Company from time to time invests in U.S. Treasury bills which are classified as held-to-maturity and measured at amortized cost. These range in original maturity from three to six months, and bear interest ranging from 2.2% - 2.4%. During the nine months ended September 30, 2019, short-term investments in U.S. Treasury bills in the amount of $149,828 matured.
Investments held at FV-NI

The Company has investments in equity of several companies that do not result in significant influence or control. These investments are carried at fair value, with gains and losses recognized in the Statements of Operations.
Equity method investments

The Company accounts for investments in which it can exert significant influence but does not control as equity method investments in accordance with ASC 810.

With a portion of the proceeds for the 6.1% loan received by Universal Hemp, LLC (“Universal Hemp”), Acreage engaged an investment advisor (the “Investment Advisor”) which, under its Investment Advisor’s sole discretion, invested on behalf of Universal Hemp $34,019 on September 28, 2020. As a result, Universal Hemp acquired 34,019 class B units, at $1 par value per unit, which represented 100% financial interest in an Investment Partnership, a Canada-based limited partnership. The Investment Partnership entity and the general partner was independently formed by an institutional investor. Universal Hemp through its investment with the Investment Advisor is determined to hold significant influence in accordance with ASC 810 of the Investment Partnership due to 1) the economic financial interest, and 2) the entitlement to matters as they pertain to ‘Extraordinary Resolution’ items as defined within the Investment Partnership Agreement. As a result, the Company accounts for the investment in the Investment Partnership under the equity method. See Note 10 (“September 2020 Transactions”).

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
6.     NOTES RECEIVABLE

Notes receivable as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Notes receivable	$93,575	$75,851
Interest receivable	4,763	5,774
Total notes receivable	$98,338	$81,625
Less: Notes receivable, current	2,051	2,146
Notes receivable, non-current	$96,287	$79,479
Interest income on notes receivable during the three and nine months ended September 30, 2020 totaled $1,606 and $5,083, respectively. Interest income on notes receivable during the three and nine months ended September 30, 2019 totaled $1,190 and $2,921, respectively.
On March 6, 2020, a subsidiary of the Company closed on a refinancing transaction and conversion related to Northeast Patients Group, operating as WCM, a medical cannabis business in Maine, resulting in ownership of WCM by three individuals. In connection with the transaction, WCM converted from a non-profit corporation to a for-profit corporation. WCM previously had a series of agreements with Wellness Pain & Management Connection LLC (“WPMC”), which resulted in an outstanding balance of $18,800 due to WPMC as of closing of this transaction. A restated consulting agreement was put in place, whereby WCM agrees to pay a fixed annual fee of $120, payable monthly, in exchange for a suite of consulting services. In addition, a promissory note payable to WPMC was signed in the amount of $18,800 to convert the existing payment due into a fixed, secured debt obligation.
In order to fund the transaction of WCM, a subsidiary of the Company created a new Maine corporation, named Maine HSCP, Inc. (“Maine HSCP”). At closing, a subsidiary of the Company contributed $5,700 to Maine HSCP, and then sold 900 shares of Maine HSCP, constituting all of the outstanding equity interests of Maine HSCP, to three qualifying individuals in exchange for promissory notes of $1,900 each. Each note is secured by a pledge of the shares in Maine HSCP, and payment of the note is to be made solely from dividends paid to the shareholder by Maine HSCP, except for amounts to be paid to the shareholder to cover tax obligations. As of September 30, 2020, the Company recorded a holdback reserve of $917 for the State of Maine as a result of finalization of valuation by the State. The Company’s relevant subsidiary has the option, exercisable at any time, to buy back the shares, at the higher of fair market value or the remaining balance under the promissory notes. The individuals also have the right at any time to put the shares to the Company’s subsidiary on the same terms. The net equity impact to the Company was nil, and the option described above is only redeemable if permissible pursuant to Maine regulations.
On July 1, 2019, a subsidiary of the Company entered into $8,000 convertible note receivable with a west coast social equity program. Upon certain conditions related to a subsequent capital raise, the Company’s applicable subsidiary will obtain the right to convert its financing receivable to an ownership interest. The line of credit matures in June 2022 and bears interest at a rate of 8% per annum. During the nine months ended September 30, 2020, the Company wrote off the note receivable and the accrued interest of $8,000 and $161, respectively, as the Company determined that the note was not collectible and recorded a loss on notes receivable of $8,161.
The Company provides revolving lines of credit to several entities under management services agreements which are included in notes receivable. The relevant terms and balances are detailed below.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Lines of Credit			Balance as of
Counterparty	Maximum Obligation	Interest Rate	September 30, 2020	December 31, 2019
Greenleaf (1)	$31,200	3.25% - 4.75%	$29,085	$22,569
CWG (2)	12,000	8%	9,767	9,152
CCF (3)	12,500	18%	—	7,152
Prime Alternative Treatment Center, Inc. ("PATC") (4)	4,650	15%	4,650	4,650
Patient Centric of Martha’s Vineyard, Ltd. (“PCMV”) (5)	9,000	15%	6,594	5,758
Health Circle, Inc. (6)	8,000	15%	4,331	3,988
Total	$77,350		$54,427	$53,269
(1) During the year ended December 31, 2018, a subsidiary of the Company extended lines of credit to Greenleaf Apothecaries, LLC, Greenleaf Therapeutics, LLC and Greenleaf Gardens, LLC (together “Greenleaf”), which mature in June 2023.
(2) The revolving line of credit due from CWG matures in December 2021.
(3) In September 2018, a subsidiary of the Company entered into a management agreement to provide certain advisory and consulting services to CCF for a monthly fee based on product sales.
On November 15, 2019, certain changes in New Jersey state laws occurred to allow for-profit entities to hold cannabis licenses and certain regulatory approvals. Accordingly, a subsidiary of the Company entered into a Reorganization Agreement with CCF, whereby the management agreement will terminate and any outstanding obligations on the line of credit will convert to a direct ownership interest in CCF, which will convert to a for-profit entity. On June 26, 2020, the transactions contemplated by the Reorganization Agreement closed and the line of credit converted into equity in CCF’s successor entity. Please see Note 3 for additional details.
(4) PATC is a non-profit license holder in New Hampshire to which the Company’s consolidated subsidiary PATCC provides management or other consulting services. The line of credit matures in August 2022.
(5) In November 2018, a subsidiary of the Company entered into a services agreement with PCMV. The line of credit matures in November 2023. The services agreement was terminated in February 2020.
(6) Health Circle, Inc. is a non-profit license holder in Massachusetts that formerly had a services agreement with the Company’s consolidated subsidiary MA RMDS SVCS, LCC. The line of credit matures in November 2032. The services agreement was terminated in February 2020.

7.    CAPITAL ASSETS, net
Net property and equipment consisted of:

	September 30, 2020	December 31, 2019
Land (1)	$6,490	$9,839
Building	34,368	34,522
Right-of-use asset, finance leases	5,572	5,954
Construction in progress	16,328	17,288
Furniture, fixtures and equipment	19,076	21,019
Leasehold improvements	23,273	22,682
Capital assets, gross	$105,107	$111,304
Less: accumulated depreciation	(8,544)	(5,257)
Capital assets, net	$96,563	$106,047

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Depreciation of capital assets for the three and nine months ended September 30, 2020 include $855 and $2,640 of depreciation expense, and $553 and $1,881, that was capitalized to inventory, respectively. Depreciation of capital assets for the three and nine months ended September 30, 2019 include $603 and $1,399 of depreciation expense, and $490 and $1,321, that was capitalized to inventory, respectively.
(1)On May 8, 2020, a subsidiary of the Company sold a parcel of land for a sale price of $1,081. In connection with the transaction, the Company recorded a $280 gain on sale at Other loss, net on the Statements of Operations.
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

Balance Sheet Information	Classification	September 30, 2020	December 31, 2019
Right-of-use assets
Operating	Operating lease right-of-use assets	$31,507	$51,950
Finance	Capital assets, net	5,194	5,832
Total right-of-use assets		$36,701	$57,782

Lease liabilities
Current
Operating	Operating lease liability, current	$2,482	$2,759
Financing	Debt, current	75	49
Non-current
Operating	Operating lease liability, non-current	30,182	47,522
Financing	Debt, non-current	5,547	6,083
Total lease liabilities		$38,286	$56,413

Statement of Operations Information	Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Short-term lease expense	General and administrative	$437	$267	$1,108	$753
Operating lease expense	General and administrative	2,062	1,650	6,512	3,618
Finance lease expense:
Amortization of right of use asset	Depreciation and amortization	87	26	81	45
Interest expense on lease liabilities	Interest expense	190	34	621	72
Sublease income	Other loss, net	(12)	(10)	(28)	(58)
Net lease cost		$2,327	$1,700	$7,186	$3,677

Statement of Cash Flows Information	Classification	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for operating leases	Net cash used in operating activities	$5,803	$2,554
Cash paid for finance leases - interest	Net cash used in operating activities	$587	$72

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The following represents the Company’s future minimum payments required under existing leases with initial terms of one year or more as of September 30, 2020:

Maturity of lease liabilities	Operating Leases	Finance Leases
2020 (1)	$2,155	$203
2021 (1)	7,075	823
2022	5,347	843
2023	5,187	864
2024	5,204	886
Thereafter	29,549	14,090
Total lease payments	$54,517	$17,709
Less: imputed interest	20,975	12,087
Present value of lease liabilities	$33,542	$5,622

Weighted average remaining lease term (years)	9	11
Weighted average discount rate	9%	15%
(1) Includes minimum payments under existing operating leases currently classified as held-for-sale (Refer to Note 3 for details).

As of September 30, 2020, there have been no leases entered into that have not yet commenced.

9.    INVENTORY

	September 30, 2020	December 31, 2019
Retail inventory	$1,884	$1,784
Wholesale inventory	16,127	11,993
Cultivation inventory	2,351	3,021
Supplies & other	1,399	1,285
Total	$21,761	$18,083

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
10.    DEBT
The Company’s debt balances consist of the following:

Debt balances	September 30, 2020	December 31, 2019
NCCRE loan	$476	$492
Seller’s notes	2,581	2,810
Related party debt	—	15,000
Financing liability (related party)	15,253	19,052
Finance lease liabilities	5,622	6,132
3.55% Credit facility due 2022	19,841	—
3.55% Credit facility collateral (related party)	22,116	—
Convertible note, net of debt discount	—	—
Bridge loan	14,884	—
7.5% Loan due 2023	32,043	—
6.1% Secured debenture due 2030	45,984	—
Total debt	$158,800	$43,486
Less: current portion of debt	37,097	15,300

Total long-term debt	$121,703	$28,186
The interest expense related to the Company’s debt during the three and nine months ended September 30, 2020 and 2019 consists of the following:

Interest Expense	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NCCRE loan	$5	$4	$14	$14
Seller’s notes	76	60	220	259
Financing liability (related party)	86	—	1,384	—
Finance lease liability	190	32	621	72
3.55% Credit facility due 2022	393	—	869	—
3.55% Credit facility collateral (related party)	167	—	1,524	—
Convertible note	2,119	—	2,872	—
Bridge loan	3,011	—	3,502	—
7.5% Loan due 2023	23	—	23	—
6.1% Secured debenture due 2030	77	—	77	—
Total interest expense	$6,147	$96	$11,106	$345
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
In addition, Mr. Murphy has an interest in the credit facility disclosed below under “3.55% Credit facility and collateral”, in connection with which he loaned $21,000 of the $22,000 borrowed by the Company to the Lender (as defined below), which amount remains outstanding.

Financing liability

In connection with the Company’s failed sale-leaseback transaction in October, a financing liability was recognized equal to the cash proceeds received. The Company will recognize the cash payments made on the lease as interest expense, and the principal will be derecognized upon expiration of the lease.
3.55% Credit facility and collateral

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
Pursuant to the Amended Arrangement, the monthly interest on the collateral payable to Kevin Murphy was modified to cash payments for the remaining duration of the term at an interest rate of 12% per annum, payable upon maturity. The remaining interest will continue to be paid monthly in the form of 2 Fixed Shares and 1 Floating Share through the maturity date.

The Company has determined such equity interest on collateral to be a mandatorily redeemable financial instrument that is recorded as a liability in accordance with ASC 480 - Distinguishing liabilities from equity (“ASC 480”). The liability is calculated based upon the share interest multiplied by the maturity price of $4.50 per share. The equity and cash liability amounted to $60 and $1,408, respectively as of September 30, 2020 and was recorded in Debt, current within the Statements of Financial Position.
Convertible note

On May 29, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an Investment Fund (the “Investor”), pursuant to which the Company sold and issued $11,000 in principal amount under a secured convertible debenture, with gross proceeds to the Company of $10,000 before transaction fees (the “Convertible Debenture”).

The Convertible Debenture bears interest at 15% per annum and was secured by the Company’s medical cannabis dispensaries in Connecticut. The Convertible Debenture was convertible by the holder in whole or in part after September 30, 2020. Prior to September 30, 2020, the holder could convert only up to $550 of principal amount. The Convertible Debenture may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The Convertible Debenture was convertible into Class A Subordinate Voting Shares

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
of the Company at a conversion price of $1.68 per share, subject to the conversion limitations described above. On September 4, 2020, the holder accordingly converted $550 of the principal amount.

The maturity date is the earlier of (i) May 29, 2021 or (ii) on the consummation of one or more debt, equity or a combination of debt and equity financing transactions in which the Company receives gross proceeds of $40,000 or more. Management accordingly accreted all discounts to Interest expense on the Consolidated Statements of Operations over the period through September 30, 2020.

The Company recorded beneficial conversion of $523, representing 5% of the principal amount which was convertible in Share Capital in the Statements of Shareholders’ Equity, and an equivalent discount was recorded against the carrying value of the Convertible Debenture. The beneficial conversion feature was determined in accordance with ASC 470-20 - Debt with conversion and other options and is calculated at its intrinsic value being the difference between the conversion price and the fair value of the common stock into which the debt is convertible at the commitment date, being $3.28 per share, multiplied by the number of shares into which the debt is convertible. The Company had the right to redeem up to 95% of the principal amount on or prior to September 29, 2020 without penalty.

On September 29, 2020, the Company retired the convertible debenture, utilizing the proceeds received from the 7.5% Loan due 2023 entered into on the same date as described below.

The Company determined the conversion feature above did not meet the characteristics of a derivative instrument in accordance with ASC 815 - Derivatives and Hedging (“ASC 815”), as the conversion feature is indexed to its own stock and is classified under Share Capital in the Statements of Stockholders’ Equity. As such, there was no derivative liability associated with the Convertible Debenture under ASC 815.

For the three and nine months ended September 30, 2020, the Company recorded amortization of debt discount of $1,122 and $1,524, respectively.

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

In October 2020, the Company retired the short-term definitive funding agreement and paid in aggregate $18,050 to retire the full principal balance and accrued interest.

September 2020 Transactions

On September 23, 2020, pursuant to the implementation of the Amended Arrangement (See Note 13), a subsidiary of Canopy Growth advanced gross proceeds of $50,000 (less transaction costs of approximately $4,025) to Universal Hemp, an affiliate of the Company, pursuant to the terms of a secured debenture (“6.1% Loan”). In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. An additional $50,000 may be advanced pursuant to the debenture subject to the satisfaction of certain conditions by Universal Hemp. The debenture bears interest at a rate of 6.1% per annum, matures 10 years from the date hereof or such earlier date in accordance with the terms of the debenture and all interest payments made pursuant to the debenture are payable in cash by Universal Hemp. The debenture is not convertible and is not guaranteed by Acreage.

With a portion of the proceeds for the 6.1% Loan received by Universal Hemp, Acreage engaged the Investment Advisor which, under its Investment Advisor’s sole discretion, invested on behalf of Universal Hemp $34,019 on September 28, 2020. As a result, Universal Hemp acquired 34,019 class B units, at $1 par value per unit, which represented 100% financial interest in the Investment Partnership, a Canada-based limited partnership. The Investment Partnership and the general partner were independently formed by an institutional investor. The institutional investor is a Canadian alternative asset manager, along with its affiliates and subsidiaries (the “Institutional Investor”). The Investment Partnership’s General Partner and limited partner

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
hold class A units and class B units and are owned and controlled by an affiliated entity of the Institutional Investor and the Investment Advisor, respectively. Upon execution of the limited partnership agreement between the Investment Advisor and the Investment Partnership (the “Investment Agreement”), $1,019 was distributed to the class A unitholders of the Investment Partnership. The Investment Partnership’s General Partner is controlled by an affiliated entity of the Institutional Investor.

On September 28, 2020 the Company received gross proceeds of $33,000 (less transaction costs of approximately $959) from an institutional lender (the “Institutional Lender”) and used a portion of the proceeds of this loan to retire its short-term $11,000 convertible note (as described above) and its short-term note aggregating approximately $18,000 in October 2020, with the remainder being used for working capital purposes. The loan is unsecured, matures in three years and bears interest at a 7.5% annual interest rate. The Institutional Lender is controlled by the class A and class B unitholders of the Investment Partnership. The Investment Partnership is an investor in the Institutional Lender.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
11.    SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
The table below details the change in Pubco shares outstanding by class for the nine months ended September 30, 2020:

Shareholders’ Equity	Subordinate Voting Shares	Subordinate Voting Shares Held in Treasury	Proportionate Voting Shares (as converted)	Multiple Voting Shares	Total Shares Outstanding
December 31, 2019	68,177	(842)	23,143	168	90,646
Issuances	9,518	—	—	—	9,518
NCI conversions	583	—	—	—	583
PVS conversions	1,231	—	(1,231)	—	—
Exchange pursuant to Amended Arrangement	(79,509)	842	(21,912)	(168)	(100,747)
September 22, 2020	—	—	—	—	—

Shareholders’ Equity	Fixed Shares	Floating Shares	Fixed Shares Held in Treasury	Floating Shares Held in Treasury	Fixed Multiple Shares	Total Shares Outstanding
September 23, 2020	70,994	30,476	(589)	(253)	118	100,746
Issuances	—	—	—	—	—	—
NCI conversions	—	—	—	—	—	—
September 30, 2020	70,994	30,476	(589)	(253)	118	100,746

Pursuant to the Amended Arrangement, on September 23, 2020, Acreage completed a capital reorganization whereby (i) each existing SVS was exchanged for 0.7 of a Fixed Share and 0.3 of a Floating Share; (ii) each existing PVS was exchanged for 28 Fixed Shares and 12 Floating Shares; and (iii) each existing MVS was exchanged for 0.7 of a Fixed Multiple Share and 0.3 of a Floating Share. No fractional Fixed Shares, Fixed Multiple Shares or Floating Shares were issued pursuant to the Capital Reorganization. See Note 13 for further information.

During the nine months ended September 30, 2020, the Company issued 327 SVS (subsequently converted to 229 and 98 Fixed Shares and Floating Shares, respectively) as a result of the conversion of $550 of the Convertible Debenture (See Note 10), recorded in Issuances upon conversion of debenture on the Statements of Shareholders’ Equity. The Company also issued 200 SVS (subsequently converted to 140 and 60 Fixed Shares and Floating Shares, respectively in relation to the issuance of the commitment shares under the Standby Equity Distribution Agreement (See Note 13), recorded in Other equity transactions on the Statements of Shareholders’ Equity.

The table below details the change in Pubco shares outstanding by class for the nine months ended September 30, 2019:

Shareholders’ Equity	Subordinate Voting Shares	Subordinate Voting Shares Held in Treasury	Proportionate Voting Shares (as converted)	Multiple Voting Shares	Total Shares Outstanding
December 31, 2018	21,943	(842)	57,895	168	79,164
Issuances	8,017	—	—	—	8,017
NCI conversions	2,483	—	—	—	2,483
PVS conversions	34,444	—	(34,444)	—	—
September 30, 2019	66,887	(842)	23,451	168	89,664
During the nine months ended September 30, 2019, the Company issued 208 SVS as compensation for consulting services expense of $3,424, recorded in Other equity transactions on the Statements of Shareholders’ Equity.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Warrants
A summary of the warrants activity outstanding is as follows:

Warrants	January 1, 2020 to September 22, 2020	September 23, 2020 to September 30, 2020
	SVS	Fixed Shares	Floating Shares
Beginning balance	2,040	5,684	2,436
Granted	6,085	—	—
Expired	(4)	—	—
Modification pursuant to Amended Arrangement	(8,121)	—	—
Ending Balance	—	5,684	2,436

Warrants	Nine months ended September 30, 2019
SVS
Beginning balance	2,259
Granted	4
Expired	(223)
Ending balance	2,040

On February 10, 2020, the Company raised $27,887, net of issuance costs, from a private placement of 6,085 special warrants priced at $4.93 per unit. Each special warrant was automatically exercised on March 2, 2020 for no additional consideration, into one unit comprised of one SVS and one SVS purchase warrant with an exercise price of $5.80 and a five-year term. Pursuant to the Amended Arrangement, the exercise price was thereafter amended to $4.00. Refer to Note 13 for further details. The Company evaluated the warrants for liability or equity classification in accordance with ASC 480 and determined that equity treatment was appropriate as the warrants only require settlement through the issuance of the Company’s common stock, which are not redeemable, and do not represent an obligation to issue a variable number of shares. Accordingly, the warrants were classified as equity and are not subject to remeasurement at each balance sheet date.

Pursuant to the Amended Arrangement, the exercise price of all other warrants outstanding as of September 30, 2020 is $17.50 and $7.50 per Fixed Share and Floating Share, respectively. Refer to Note 13 for further details.
The weighted-average remaining contractual life of the warrants outstanding is approximately 4 years. There was no aggregate intrinsic value for warrants outstanding as of September 30, 2020.
During the nine months ended September 30, 2019, the Company issued 4 warrants with a weighted-average grant date fair value of $6.74 per share, and an expense of $27 was recorded in General and administrative expenses in the Statements of Operations.
The exercise price of all warrants outstanding as of September 30, 2019 was $25 per share, and the weighted-average remaining contractual life of the warrants outstanding is approximately 2 years. There was no aggregate intrinsic value for warrants outstanding as of September 30, 2019.
Non-controlling interests - convertible units
The Company has NCIs in consolidated subsidiaries USCo2 and HSCP. The non-voting shares of USCo2 and HSCP units make up substantially all of the NCI balance as of September 30, 2020 and are convertible for either 0.7 of a Fixed Share and 0.3 of a Floating Share of Pubco or cash, as determined by the Company. Summarized financial information of HSCP is presented below. USCo2 does not have discrete financial information separate from HSCP.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

HSCP net asset reconciliation	September 30, 2020	December 31, 2019
Current assets	$159,764	$55,296
Non-current assets	435,581	584,812
Current liabilities	(123,838)	(46,434)
Non-current liabilities	(146,437)	(75,219)
Other NCI balances	(547)	(1,041)
Accumulated equity-settled expenses	(179,476)	(111,934)
Net assets	$145,047	$405,480
HSCP/USCo2 ownership % of HSCP	18.75%	21.64%
Net assets allocated to USCo2/HSCP	$27,196	$87,746
Net assets attributable to other NCIs	547	1,041
Total NCI	$27,743	$88,787

	Three Months Ended September 30,		Nine Months Ended September 30,
HSCP Summarized Statement of Operations	2020	2019	2020	2019
Net loss allocable to HSCP/USCo2	(45,059)	(47,735)	(322,129)	(124,752)
HSCP/USCo2 weighted average ownership % of HSCP	16.62%	22.59%	20.00%	23.99%
Net loss allocated to HSCP/USCo2	(7,488)	(10,782)	(64,426)	(29,928)
Net loss allocated to other NCIs	—	(4)	(515)	(9)
Net loss attributable to NCIs	(7,488)	(10,786)	(64,941)	(29,937)
As of September 30, 2020, USCo2’s non-voting shares owned approximately 0.57% of HSCP units. USCo2’s capital structure is comprised of voting shares (approximately 70%), all of which are held by the Company, and of non-voting shares (approximately 30%) held by certain former HSCP members. Certain executive employees and profits interests holders own approximately 18.18% of HSCP units. The remaining 81.25% interest in HSCP is held by USCo and represents the members’ equity attributable to shareholders of the parent.
During the nine months ended September 30, 2020 and 2019, the Company had several transactions with HSCP and USCo2 that changed its ownership interest in the subsidiaries but did not result in loss of control. These transactions included business acquisitions and the redemption of HSCP and USCo2 convertible units for Pubco shares (as shown in the table below), and resulted in a $3,871 and $4,788 allocation from NCI to shareholders' equity for the nine months ended September 30, 2020 and 2019, respectively.
During the three and nine months ended September 30, 2020, Pubco, by way of Acreage CCF New Jersey, LLC, acquired 100% of the operations of CCF for total consideration of $20,087. Refer to Note 3 for further information. Pursuant to the acquisition, Pubco subsequently transferred the ownership of Acreage CCF New Jersey, LLC to HSCP by way of issuance of $10,000 HSCP units at closing price.
During the nine months ended September 30, 2019, the Company made cash payments in the amount of $4,278 to HSCP and USCo2 unit holders in satisfaction of redemption requests the Company chose to settle in cash, as well as for LLC unitholders tax liabilities in accordance with the HSCP operating agreement.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
A reconciliation of the beginning and ending amounts of convertible units is as follows:

	Nine Months Ended September 30,
Convertible Units	2020	2019
Beginning balance	25,035	27,340
Issuance of NCI units	—	198
Vested LLC C-1s canceled	(1,310)	(233)
LLC C-1s vested	1,000	755
NCI units settled in cash	—	(58)
NCI units converted to Pubco	(583)	(2,483)
Ending balance	24,142	25,519

12.    EQUITY-BASED COMPENSATION EXPENSE
Equity-based compensation expense recognized in the Statements of Operations for the periods presented is as follows:

Equity-based compensation expense	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Equity-based compensation - Plan	$7,607	$13,673	$33,388	$48,228
Equity-based compensation - Plan (Plan of Arrangement Awards) (1)	2,688	10,772	14,680	11,086
Equity-based compensation - other	150	3,729	17,301	8,530
Total equity-based compensation expense	$10,445	$28,174	$65,369	$67,844
(1) In accordance with the Prior Plan of Arrangement (as defined in Note 13) with Canopy Growth, awards were granted in July 2019, and amortized based on the vesting schedule set forth herein.

Amended Arrangement with Canopy Growth

On September 23, 2020, the Company announced the implementation of the Amended Arrangement (as defined in Note 13). Pursuant to the Amended Arrangement, the Company’s articles have been amended to create new Fixed Shares, Floating Shares and Fixed Multiple Shares. Consequently, the Company’s equity-based compensation was modified into new equity awards of the Company. Please refer to Note 13 for further discussion.

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
Pursuant to the Amended Arrangement, the Company retained the Plan described above, the upper limit of issuances being up to an amount equal to 15% of the issued and outstanding Fixed Shares and Floating Shares of the Company.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Restricted Share Units (“RSUs”)

	January 1, 2020 to September 22, 2020
Restricted Share Units (Fair value information expressed in whole dollars)	RSUs	Weighted Average Grant Date Fair Value
Unvested, beginning of period (1)	7,843	$15.10
Granted	4,970	3.60
Forfeited	(2,654)	11.29
Vested	(2,998)	11.60
Unvested, September 22, 2020	7,161	$9.99
Vested and unreleased	136	16.33
Exchange pursuant to Amended Arrangement	(7,297)	N/A
Outstanding, September 22, 2020	—	$—

	September 23, 2020 to September 30, 2020
	Fixed Shares		Floating Shares
Restricted Share Units (Fair value information expressed in whole dollars)	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Unvested, September 23, 2020 (1)	5,012	$9.99	2,148	$9.99
Granted	—	—	—	—
Forfeited	—	—	—	—
Vested	(2)	16.45	(1)	16.45
Unvested, end of period	5,010		2,147
Vested and unreleased	98	16.33	42	16.33
Outstanding, end of period	5,108	$10.11	2,189	$10.11

RSUs of the Company generally vest over a period of two years. The fair value for RSUs is based on the Company’s share price on the date of the grant. The Company recorded $5,424 and $31,522 as compensation expense during the three and nine months ended September 30, 2020, respectively. The fair value of RSUs vested during the three and nine months ended September 30, 2020 was $874 and $8,125, respectively.
The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs at September 30, 2020 was approximately 2 years and $16,268, respectively. Unrecognized compensation expense related to these awards at September 30, 2020 was $54,634 and is expected to be recognized over a weighted average period of approximately 2 years.
There were 140 and 43 vested RSUs that are pending delivery or deferred as of September 30, 2020 and 2019, respectively. On February 20, 2020, the Company issued 1,505 RSUs to certain executives with a weighted-average grant date fair value of $5.11 per share. 148 of the 1,505 RSUs vested immediately. Certain shares are subject to restriction thus a discount for lack of marketability was applied that correlates to the period of time. On March 13, 2020, the Company issued 630 RSUs to employees of the Company. All of these units vested immediately, with a fair market value of $2.15, which was the closing price of the Company’s subordinate voting shares on March 13, 2020.
(1) Equity-based compensation - Plan (Plan of Arrangement Awards)
Included within the RSUs during the three and nine months ended September 30, 2020 are “CGC Awards” issued in connection with the RSUs which were granted in July 2019:
On June 27, 2019, pursuant to the Original Arrangement Agreement (as defined in Note 13), 4,909 RSUs were awarded in total to five executive employees under the Plan. These awards vest as follows: 25% in June 2020, 25% in June 2021 and 50% three months following the Acquisition (as defined in Note 13). The Company recorded $1,783 and $10,132 as compensation

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
expense during the three and nine months ended September 30, 2020 in connection with these awards. A discount for lack of marketability was applied that correlates to the period of time certain of these shares are subject to restriction.
On July 31, 2019, the Company issued 1,778 RSUs to employees with unvested RSUs and stock options ("make-whole awards") as at the date of the Option Premium payment (as defined in Note 13). The RSUs were issued to provide additional incentive for employees that were not eligible to receive the full Option Premium and were subject to the same vesting terms as the unvested options and RSUs held as of the grant date. The Company recorded $905 and $4,548 as compensation expense during the three and nine months ended September 30, 2020, respectively, in connection with these awards.
Stock options

	January 1, 2020 to September 22, 2020
Stock Options (Exercise price expressed in whole dollars)	Options	Weighted Average Exercise Price
Options outstanding, beginning of period	5,607	$21.56
Granted	191	5.75
Forfeited	(1,301)	15.59
Exercised	—	—
Modification pursuant to Amended Arrangement	(4,497)	N/A
Options outstanding, September 22, 2020	—	$—

	September 23, 2020 to September 30, 2020
	Fixed Shares		Floating Shares
Stock Options (Exercise price expressed in whole dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, September 23, 2020	3,148	$15.83	1,349	$6.78
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Options outstanding, end of period	3,148	$15.83	1,349	$6.78

Options exercisable, end of period	1,686	$17.02	723	$7.30

Stock options of the Company generally vest over a period of three years and have an expiration period of 10 years. The weighted average contractual life remaining for options outstanding and exercisable as of September 30, 2020 was approximately 8 years. The Company recorded $4,871 and $16,546 as compensation expense during the three and nine months ended September 30, 2020, respectively, in connection with these awards. As of September 30, 2020, unamortized expense related to stock options totaled $24,494 and is expected to be recognized over a weighted-average period of approximately 1 year. There was no aggregate intrinsic value for options outstanding or exercisable as of September 30, 2020.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The following table summarizes the status of unvested Profits Interests for the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2020
Profits Interests (Fair value information expressed in whole dollars)	Number of Units	Weighted Average Grant Date Fair Value
Unvested, beginning of period	1,000	$0.43
Class C-1 units granted	—	—
Class C-1 units canceled	—	—
Class C-1 vested	(1,000)	0.43
Unvested, end of period	—	$—
The Company recorded $0 and $70 as compensation expense in connection with these awards during the three and nine months ended September 30, 2020, respectively. The fair value of Profits Interests vested during the three and nine months ended September 30, 2020 was $0 and $1,239, respectively.
As of September 30, 2020, all Profits Interests were fully vested.
Restricted Shares (“RSs”)
In connection with the Company’s acquisition of Form Factory during 2019, 1,369 restricted shares with a grant date fair value of $20.45 were issued to former employees of Form Factory subject to future service conditions, which fully vest 24 months from the acquisition date. The fair value for RSs is based on the Company’s share price on the date of the grant. The Company recorded compensation expense of $150 and $17,231 during the three and nine months ended September 30, 2020, respectively, in connection with these awards. During the three months ended September 30, 2020, certain employees separated from the Company, resulting in 12 RSs accelerating vesting and $150 incurred in expenses. During the nine months ended September 30, 2020, certain employees separated from the Company, resulting in 1,302 RSs accelerating vesting and $17,169 incurred in expenses. As of September 30, 2020, all RSs were fully vested. The total weighted average remaining contractual life and aggregate intrinsic value of RSs at September 30, 2019 was approximately 2 years and $10,103, respectively. As of September 30, 2019, unamortized expense related to RSs totaled $21,304 and is expected to be recognized over a weighted average period of approximately 2 years.

13.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company provides revolving lines of credit to several of its portfolio companies. Refer to Note 6 for further information.
Definitive agreements

On April 17, 2019, a subsidiary of the Company entered into a definitive agreement to acquire Deep Roots Medical, LLC (“Deep Roots”), a vertically integrated license holder in Nevada, for consideration of 4,762 HSCP units and $20,000 in cash. The Company announced the termination of the agreement by Deep Roots on April 3, 2020 following March 31, 2020, the end date for consummating the transaction.
During the year ended December 31, 2018, a subsidiary of the Company entered into a definitive agreement to acquire all ownership interests in GCCC Management, LLC, a management company overseeing the operations of Greenleaf Compassionate Care Center, Inc., a non-profit cultivation and processing facility in Rhode Island, for cash consideration of $10,000. The agreement terminated in April 2020.
Prior Plan of Arrangement with Canopy Growth

On June 19, 2019, the shareholders of the Company and of Canopy Growth separately approved the proposed plan of arrangement (the “Prior Plan of Arrangement”) involving the two companies, and on June 21, 2019, the Supreme Court of British Columbia granted a final order approving the Prior Plan of Arrangement. Effective June 27, 2019, the articles of the Company were amended pursuant to the Prior Plan of Arrangement to provide that, upon the occurrence (or waiver by Canopy Growth) of the Triggering Event, subject to the satisfaction of the conditions set out in the arrangement agreement entered into

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
between Acreage and Canopy Growth on April 18, 2019, as amended on May 15, 2019 (the “Original Arrangement Agreement”), Canopy Growth will acquire (the “Acquisition”) all of the issued and outstanding shares in the capital of the Company (each, an “Acreage Share”). Under the terms of the Original Arrangement Agreement, holders of Acreage Shares and certain securities convertible or exchangeable into SVS as of the close of business on June 26, 2019, received approximately $2.63, being their pro rata portion (on an as converted to SVS basis) of $300,000 (the “Option Premium”) paid by Canopy Growth.

HSCP unit holders are required to convert their units within three years following the closing of the Acquisition as will holders of non-voting shares of USCo2.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Second Amendment to the Arrangement Agreement with Canopy Growth
On June 24, 2020, Acreage and Canopy Growth entered into a proposal agreement (the “Proposal Agreement”) which set out, among other things, the terms and conditions upon which the parties were proposing to enter into an amending agreement (the “Amending Agreement”) to amend the Original Arrangement Agreement, amend and restate the Prior Plan of Arrangement (the “Amended Plan of Arrangement”) and implement the Amended Plan of Arrangement pursuant to the Business Corporations Act (British Columbia). The effectiveness of the amendment to the Original Arrangement Agreement and the implementation of the Amended Plan of Arrangement was subject to the conditions set out in the Proposal Agreement, which included, among others, approval by (i) the Supreme Court of British Columbia at a hearing upon the procedural and substantive fairness of the terms and conditions of the Amended Arrangement; and (ii) the shareholders of Acreage as required by applicable corporate and securities laws.
Following the satisfaction of various conditions set forth in the Proposal Agreement, on September 23, 2020, Acreage and Canopy Growth entered into the Amending Agreement (and together with the Original Arrangement Agreement, the “Arrangement Agreement”) and implemented the Amended Arrangement effective at 12:01 a.m. (Vancouver time) (the “Amendment Time”) on September 23, 2020 (the “Amendment Date”). Pursuant to the Amended Plan of Arrangement, Canopy Growth made a cash payment of $37,500 which was delivered to Acreage’s shareholders and certain holders of securities convertible or exchangeable into shares of Acreage. Acreage also completed a capital reorganization (the “Capital Reorganization”) effective as of the Amendment Time whereby: (i) each existing SVS was exchanged for 0.7 of a Fixed Share and 0.3 of a Floating Share; (ii) each issued and outstanding PVS was exchanged for 28 Fixed Shares and 12 Floating Shares; and (iii) each issued and outstanding MVS was exchanged for 0.7 of a Fixed Multiple Share and 0.3 of a Floating Share.
At the Amendment Time, on the terms and subject to the conditions of the Amended Plan of Arrangement, each option, restricted share unit, compensation option and warrant to acquire existing SVS that was outstanding immediately prior to the Amendment Time, was exchanged for a replacement option, restricted stock unit, compensation option or warrant, as applicable, to acquire Fixed Shares (a “Fixed Share Replacement Security”) and a replacement option, restricted stock unit, compensation option or warrant, as applicable, to acquire Floating Shares (a “Floating Share Replacement Security”) in order to account for the Capital Reorganization.
Pursuant to the Amended Plan of Arrangement, upon the occurrence or waiver (at the discretion of Canopy Growth) of the Triggering Event (the “Triggering Event Date”), Canopy Growth will, subject to the satisfaction or waiver of certain closing conditions set out in the Arrangement Agreement: (i) acquire all of the issued and outstanding Fixed Shares (following the mandatory conversion of the Fixed Multiple Shares into Fixed Shares) on the basis of 0.3048 of a common share of Canopy Growth (each whole common share, a “Canopy Growth Share”) for each Fixed Share held (the “Fixed Exchange Ratio”) at the time of the acquisition of the Fixed Shares (the “Acquisition Time”), subject to adjustment in accordance with the terms of the Amended Plan of Arrangement (the “Canopy Call Option”); and (ii) have the right (but not the obligation) (the “Floating Call Option”), exercisable for a period of 30 days following the Triggering Event Date to acquire all of the issued and outstanding Floating Shares at a price to be determined based upon the 30 day volume-weighted average trading price of the Floating Shares, subject to a minimum price of $6.41, as may be adjusted in accordance with the terms of the Amended Plan of Arrangement, to be payable, at the option of Canopy Growth, in cash, Canopy Growth Shares or a combination thereof. If any portion is paid in Canopy Growth Shares, the number of Canopy Growth Shares to be exchanged for each Floating Share shall be determined on the basis of a 30 day volume-weighted average calculation using the Floating Shares (the “Floating Ratio”). The closing of the acquisition of the Floating Shares pursuant to the Floating Call Option, if exercised, will take place concurrently with the closing of the acquisition of the Fixed Shares pursuant to the Canopy Call Option, if exercised. The Canopy Call Option and the Floating Call Option will expire 10 years from the Amendment Time.
At the Acquisition Time, on the terms and subject to the conditions of the Amended Plan of Arrangement, each Fixed Share Replacement Security will be exchanged for a replacement option, restricted stock unit, compensation option or warrant, as applicable, to acquire from Canopy Growth such number of Canopy Growth Shares as is equal to: (i) the number of Fixed Shares that were issuable upon exercise of such Fixed Share Replacement Security immediately prior to the Acquisition Time, multiplied by (ii) the Fixed Exchange Ratio in effect immediately prior to the Acquisition Time (provided that if the foregoing would result in the issuance of a fraction of a Canopy Growth Share, then the number of Canopy Growth Shares to be issued will be rounded down to the nearest whole number).
In the event that the Floating Call Option is exercised and Canopy Growth acquires the Floating Shares at the Acquisition Time, on the terms and subject to the conditions of the Amended Plan of Arrangement, each Floating Share Replacement Security will be exchanged for a replacement option, restricted stock unit, compensation option or warrant, as applicable, to acquire from Canopy Growth such number of Canopy Growth Shares as is equal to: (i) the number of Floating Shares that were issuable

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
upon exercise of such Floating Share Replacement Security immediately prior to the Acquisition Time, multiplied by (ii) the Floating Ratio (provided that if the foregoing would result in the issuance of a fraction of a Canopy Growth Share, then the number of Canopy Growth Shares to be issued will be rounded down to the nearest whole number).

In the event that the Floating Call Option is exercised and Canopy Growth acquires the Floating Shares at the Acquisition Time, Acreage will be a wholly-owned subsidiary of Canopy Growth.

The Amending Agreement also provides for, among other things, amendments to the definition of Purchaser Approved Share Threshold (as defined in the Arrangement Agreement) to change the number of shares of Acreage available to be issued by Acreage without an adjustment in the Fixed Exchange Ratio such that Acreage may issue a maximum of 32,700 shares (or convertible securities in proportion to the foregoing), which will include (i) 3,700 Floating Shares which are to be issued solely in connection with the exercise of stock options granted to Acreage management (the “Option Shares”); (ii) 8,700 Floating Shares other than the Option Shares; and (iii) 20,300 Fixed Shares. Notwithstanding the foregoing, the Amending Agreement provides that Acreage may not issue any equity securities, without Canopy Growth’s prior consent, other than: (i) upon the exercise or conversion of convertible securities outstanding as of the Amendment Date; (ii) contractual commitments existing as of the Amendment Date; (iii) the Option Shares; (iv) the issuance of up to $3,000 worth of Fixed Shares pursuant to an at-the-market offering to be completed no more than four times during any one-year period; (v) the issuance of up to 500 Fixed Shares in connection with debt financing transactions that are otherwise in compliance with the terms of the Arrangement Agreement, as amended by the Amending Agreement; or (vi) pursuant to one private placement or public offering of securities during any one-year period for aggregate gross proceeds of up to $20,000, subject to specific limitations as set out in the Amending Agreement.

In addition, the Amending Agreement provides for, among other things: (i) various Canopy Growth rights that extend beyond the Acquisition Date and continue until Canopy Growth ceases to hold at least 35% of the issued and outstanding Acreage shares (such date being the “End Date”), including, among others, rights to nominate a majority of Acreage’s Board of Directors (the “Acreage Board”) following the Acquisition Time, restrictions on Acreage’s ability to incur certain indebtedness without Canopy Growth’s consent; (ii) restrictive covenants in respect of the business conduct in favor of Canopy Growth; (iii) termination of non-competition and exclusivity rights granted to Acreage by Canopy Growth in the Arrangement Agreement in the event that Acreage does not meet certain specified financial targets on an annual basis during the term of the Canopy Call Option as further described below; (iv) implementation of further restrictions on Acreage’s ability to operate its business, including its ability to hire certain employees or make certain payments or incur any non-trade-payable debt without Canopy Growth’s consent in the event that Acreage does not meet certain specified financial targets on a quarterly basis during the term of the Canopy Call Option as further described below; and (v) termination of the Arrangement Agreement and Canopy Growth’s obligation to complete the acquisition of the Fixed Shares pursuant to the Canopy Call Option in the event that Acreage does not meet certain specified financial targets in the trailing 12 month period as further described below. Each of the financial targets referred to above is specified in the Amending Agreement and related to the performance of Acreage relative to a business plan for Acreage for each fiscal year ended December 31, 2020 through December 31, 2029 set forth in the Proposal Agreement (the “Initial Business Plan”).
The Amending Agreement precludes Acreage from entering into any contract in respect of Company Debt (as defined in the Arrangement Agreement) if, among other restrictions: (i) such contract would be materially inconsistent with market standards for companies operating in the United States cannabis industry; (ii) such contract prohibits a prepayment of the principal amount of such Company Debt, requires a make-whole payment for the interest owing during the remainder of the term of such contract or charges a prepayment fee in an amount greater than 3.0% of the principal amount to be repaid; (iii) such contract would provide for interest payments to be paid through the issuance of securities as opposed to cash; or (iv) such contract has a principal amount of more than $10,000 or a Cost of Capital (as defined in the Amending Agreement) that is greater than 30.0% per annum; provided that, if such Company Debt is fully secured by cash in a blocked account, the Cost of Capital may not be greater than 3.0% per annum. Notwithstanding the foregoing, Canopy Growth’s consent will not be required for Acreage or any of its subsidiaries to enter into a maximum of two transactions for Company Debt that would require consent based on the foregoing during any one-year period, in accordance with the following terms: (i) the principal amount of the Company Debt per transaction may not exceed $10,000, (ii) the Company Debt is not convertible into any securities; and (iii) the contract does not provide for the issuance of more than 500 Acreage shares (or securities convertible into or exchangeable for 500 Acreage shares).
The Amending Agreement also provides for certain financial reporting obligations and that Acreage may not nominate or appoint any new director or appoint any new officer that does not meet certain specified criteria. The Amending Agreement

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
also requires Acreage to submit a business plan to Canopy Growth on a quarterly basis that complies with certain specified criteria, including the Initial Business Plan. In the event that Acreage has not satisfied: (i) 90% of the minimum revenue and earnings targets set forth in the Initial Business Plan measured on a quarterly basis, certain additional restrictive covenants will become operative as austerity measures for Acreage’s business; (ii) 80% of the minimum revenue and earnings targets set forth in the Initial Business Plan, as determined on an annual basis, certain restrictive covenants applicable to Canopy Growth under the Arrangement Agreement will cease to apply in order to permit Canopy Growth to acquire, or conditionally acquire, a competitor of Acreage in the United States should it wish to do so; and (iii) 60% of the minimum revenue and earnings targets set forth in the Initial Business Plan for the trailing 12 month period ending on the date that is 30 days prior to the proposed Acquisition Time, a material adverse impact will be deemed to have occurred for purposes of Section 6.2(2)(h) of the Arrangement Agreement and Canopy Growth will not be required to complete the acquisition of the Fixed Shares pursuant to the Canopy Call Option.

The Amending Agreement also requires Acreage to limit its operations to the Identified States (as defined in the Amending Agreement). In connection with the execution of the Proposal Agreement, Acreage was provided with consent from Canopy Growth to divest of all assets outside of the Identified States (the “Non-Core Divestitures”).
In addition, the Amending Agreement includes certain covenants that will apply following the Acquisition Time until the earlier of the date on which the Floating Shares are acquired by Canopy Growth or the End Date. Such covenants include, among others, pre-emptive rights and top-up rights in favor of Canopy Growth, restrictions on M&A activities, approval rights for Acreage’s quarterly business plan, nomination rights for a majority of the directors on the Acreage Board and certain audit and inspection rights.

Debenture
In connection with the implementation of the Amended Arrangement, pursuant to a secured debenture dated September 23, 2020 (the “Debenture”) issued by Universal Hemp, LLC, an affiliate of Acreage that operates solely in the hemp industry in full compliance with all applicable laws (the “Borrower”), to 11065220 Canada Inc., an affiliate of Canopy Growth (the “Lender”), the Lender agreed to provide a loan of up to $100,000 (the “Loan”), $50,000 of which was advanced on the Amendment Date (the “Initial Advance”), and $50,000 of the Loan will be advanced in the event that the following conditions, among others, are satisfied: (a) the Borrower’s EBITDA (as defined in the Debenture) for any 90 day period is greater than or equal to 2.0 times the interest costs associated with the Initial Advance; and (b) the Borrower’s business plan for the 12 months following the applicable 90 day period supports an Interest Coverage Ratio (as defined in the Debenture) of at least 2.00:1.
The principal amount of the Loan will bear interest from the date of advance, compounded annually, and be payable on each anniversary of the date of the Debenture in cash in U.S. dollars at a rate of 6.1% per annum. The Loan will mature 10 years from the date of the Initial Advance.
The Loan must be used exclusively for U.S. hemp-related operations and on the express condition that such amount will not be used, directly or indirectly, in connection with or for the operation or benefit of any of the Borrower’s affiliates other than subsidiaries of the Borrower exclusively engaged in U.S. hemp-related operations and not directly or indirectly, towards the operation or funding of any activities that are not permissible under applicable law. The Loan proceeds must be segregated in a distinct bank account and detailed records of debits to such distinct bank account will be maintained by the Borrower.
No payment due and payable to the Lender by the Borrower pursuant to the Debenture may be made using funds directly or indirectly derived from any cannabis or cannabis-related operations in the United States, unless and until the Triggering Event Date.
The Debenture includes usual and typical events of default for a financing of this nature, including, without limitation, if: (i) Acreage is in breach or default of any representation or warranty in any material respect pursuant to the Arrangement Agreement; (ii) the Non-Core Divestitures are not completed within 18 months from the Amendment Date; and (iii) Acreage fails to perform or comply with any covenant or obligation in the Arrangement Agreement which is not remedied within 30 days after written notice is given to the Borrower by the Lender. The Debenture also includes customary representations and warranties, positive covenants and negative covenants of the Borrower.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of September 30, 2020, for which no liabilities are recorded on the Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of September 30, 2020 and 2019, such amounts were not material.
Contingencies
As of September 30, 2020, the Company has consulting fees payable in SVS which are contingent upon successful acquisition of certain state cannabis licenses. The Company had maximum obligations of $8,750 and 280 Fixed Shares and 120 Floating Shares. No reserve for the contingencies has been recorded as of September 30, 2020.
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of September 30, 2020, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
The Company and its subsidiaries may be, from time to time, subject to various administrative, regulatory and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable, and the contingent liability can be reasonably estimated.
Standby Equity Distribution Definitive Agreement

On May 29, 2020, the Company entered into an agreement with an institutional lender for $50,000 of financing commitments under a Standby Equity Distribution Agreement (“SEDA”). The investor may, at its discretion, purchase, and the Company may, at its discretion, periodically sell to the investor, up to $50,000 of subordinate voting shares of the Company at a purchase price of 95% of the market price over the course of 24 months from the effective date. Pursuant to the SEDA, investor may, at its discretion, purchase, and the Company may, at its discretion, periodically sell to the investor, up to $35,000 and $15,000 of the Company’s Fixed Shares and Floating Shares, respectively. In consideration for entering the SEDA, the Company issued the investor 200 SVS as commitment shares. Pursuant to the Amended Arrangement, the shares have since been exchanged for 140 Fixed Shares and 60 Floating Shares. On November 30, 2020, except for certain indemnification provisions, the Company and institutional lender terminated the SEDA and their respective rights and obligations under the SEDA.

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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

California Employment Claim

On February 8, 2019, a former employee of Made By Science, LLC (“Plaintiff”) filed an action in the Superior Court of the State of California, County of Los Angeles against Made By Science, LLC (“MBS”), Made By Science, Inc., Form Factory LLC, Form Factory, Inc., Acreage, and a former employee (collectively, for the purposes of this matter, the “Defendants”). Plaintiff’s complaint asserted six causes of action against Defendants for (i) breach of contract; (ii) failure to pay wages; (iii) conversion; (iv) failure to pay all wages upon separation of employment; (v) failure to provide accurate, itemized wage statements; and (vi) failure to pay all wages in violation of Cal. Labor Code § 204, arising from Plaintiff’s employment with MBS. Several of the Defendants moved to compel arbitration of the dispute based on the arbitration provision contained in the relevant agreement. On August 14, 2019, the Court granted Defendants’ motion to compel arbitration. An arbitrator has recently been assigned and a preliminary conference was held. The parties exchanged information and documents relevant to Plaintiff’s claims in accordance with the applicable arbitration rules. Depositions have begun to take place and an arbitration hearing remains tentatively scheduled for March 2021. Defendants will continue to vigorously defend against Plaintiff’s claims and intend to file a dispositive motion to summarily dismiss Plaintiff’s claims in advance of the arbitration hearing.

CanWell Dispute

The CanWell dispute is comprised of five separate proceedings:

i. CanWell's petition filed in Rhode Island Superior Court (C.A. KM-2019-0948) to compel arbitration of claims arising out of WPMC withdrawal as a member of the CanWell entities as well as other disputes, including issues relating to termination of the Alternative Dosage Agreement (“ADA”) (relating to the Maine dispensary).

ii. CanWell's petition filed in Rhode Island Superior Court (C.A. No. KM-2019-1047) to compel arbitration of WPMC's redemption of the CanWell entity's interest in WPMC, including issues relating to termination of the ADA.

iii. An arbitration proceeding relating to WPMC's withdrawal from the CanWell entities. A procedural meeting with the arbitrator took place on November 5, 2019.

iv. An arbitration that will soon be underway with the American Arbitration Association on the issue of whether WPMC had the right to redeem CanWell's interest in WPMC.

v. A civil action pending in Maine (Docket No. CUMSC-CV-19-0357) which was filed by Northeast Patients Group d/b/a Wellness Connection of Maine against CanWell, LLC and CanWell Processing (Maine), LLC, relating to the termination of the ADA. While no Acreage affiliate is currently a party to this action, the issue being litigated relates to the termination of the ADA, which is one of the issues that CanWell is attempting to arbitrate in Rhode Island.

vi. A declaratory judgment action pending in Delaware, High Street Capital Partners, LLC v. CanWell, LLC, CanWell Processing (Maine), LLC, and CanWell Processing (Rhode Island), LLC (Court of Chancery, No. 2019-0957-MTZ) seeking a declaratory judgment that, as a matter of law, High Street is not subject to any non-compete provision with regard to the agreements detailed above. This case remains in the preliminary stages of litigation.

The Court issued an order on January 29, 2020 that determined that the arbitrability of the ADA Disputes is to be decided by an arbitrator, not the Court.

Following the parties’ entering into a Memorandum of Understanding (MOU) on proposed settlement terms that would settle each of the matters listed above, the parties have now reached a final confidential settlement agreement. As part of that agreement, the Company has accrued for $7,750 in Loss from legal settlements on the Statements of Operations for the three and nine months ended September 30, 2020 and anticipates the dismissal of each action listed above in the coming months.

Lease Dispute

On or around December 2019, it is alleged that a wholly-owned subsidiary of HSCP entered into three five-year leases to occupy approximately 70 square feet of commercial space on a cannabis cultivation campus in California. As of November 24, 2020, HSCP and its wholly-owned subsidiary entered into a confidential settlement and release agreement with the commercial

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
landlord, pursuant to which HSCP will make six payments to the commercial landlord totaling $6,336, which the Company has accrued for in Loss from legal settlements on the Statements of Operations for the three and nine months ended September 30, 2020. The first payment of $1,000 was made in November 2020 and the final payment will be due on December 31, 2021.

14.    RELATED PARTY TRANSACTIONS
Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.
Related party notes receivable

Acreage has certain outstanding notes receivable with related parties. Refer to Note 6 for further information.
GreenAcreage

The Company has an investment carried at fair value through profit and loss in GreenAcreage Real Estate (“GreenAcreage”). The Company also has an equity method investment in the management company of GreenAcreage resulting from the CEO’s board involvement. During the year ended December 31, 2019, the Company sold and subsequently leased back several of its capital assets in a transaction with GreenAcreage. The subsequent leases met the criteria for finance leases, and as such, the transactions do not qualify for sale-leaseback treatment.
On July 15, 2020, a subsidiary of the Company entered into a definitive agreement with GreenAcreage to internalize the Company’s management operations.
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

Pursuant to the Amended Arrangement, the monthly interest on the collateral payable to Kevin Murphy was modified to cash payments for the remaining duration of the term at an interest rate of 12% per annum, payable upon maturity. The remaining interest will continue to be paid monthly in the form of 2 Fixed Shares and 1 Floating Share through the maturity date.

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

Basic and diluted loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to common shareholders of the Company	$(40,548)	$(38,716)	$(249,694)	$(99,634)
Weighted average shares outstanding - basic	103,450	89,262	98,304	84,817
Effect of dilutive securities	—	—	—	—
Weighted average shares - diluted	103,450	89,262	98,304	84,817
Net loss per share attributable to common shareholders of the Company - basic	$(0.39)	$(0.43)	$(2.54)	$(1.17)
Net loss per share attributable to common shareholders of the Company - diluted	$(0.39)	$(0.43)	$(2.54)	$(1.17)

During the nine months ended September 30, 2020, 5,684 Fixed warrants, 2,436 Floating warrants, 5,108 Fixed Share restricted share units, 2,189 Floating Share restricted share units, 3,148 Fixed Share stock options, 1,349 Floating Share stock options and 24,142 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted as they were anti-dilutive. During the nine months ended September 30, 2019, 2,040 warrants, 8,120 restricted share units, 4,963 stock options, 1,000 profits interests and 25,519 NCI convertible units were excluded from the calculation of net loss per share attributable to common share attributable to common shareholders of the Company - diluted as they were anti-dilutive.

17.    SUBSEQUENT EVENTS
Secured bridge loan
In October 2020, the Company retired its subsidiary’s borrowing pursuant to a short-term strategic financing loan. The Company’s subsidiary paid in aggregate $18,050 to retire the full principal balance and accrued interest.

Promissory note payable
In October 2020, Foros Securities LLC extended a promissory note of $2,000 to the Company bearing interest at 10% per annum. The promissory note matures on the earlier of July 5, 2021 or the date the principal is repaid in full.

Senior secured term loan facility
In November 2020, the Company’s subsidiary received initial commitments and funding from a syndicate of lenders for a first advance of $28,000 pursuant to a senior secured term loan facility at an annual interest rate of 15% with a maturity of 48 months from closing.

In connection with the advance, the Company issued the lenders an aggregate of 1,557 Fixed Share Warrants with each Fixed Share Warrant exercisable for one Class E subordinate voting share and 698 Floating Share Warrants with each Floating Share Warrant exercisable for one class D subordinate voting share. The exercise price of each Fixed Share Warrant is $3.15 and the exercise price of each Floating Share Warrant is $3.01. The warrants are exercisable for a period of four years.

GreenAcreage Exchange

On November 17, 2020, the Company completed the exchange and redemption as contemplated by that certain Exchange and Redemption Agreement between HSCP, GreenAcreage and its affiliates (the “Exchange and Redemption Agreement”). Pursuant to the Exchange and Redemption Agreement, the Company, by way of HSCP, exchanged all of its equity interests in an affiliate of GreenAcreage for the fee interest in the Sanderson, Florida property previously sold to GreenAcreage in the 2019 sale-leaseback transaction described in Note 14.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Construction-Financing Loan

On November 25, 2020, the Company entered into a loan agreement with a cannabis-focused real estate investment trust for a construction financing loan in the amount of $13,320. The loan agreement provides for an annual interest rate of 16% and a term of 18 months. The loan will be used to complete the expansion of the Company’s cultivation and processing factory in Illinois (the “Illinois Property”). The loan is secured by the Illinois Property.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist in the understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 dated May 29, 2020, as amended pursuant to the Form 10-K/A dated August 14, 2020 (collectively, the “2019 Form 10-K”), and “Cautionary Statement Regarding Forward-Looking Statements” set forth below.

This MD&A should be read in conjunction with the Company’s unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2020 and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”) and the 2019 Form 10-K. Financial information presented in this MD&A is presented in thousands of U.S. dollars, unless otherwise indicated.

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

Generally, forward-looking statements may be identified by the use of forward-looking terminology such as “plans”, “expects” or “does not expect”, “proposed”, “is expected”, “budgets”, “scheduled”, “estimates”, “forecasts”, “intends”, “anticipates” or “does not anticipate”, or “believes”, or variations of such words and phrases, or by the use of words or phrases which state that certain actions, events or results may, could, would, or might occur or be achieved. There can be no assurance that such forward-looking statements will prove to be accurate, and actual results and future events could differ materially from those anticipated in such forward-looking statements. Forward-looking statements reflect Acreage’s current beliefs and are based on information currently available to Acreage and on assumptions Acreage believes are reasonable. Forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause the actual results, level of activity, performance or achievements of Acreage to be materially different from those expressed or implied by such forward-looking statements. Such risks and other factors may include, but are not limited to:

•the future implications to the business, financial results and performance of the Company arising, directly or indirectly, from COVID-19;
•the anticipated benefits of the Amended Arrangement;
•the occurrence or waiver of the Triggering Event (as described in Note 13 of the unaudited condensed consolidated financial statements);
•the ability of Acreage to satisfy the conditions to closing of the Acquisition;
•the ability of Acreage to meets its performance targets and financial thresholds agreed upon with Canopy Growth as part of the Amended Arrangement, including those that are conditions to closing the Acquisition;
•the likelihood of the Triggering Event being satisfied or waived by the outside date;
•the likelihood of Canopy Growth completing the acquisition of the Fixed Shares and/or Floating Shares;
•risks related to the ability to financing Acreage’s business and fund its obligations;
•other expectations and assumptions concerning the transactions contemplated between Canopy Growth and Acreage;
•the available funds of Acreage and the anticipated use of such funds;
•the availability of financing opportunities for Acreage and the risks associated with the completion thereof;
•regulatory and licensing risks;
•changes in general economic, business and political conditions, including changes in the financial and stock markets;
•risks related to infectious diseases, including the impacts of the novel coronavirus;
•legal and regulatory risks inherent in the cannabis industry;
•risks associated with economic conditions, dependence on management and currency risk;
•risks relating to U.S. regulatory landscape and enforcement related to cannabis, including political risks;
•risks relating to anti-money laundering laws and regulation;
•other governmental and environmental regulation;
•public opinion and perception of the cannabis industry;

•risks related to contracts with third-party service providers;
•risks related to the enforceability of contracts and lack of access to U.S. bankruptcy protections;
•reliance on the expertise and judgment of senior management of Acreage;
•risks related to proprietary intellectual property and potential infringement by third parties;
•the concentrated voting control of Acreage’s founder and the unpredictability caused by Acreage’s capital structure;
•risks relating to the management of growth;
•increasing competition in the industry;
•risks inherent in an agricultural business;
•risks relating to energy costs;
•risks associated to cannabis products manufactured for human consumption including potential product recalls;
•reliance on key inputs, suppliers and skilled labor;
•cybersecurity risks;
•ability and constraints on marketing products;
•fraudulent activity by employees, contractors and consultants;
•tax and insurance related risks;
•risks related to the economy generally;
•risk of litigation;
•conflicts of interest;
•risks relating to certain remedies being limited and the difficulty of enforcement judgments and effecting service outside of Canada;
•risks related to future acquisitions or dispositions;
•sales by existing shareholders; and
•limited research and data relating to cannabis.
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

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three and nine months ended September 30, 2020 and 2019 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2020 and 2019. This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended September 30, 2020 and 2019, as well as a discussion on the Company’s outstanding debt and commitments that existed as of September 30, 2020. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
Overview
Acreage, a vertically integrated, multi-state operator of cannabis licenses and assets in the U.S, was continued into the Province of British Columbia under the Business Corporations Act (British Columbia). Acreage Fixed Shares and Floating Shares (as

such terms are defined at Note 13 of the unaudited condensed consolidated financial statements) are each listed on the Canadian Securities Exchange under the symbols “ACRG.A.U” and “ACRG.B.U”, respectively, and are quoted on the OTCQX® Best Market by OTC Markets Group under the symbols “ACRHF” and “ACRDF”, respectively and on the Open Market of the Frankfurt Stock Exchange under the symbols “0VZ1” and “0VZ2”, respectively. Acreage operates through its consolidated subsidiary High Street Capital Partners, LLC (“HSCP”), a Delaware limited liability company. HSCP, which does business as “Acreage Holdings”, was formed on April 29, 2014. The Company became an indirect parent of HSCP on November 14, 2018 in connection with a reverse takeover (“RTO”) transaction. Our operations include (i) cultivating cannabis plants, (ii) manufacturing branded consumer products, (iii) distributing cannabis flower and manufactured products, and (iv) retailing high-quality, effective and dosable cannabis products to consumers. We appeal to medical and adult-use customers through brand strategies intended to build trust and loyalty.

Highlights from the nine months ended September 30, 2020
•We began adult-use sales at our dispensary in Illinois; the significantly increased sales have exceeded internal expectations. We also received zoning approval to open a dispensary in Chicago.
•The Company closed a refinancing transaction and conversion related to Northeast Patients Group, operating as WCM, a medical cannabis business in Maine, resulting in ownership of WCM by three Maine residents, as required by Maine law. In connection with the transaction, WCM converted from a non-profit corporation to a for-profit corporation.
•We raised $48,887, net of issuance costs, as part of a series of financing transactions that were announced on February 7, 2020.
•We launched Leaf Trade, an e-commerce ordering and fulfillment platform to manage and market wholesale cannabis and hemp in Illinois.
•We received Cannabis Control Commission provisional approval for adult-use sales at The Botanist locations in Worcester and Shrewsbury, Massachusetts.
•We closed our acquisition of Compassionate Care Foundation, Inc. (“CCF”), a medical cannabis cultivator and dispenser in New Jersey.
•We opened a second adult-use dispensary in Illinois, ahead of schedule.
•We obtained final approval to begin adult-use sales in two dispensaries in Massachusetts.
•We completed an amended arrangement under Section 288 of the Business Corporations Act (British Columbia) (the “Amended Arrangement”) pursuant to an amended and restated plan of arrangement (the “Amended Plan of Arrangement”), which amended and restated the plan of arrangement implemented by the Company on June 27, 2019 (the “Prior Plan of Arrangement”).

•Pursuant to the Amended Arrangement, the Company’s articles were amended to create the Class E subordinate voting shares (the “Fixed Shares”), Class D subordinate voting shares (the “Floating Shares”) and the Class F multiple voting shares (the “Fixed Multiple Shares”), and the Company completed a capital reorganization (the “Capital Reorganization”) pursuant to which each outstanding Class A subordinate voting share (the “SVS”) was exchanged for 0.7 of a Fixed Share and 0.3 of a Floating Share, each outstanding Class B proportionate voting share (the “PVS”) was exchanged for 28 Fixed Shares and 12 Floating Shares, and each outstanding Class C multiple voting share ( the “MVS”) was exchanged for 0.7 of a Fixed Multiple Share and 0.3 of a Floating Share. Please refer to Note 13 of the unaudited condensed consolidated financial statements for further discussion.

• In accordance with the Amended Arrangement, we entered into an amending agreement, which, among other things, provides for certain amendments to the arrangement agreement between the Company and Canopy Growth dated April 18, 2019, as amended on May 15, 2019, pursuant to which, Canopy Growth, a world-leading diversified cannabis and hemp company, upon the cannabis production and sale becoming federally legal in the U.S. (a “Triggering Event”) or waiver thereof (at the discretion of Canopy Growth), Canopy Growth will, subject to the satisfaction or waiver of certain closing conditions set out in the Arrangement Agreement, acquire all of the issued and outstanding Fixed Shares and have the right (but not the obligation) to acquire all of the issued and outstanding Floating Shares.

•Pursuant to the implementation of the Amended Arrangement (See Note 13 of the unaudited condensed consolidated financial statements), a subsidiary of Canopy Growth advanced gross proceeds of $50,000 (less transaction costs of approximately $4,025) to Universal Hemp, LLC, an affiliate of the Company, pursuant to the terms of a secured debenture.

Operational and Regulation Overview

We believe our operations are in material compliance with all applicable state and local laws, regulations and licensing requirements in the states in which we operate. However, cannabis is illegal under U.S. federal law. Substantially all of our revenue is derived from U.S. cannabis operations. For information about risks related to U.S. cannabis operations, please refer to Item 1A of the 2019 Form 10-K.
Results of Operations
The following table presents selected financial data derived from the Unaudited Condensed Consolidated Financial Statements of the Company for the three and nine months ended September 30, 2020 and 2019. The selected financial information set out below may not be indicative of the Company’s future performance.

Summary Results of Operations			Better/(Worse)				Better/(Worse)
in thousands, except per share amounts	Three Months Ended September 30,		2020 vs. 2019		Nine Months Ended September 30,		2020 vs. 2019
	2020	2019	$	%	2020	2019	$	%
Revenues, net	$31,742	$22,402	$9,340	42%	$83,039	$53,044	$29,995	57%
Operating loss	(38,580)	(46,591)	8,011	17%	(329,197)	(124,264)	(204,933)	(165)%
Net loss attributable to Acreage	(40,548)	(38,716)	(1,832)	(5)%	(249,694)	(99,634)	(150,060)	(151)%
Basic and diluted loss per share attributable to Acreage	$(0.39)	$(0.43)	$0.04	9%	$(2.54)	$(1.17)	$(1.37)	(117)%
Revenues, net, cost of goods sold and gross profit

The Company derives its revenues from sales of cannabis and cannabis-infused products through retail dispensary, wholesale and manufacturing, as well as from management or consulting fees from entities for whom we provide management or consulting services. As of September 30, 2020, Acreage owned and operated five dispensaries in Oregon (three in Portland, one in Eugene and one in Springfield), four in New York (Buffalo, Farmingdale, Middletown, and Queens), two in New Jersey (Atlantic City and Egg Harbor), three in Connecticut (Bethel, South Windsor and Uncasville), one in Worcester, Massachusetts, two in Illinois (Chicago and Rolling Meadows) and one in Florida (Spring Hill). Acreage has cultivation facilities in Sinking Spring, Pennsylvania, Sterling, Massachusetts, Syracuse, New York, Freeport, Illinois, Sanderson, Florida and Egg Harbor, New Jersey. Acreage also collects management services revenues, substantially all in Maine.
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

Gross profit			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2020 vs. 2019		Nine Months Ended September 30,		2020 vs. 2019
	2020	2019	$	%	2020	2019	$	%
Retail revenue, net	$23,914	$15,306	$8,608	56%	$61,362	$38,566	$22,796	59%
Wholesale revenue, net	7,798	6,696	1,102	16%	21,513	13,639	7,874	58%
Other revenue, net	30	400	(370)	(93)%	164	839	(675)	(80)%
Total revenues, net	$31,742	$22,402	$9,340	42%	$83,039	$53,044	$29,995	57%
Cost of goods sold, retail	(14,134)	(9,548)	(4,586)	(48)%	(37,004)	(23,622)	(13,382)	(57)%
Cost of goods sold, wholesale	(4,133)	(3,160)	(973)	(31)%	(11,395)	(6,795)	(4,600)	(68)%
Total cost of goods sold	$(18,267)	$(12,708)	$(5,559)	(44)%	$(48,399)	$(30,417)	$(17,982)	(59)%
Gross profit	$13,475	$9,694	$3,781	39%	$34,640	$22,627	$12,013	53%
Gross margin	43%	43%		—%	42%	43%		(1)%
Retail revenue saw a net increase of 56% and 59% for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods of fiscal 2019. The increase in retail revenue, net of $8,608 for the three months ended September 30, 2020, was primarily due to increased demand and production across various states totaling $5,451, driven by the opening of another adult-use dispensary in Illinois, the launching of new Botanist products into the retail channel in New York, and the openings of new stores in New York and increased business in Connecticut. The increase in retail revenue, net was also due to the impact of production from CCF ($3,820), driven by its acquisition in June 2020. These increases for the three months ended September 30, 2020 were partially offset by the thee-month impact of decreased business in Maryland Medicinal Research & Caring, LLC (“MMRC”) ($359) as well as the divestiture of Acreage North Dakota, LLC ($304), which occurred in May 2020. The increase in retail revenue, net of $22,796 for the nine months ended September 30, 2020 was driven by the nine-month impacts of increased demand and production across various states of $12,326 (primarily Connecticut, New York, Florida and Massachusetts), along with CCF ($3,989) driven by its acquisition in June 2020, and further driven by the impact of NCC LLC (“NCC”), a dispensary license holder in Illinois, being acquired and fully operational since March 2019 ($6,617). These increases were partially offset by the net impact of the divestiture of Acreage North Dakota, LLC in May 2020, offset by the increase in production in 2020 prior to divestiture.
Wholesale revenue, net increased 16% and 58% for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods of fiscal 2019. The increases in wholesale revenue, net for the three and nine months ended September 30, 2020 were primarily due to increased capacity coupled with maturing operations in our Pennsylvania, Massachusetts and Illinois cultivation facilities. This resulted in higher yields and product mix in each of the respective markets.
Cost of goods sold increased 44% and 59% for the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods of fiscal 2019. Cost of goods sold, retail increased in line with the retail revenue increases. Cost of goods sold, wholesale increased as a result of increases to wholesale revenue. In addition, the increase was further driven by the initial set up costs and consequential expansion impact of various cultivation facilities. The suspension of operations at Form Factory Holdings, LLC (“Form Factory”), a manufacturer and distributor of cannabis-based edibles and beverages, since March 2020 further increased costs of goods sold, wholesale as a result of consequential inventory write-offs.
The increase in gross profit was driven by the factors discussed above. Gross margin for the three months ended September 30, 2020 was 42.5%, compared to 43.3% for the three months ended September 30, 2019. Gross margin for the nine months ended September 30, 2020 was 41.7%, compared to 42.7% for the nine months ended September 30, 2019.
Revenue by geography
While the Company operates under one operating segment, the production and sale of cannabis products, the below revenue breakout by geography is included as management believes it provides relevant and useful information to investors.

Revenue by region			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2020 vs. 2019		Nine Months Ended September 30,		2020 vs. 2019
	2020	2019	$	%	2020	2019	$	%
New England	$12,598	$11,249	$1,349	12%	$36,520	$26,866	$9,654	36%
Mid-Atlantic	11,217	6,066	5,151	85%	25,622	13,688	11,934	87%
Midwest	4,810	2,057	2,753	134%	12,040	4,475	7,565	169%
West	2,700	3,030	(330)	(11)%	8,081	8,015	66	1%
South	417	—	417	n/m	776	—	776	n/m
Total revenues, net	$31,742	$22,402	$9,340	42%	$83,039	$53,044	$29,995	57%

n/m - Not Meaningful
Total operating expenses

Total operating expenses consist primarily of compensation expense at our corporate offices as well as operating subsidiaries, impairment losses, professional fees, which includes, but is not limited to, legal and accounting services, depreciation and other general and administrative expenses.

Operating expenses			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2020 vs. 2019		Nine Months Ended September 30,		2020 vs. 2019
	2020	2019	$	%	2020	2019	$	%
General and administrative	$14,819	$12,977	$(1,842)	(14)%	$40,237	$41,039	$802	2%
Compensation expense	8,306	11,801	3,495	30%	30,740	29,542	(1,198)	(4)%
Equity-based compensation expense	10,445	28,174	17,729	63%	65,369	67,844	2,475	4%
Marketing	46	1,151	1,105	96%	1,514	3,153	1,639	52%
Loss on impairment	—	—	—	n/m	187,775	—	(187,775)	n/m
Loss on notes receivable	—	—	—	n/m	8,161	—	(8,161)	n/m
Write down of assets held-for-sale	2,893	—	(2,893)	n/m	11,003	—	(11,003)	n/m
Loss from legal settlements	14,150	—	(14,150)	n/m	14,150	—	(14,150)	n/m
Depreciation and amortization	1,396	2,182	786	36%	4,888	5,313	425	8%
Total operating expenses	$52,055	$56,285	$4,230	8%	$363,837	$146,891	$(216,946)	(148)%

n/m - Not Meaningful
Compensation expense decreased during the three months ended September 30, 2020, compared to the corresponding period of fiscal 2019, primarily due to reorganization efforts. Compensation expense increased during the nine months ended September 30, 2020, compared to the corresponding period of fiscal 2019, primarily driven by stock compensation to attract and retain talent and increased headcount to scale our operations, partially offset by the suspension of operations at Form Factory since March 2020. General and administrative expenses increased during the three months ended September 30, 2020, compared to the corresponding period of fiscal 2019 driven by expansion efforts in Illinois for new adult-use dispensaries. General and administrative expenses remained relatively flat for the nine months ended September 30, 2020, compared to the corresponding period of fiscal 2019. During the three and nine months ended September 30, 2020, the Company determined certain businesses and assets met the held-for-sale criteria. In accordance with ASC 360-10, Property, Plant and Equipment, the assessed disposal groups for such assets held-for-sale were written down to fair value less costs to sell, resulting in the recognition of a charges of $2,893 and $11,003 for the three and nine months ended September 30, 2020, respectively. The Company recognized an impairment loss on certain intangible assets during the nine months ended September 30, 2020 as a result of our interim impairment testing, primarily due to declines in future cash flow projections at Form Factory and certain cannabis licenses and management services contracts. These impairments resulted in the recognition of a tax provision benefit and an associated reversal of deferred tax liabilities of $31,473 during the nine months ended September 30, 2020. The Company recognized a loss on notes receivable and associated accrued interest during the nine months ended September 30, 2020, as it was determined that the note was no longer collectible. The increase in Loss from legal settlements was driven by the recognition of litigation accruals during the three and nine months ended September 30, 2020.

Total other (loss) income

Other income			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2020 vs. 2019		Nine Months Ended September 30,		2020 vs. 2019
	2020	2019	$	%	2020	2019	$	%
(Loss) income from investments, net	$(433)	$(1,458)	$1,025	70%	$(195)	$770	$(965)	n/m
Interest income from loans receivable	1,606	1,190	416	35%	5,083	2,921	2,162	74%
Interest expense	(6,147)	(96)	(6,051)	n/m	(11,106)	(345)	(10,761)	n/m
Other loss, net	(656)	(220)	(436)	(198)%	(853)	(2,528)	1,675	66%
Total other (loss) income	$(5,630)	$(584)	$(5,046)	(864)%	$(7,071)	$818	$(7,889)	n/m

n/m - Not Meaningful
Income from investments, net increased during the three and nine months ended September 30, 2020, compared to the corresponding periods of fiscal 2019 primarily due to increased ownership interest resulting from the internalization of GreenAcreage Real Estate (“GreenAcreage”) as well as the mark-to-market fluctuations in our portfolio. This increase is partially offset by the impact of the equity method investment described at Note 5 to our Unaudited Condensed Consolidated Financial Statements, as well as the absence of treasury bills during the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods of fiscal 2019. Interest expense increased during the three and nine months ended September 30, 2020, compared to the corresponding periods of fiscal 2019 primarily due to the effects of increased financing transactions as well as the Company’s failed sale-leaseback transaction. Interest income from loans receivable increased during the three and nine months ended September 30, 2020, compared to the corresponding periods of fiscal 2019 as our amount of outstanding loans increased. The improvement in Other loss, net was primarily driven by higher expenses related to day one charges for the acquisition of Form Factory incurred during the nine months ended September 30, 2019.
Net loss

Net loss			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2020 vs. 2019		Nine Months Ended September 30,		2020 vs. 2019
	2020	2019	$	%	2020	2019	$	%
Net loss	$(48,036)	$(49,502)	$1,466	3%	$(314,635)	$(129,571)	$(185,064)	(143)%
Less: net loss attributable to non-controlling interests	(7,488)	(10,786)	3,298	31%	(64,941)	(29,937)	(35,004)	(117)%
Net loss attributable to Acreage Holdings, Inc.	$(40,548)	$(38,716)	$(1,832)	(5)%	$(249,694)	$(99,634)	$(150,060)	(151)%
The increases in net loss are driven by the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and uses of cash
Our primary uses of capital include capital expenditures, servicing of outstanding debt and operating expenses. Our primary sources of capital include funds generated by cannabis sales as well as financing activities. Through September 30, 2020, we have primarily used private financing as a source of liquidity for short-term working capital needs and general corporate purposes. In September 2020, we closed on a financing transaction described in detail in Note 10 to the Unaudited Condensed Consolidated Financial Statements where a subsidiary of Canopy Growth advanced gross proceeds of $50,000 (less transaction costs of approximately $4,025) to Universal Hemp, LLC, an affiliate of the Company, pursuant to the terms of a secured debenture. In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. An additional $50,000 may be advanced pursuant to the debenture subject to the satisfaction of certain conditions by Universal Hemp, LLC. Additionally in September 2020, Acreage received gross proceeds of $33,000 (less transaction costs of approximately $959) from an institutional lender and used a portion of the proceeds to retire its short-term $11,000 convertible note. The loan is unsecured, matures in three years and bears interest at a 7.5% annual interest rate. Our ability to fund our operations, capital expenditures, acquisitions, and other obligations depends on our future operating performance and ability to obtain financing, which are subject to prevailing economic conditions, as well a financial, business and other factors, some of which are beyond our control.

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

Cash flows
Cash and cash equivalents and restricted cash were $68,459 as of September 30, 2020, an increase of $30,726 from September 30, 2019. The following table summarizes the change in cash, cash equivalents and restricted cash for the nine months ended September 30, 2020 and 2019.

Cash flows			Better/(Worse)
in thousands	Nine Months Ended September 30,		2020 vs. 2019
	2020	2019	$	%
Net cash used in operating activities	$(44,208)	$(55,703)	$11,495	21%
Net cash (used in) provided by investing activities	(63,681)	14,667	(78,348)	n/m
Net cash provided by (used in) financing activities	149,748	(26,269)	176,017	n/m
Net increase (decrease) in cash, cash equivalents and restricted cash	$41,859	$(67,305)	$109,164	n/m
n/m - Not Meaningful
Net cash used in operating activities

The decrease in cash used in operating activities were primarily driven by a decrease in compensation, marketing and general and administrative expenses during the nine months ended September 30, 2020, as compared to the corresponding period of fiscal 2019.
The increases in cash used in operating activities were primarily driven by an increase in general and administrative and compensation expenses during the nine months ended September 30, 2019, as compared to the corresponding period of fiscal 2018.

Net cash used in investing activities

Cash used in investing activities during the nine months ended September 30, 2020, as compared to the corresponding period of fiscal 2019 was primarily driven by the long-term investment of $34,019, acquisition of Compassionate Care Foundation, Inc. (“CCF”) for $9,983, net of cash acquired, $7,904 spent on capital expenditures to build out our owned operations and $13,958 advanced to entities, net of collections, with which we have a management or consulting services arrangement. This is partially offset by proceeds received from the sale of capital assets and the proceeds from the sale of Acreage North Dakota, LLC for $1,160 and $997, respectively.
Cash provided by investing activities during the nine months ended September 30, 2019 was primarily driven by the maturing of short-term investments, which contributed $149,828. Partially offsetting this cash receipt were cash disbursements of $77,617 spent on the advanced payments and purchases of cannabis license holders and management contracts, $32,276 spent on capital expenditures to build out our owned operations, and $21,419 advanced to entities, net of collections, with which we have a management or consulting services arrangement.
Net cash provided by (used in) financing activities

Cash provided by financing activities during the nine months ended September 30, 2020 was primarily driven by proceeds from raising $27,887 as a result of the issuance of warrants, $129,000 related to financing proceeds, as well as $22,000 related to collateral received pursuant to a portion of the financing proceeds. This is partially offset by the repayment debt of $10,822, repayment of short-term related party debt of $15,000 as well as payments of deferred financing costs of $3,317.
Cash used in financing activities during the nine months ended September 30, 2019 was primarily driven by $12,179 in debt repayments, $9,727 paid to settle taxes withheld, and $4,363 related to net capital distributions for non-controlling interests.
Capital Resources
Capital structure and debt
Our debt outstanding as of September 30, 2020 is as follows:

Debt balances	September 30, 2020
NCCRE loan	$476
Seller’s notes	2,581
Financing liability (related party)	15,253
Finance lease liabilities	5,622
3.55% Credit facility due 2022	19,841
3.55% Credit facility collateral (related party)	22,116
Bridge loan	14,884
7.5% Loan due 2023	32,043
6.1% Secured debenture due 2030	45,984
Total debt	$158,800
Less: current portion of debt	37,097
Total long-term debt	$121,703
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
Credit risk

The Company’s exposure to non-payment or non-performance by its counterparties is a credit risk. The maximum credit exposure as of September 30, 2020, is the carrying amount of cash and cash equivalents, restricted cash, and accounts, notes and other receivables. The Company does not have significant credit risk with respect to customers. The Company mitigates its credit risk on its notes and other receivables by securing collateral, such as capital assets, and by its review of the counterparties and their businesses. The Company considers a variety of factors when determining interest rates for notes receivable, including the creditworthiness of the counterparty, market interest rates prevailing at the note’s origination, and duration and terms of the note. The Company determined expected credit losses to be immaterial due to collateral held. Analysis of collateral held and future expected cash flows within the cannabis industry were considered in its expected credit loss assessment.
Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company endeavors to ensure that there is sufficient liquidity in order to meet short-term business requirements, after taking into account the Company’s cash holdings. As of September 30, 2020, the Company’s financial liabilities consist of accounts payable and accrued liabilities, lease liabilities and long-term debt. The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis.

As reflected in the Unaudited Condensed Consolidated Financial Statements, the Company had an accumulated deficit as of September 30, 2020, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, (i) access to future capital commitments, (ii) continued sales growth from our consolidated operations, (iii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iv) restructuring plans that have already been put in place to improve the Company’s profitability (See Note 3 of the Unaudited Condensed Consolidated Financial Statements), (v) the Standby Equity Distribution Agreement described in Note 13 of the Unaudited Condensed Consolidated Financial Statements and (vi) the anticipated Non-Core Divestitures as described in Note 3.

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
As reflected in the Unaudited Condensed Consolidated Financial Statements, the Company had an accumulated deficit as of September 30, 2020, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, (i) access to future capital commitments, (ii) continued sales growth from our consolidated operations, (iii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iv) restructuring plans that have already been put in place to improve the Company’s profitability (See Note 3 of the Unaudited Condensed Consolidated Financial Statements), (v) the Standby Equity Distribution Agreement described in Note 13 of the Unaudited Condensed Consolidated Financial Statements and (vi) the anticipated Non-Core Divestitures as described in Note 3..

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

On November 16, 2020, the Company filed with the Securities and Exchange Commission a Notification of Late Filing, pursuant to Rule 12b-25 under the Securities Exchange Act of 1934, with respect to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (the “Q3 2020 Quarterly Report”). The Company has not been able to file the Q3 2020 Quarterly Report within the 5 day extension permitted pursuant to Rule 12b-25 and has concluded, following an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, that as of September 30, 2020 our disclosure controls and procedures were not effective.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

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

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management, including the Chief Executive Officer and Chief Financial Officer, has limited the evaluation of our internal controls over financial reporting to exclude controls, policies and procedures and internal controls over financial reporting of the recently acquired operations of:
•Compassionate Care Foundation, Inc. (“CCF”) (acquired June 26, 2020)

The operations of CCF represents approximately 4% of our total assets as of September 30, 2020 and 5% of our gross revenue for the nine months ended September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
For information on legal proceedings, see Note 13 to the condensed consolidated financial statements included this report.

Item 1A. Risk Factors.
There have been no material changes to the risk factors described in the section titled “Risk Factors” in the 2019 Form 10-K and Form S-3 Registration Statement filed on October 21, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Form of Voting Support and Lock-Up Agreement.	8-K	000-56021	1.1	8-19-20
10.2	Second Amendment to Arrangement Agreement, dated as of September 23, 2020 by and between Canopy Growth Corporation and Acreage Holdings, Inc.	8-K	000-56021	10.1	9-28-20
10.3	Debenture, dated as of September 23, 2020 issued by Universal Hemp, LLC to 11065220	8-K	000-56021	10.2	9-28-20
10.4	Amendment to Credit Agreement, dated as of September 23, 2020, by and among Acreage Finance Delaware, LLC, Acreage IP Holdings, LLC, Prime Wellness of Connecticut, LLC, D&B Wellness, LLC, Thames Valley Apothecary, LLC, and IP Investment Company, LLC	8-K	000-56021	10.3	9-28-20
10.5	Amendment to Warrant Indenture, dated as of September 23, 2020 by and between Acreage Holdings, Inc. and Odyssey Trust Company	8-K	000-56021	10.4	9-28-20
10.6	Loan Agreement, dated September 28, 2020.	8-K	000-56021	10.1	9-30-20
10.7	Press Release of Acreage Holdings, Inc., dated October 19, 2020, Announcing the Retirement of Short-Term Strategic Financing.	8-K	000-56021	99.1	10-22-20
10.8	Loan Agreement, dated October 30, 2020, among High Street Capital Partners, LLC, the Lenders who may become parties thereto and Acquiom Agency Services LLC, as administrative and collateral agent for the Lenders.	8-K	000-56021	10.1	11-4-20
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101	Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Financial Position as of September 30, 2020 (unaudited) and December 31, 2019 (audited), (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and September 30, 2019, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2020 and September 30, 2019 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.					X
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
Date: December 18, 2020

Acreage Holdings, Inc.
(Registrant)

By:	/s/ Glen Leibowitz
Glen Leibowitz
Chief Financial Officer