Form 10-K
period 2020-12-31
Acreage Holdings, Inc.
filed 2021-03-26
CIK 1762359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to

Commission file number 000-56021

ACREAGE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada			98-1463868
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

450 Lexington Ave, #3308	New York	New York	10163
(Address of Principal Executive Offices)			(Zip Code)
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

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2020, based on the closing price of $2.52 for the Registrant’s Subordinate Voting Shares as reported by the Canadian Securities Exchange, was approximately $235.4 million. Subordinate Voting Shares beneficially owned by each executive officer, director, and holder of more than 10% of our Subordinate Voting Shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 19, 2021, there were 72,375,348 and 31,535,671 Class E subordinate voting shares and Class D subordinate voting shares, as converted, issued and outstanding, respectively.

TABLE OF CONTENTS
Acreage Holdings, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2020

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
•the anticipated benefits of the Amended Arrangement with Canopy Growth, as defined below;
•the occurrence or waiver of the Triggering Event, as defined below, the ability of Acreage to meets its performance targets and financial thresholds agreed upon with Canopy Growth as part of the Amended Arrangement;
•the likelihood of the Triggering Event occurring or being waived by the outside date;
•the likelihood of Canopy Growth completing the acquisition of the Fixed Shares and/or Floating Shares;
•risks related to the ability of the Company to finance its business and fund its obligations;
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
•risks related to infectious diseases, including the impacts of COVID-19;
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
•risks relating to energy costs;
•risks associated with cannabis products manufactured for human consumption including potential product recalls;
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

A description of additional assumptions used to develop such forward-looking statements and a description of additional risk factors that may cause actual results to differ materially from forward-looking statements can be found in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” Although Acreage has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Readers are cautioned that the foregoing list of factors is not exhaustive. Readers are further cautioned not to place undue reliance on forward-looking statements as there can be no assurance that the plans, intentions or expectations upon which they are placed will occur. Forward-looking statements contained in this Annual Report on Form 10-K are expressly qualified by this cautionary statement. The forward-looking statements contained in this Annual Report on Form 10-K represent the expectations of Acreage as of the date of this Annual Report on Form 10-K and, accordingly, are subject to change after such date. However, Acreage expressly disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as expressly required by applicable securities law.

PART I
Item 1. Business.
Introduction

Acreage Holdings, Inc. (“Acreage”, “we”, “us”, “our” or the “Company”) is a vertically integrated, multi-state operator in the U.S. cannabis industry. Our operations include (i) cultivating cannabis plants, (ii) manufacturing branded consumer products, (iii) distributing cannabis flower and manufactured products, and (iv) retailing high-quality, effective and dosable cannabis products to consumers. We appeal to medical and adult recreational use (“adult-use”) customers through brand strategies intended to build trust and loyalty.

We are a British Columbia company that began trading on the Canadian Securities Exchange on November 15, 2018 following the completion of the reverse takeover transaction (the “RTO”) between us and High Street Capital Partners, LLC (“High Street”), which is an indirect subsidiary of ours, on November 14, 2018. We were originally incorporated under the Business Corporations Act (Ontario) on July 12, 1989 as Applied Inventions Management Inc. On August 29, 2014, we changed our name to Applied Inventions Management Corp. We redomiciled from Ontario into British Columbia and changed our name to Acreage Holdings, Inc. on November 9, 2018.

Kevin Murphy, our Chairman, began investing in the cannabis space in 2011 with minority investments in dispensaries located in medical-use states on the east coast of the United States. High Street was founded by Mr. Murphy in April 2014 to invest in the burgeoning U.S. regulated cannabis market and, until April 2018, was an investment holding company and engaged in the business of investing in cannabis companies. As part of the formation of High Street in 2014, Mr. Murphy contributed his cannabis related investment portfolio valued at approximately $14 million to High Street in exchange for 20,000,000 Class B membership units of High Street.

We and High Street have invested in geographically diverse licensed entities that operate in both the adult-use and medical-use authorized U.S. states. The companies and other entities in which we and High Street have a direct or indirect ownership interest (collectively, the “Subsidiaries”) focus on all aspects of the state regulated cannabis industry. As a result of its experience investing in the industry, and, in many cases, active involvement with the Subsidiaries, High Street’s management gained significant experience in cultivation, processing and dispensing of cannabis and cannabis infused products.

From inception until April 2018, when High Street began the process of converting its minority investments in many of the Subsidiaries into controlling interests, the principal business activity of High Street was to provide debt and equity capital to existing cannabis license holders, cannabis license applicants and related management companies which are party to financing and consulting services agreements with High Street-owned entities in certain U.S. states where medical-use and/or adult-use of cannabis is legal. Such investments included straight debt securities (secured or unsecured), convertible debt instruments and/or common or preferred equity securities issued by the Subsidiaries. As an investor in these Subsidiaries, High Street was generally entitled to hold board seats and played an advisory role in the management and operations of such Subsidiaries, which afforded High Street the opportunity to build its institutional knowledge in the cannabis space. Additionally, being an investor in the Subsidiaries provided High Street with the ability to develop a vertically-integrated U.S. cannabis market participant with one of the largest footprints in the industry at the time.

High Street is a Delaware limited liability company, or LLC, rather than a corporation. Unlike a corporation, generally all profits and losses of the business carried on by an LLC “pass through” to each member of the LLC. LLC members report their respective shares of such profits and losses on their U.S. federal tax returns. Membership equity interests in High Street are represented by units.

Since 2018, we have been, and continue to be, committed to providing access to cannabis’ beneficial properties by creating high quality products and consumer experiences.

Strategy and the Acreage Operations Footprint

As of the date of this Annual Report on Form 10-K, Acreage owns and operates cannabis businesses or has management or consulting services or other agreements to assist in operations in place with licensed operators in 13 states. Through its subsidiaries, Acreage is engaged in, or has management or consulting services agreements in place with license holders to assist in the manufacture, possession, sale or distribution of cannabis in the adult-use or medical cannabis marketplace in California, Connecticut, Florida, Illinois, Maine, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Oregon and Pennsylvania.

During 2020 as part of an overall strategic plan to focus on key, profitable operations we decided to continue to develop operations in the following nine core states of Connecticut, Maine, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, Illinois and Ohio. We expect this shift in focus to lead to margin improvements and accelerate our pathway to achieve positive returns.

Acreage is dedicated to unlocking the transformational power of cannabis to heal and change the world in order to achieve its full potential in helping all people live better lives. Our mission is to champion and provide access to cannabis’ beneficial properties by creating the highest quality medical and adult-use products and consumer experiences. Our operational strategy to deliver on our vision and mission revolves around four primary areas of focus: (1) cultivation; (2) retail; (3) processing/manufacturing and (4) wholesale. While we focus on these four areas, we have determined that we have just one reportable business segment: the production and sale of cannabis products.

Operational Highlights

We and entities with which we have management or consulting services agreements have cultivating, processing & manufacturing, wholesaling, and retailing and/or distributing operations in 13 states.

We own 20 operational dispensaries. We have or will have management or consulting services agreements, including pending acquisitions, with entities operating 9 dispensaries.

We own and operate, or will operate, six cultivation/manufacturing or processing facilities in six states. We have management or consulting services agreements and operate four cultivation/manufacturing or processing facilities in four states. Manufacturing and processing facilities are co-located with cultivation facilities.

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

Acreage or the entities with which it has management or consulting services or other agreements to assist in operations have 10 operating cultivation facilities. As of December 31, 2020, Acreage has 65,612 square feet of canopy for cannabis cultivation. As announced on April 3, 2020, we halted cultivation operations in Iowa and have since surrendered the Iowa license, in part as a response to the COVID-19 pandemic. Acreage has also temporarily halted cultivation/processing operations in Oregon, in part as a response to the COVID-19 pandemic.

Retail

Acreage both operates licensed retail adult-use and medicinal cannabis dispensaries and has management or consulting services agreements with licensed dispensaries and provides assistance (but does not control) such entities in exchange for fees for such services. We and our contractual affiliates currently operate 29 dispensaries in 10 states. We seek to build out as many dispensaries as we are permitted by state rules and regulations under our existing licenses and we also continually evaluate acquisition targets to expand our dispensary footprint. During the year ended December 31, 2020, we announced the temporary closure of a dispensary in Maryland and the permanent closure of one in North Dakota, and the conversion of a dispensary in Queens, New York to delivery-only, in part as a response to the COVID-19 pandemic.

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

Acreage or the entities with which it has management or consulting services or other agreements to assist in operations have licenses to operate processing and manufacturing facilities in 10 states. In most states, Acreage’s processing facilities are co-located with its cultivation facilities. Depending on the state, these manufacturing and processing facilities primarily produce our developed “House of Brands” products under the brand names The Botanist, Prime, Natural Wonder, and Live Resin Project, as well as licensed brands such as Canopy Growth’s Tweed. We use or plan to use a variety of extraction methods ranging from CO2 to butane to ethanol depending on the product requirements.

Wholesale

In addition to sales through our dispensaries, we have adopted a strategy of selling our flower and branded products in states with cultivation and processing operations and where allowable by law. We and our contractual affiliates sell branded products to licensed cannabis dispensaries in 9 states. We view wholesale operations as a crucial business strategy for both cash flow generation and distribution of our developed brands for long-term brand building success. We believe our footprint affords us a competitive advantage to building long-term brand equity. We plan to increase wholesale revenue in states where we currently wholesale products and also to begin wholesale operations in new states where allowable by law.

Operations Summary Chart By Entity

State	Entity	Adult-Use / Medicinal	Dispensary Licenses	Cultivation / Processing / Distribution Licenses	Operational Dispensaries	Operational Cultivation / Processing Facilities
California[3,4,5]	CWG Botanicals, Inc.[2,5]	Adult-Use / Medicinal	—	3	—	1
	Kanna, Inc.	Adult-Use / Medicinal	1	—	—	—
	Gravenstein Foods LLC	Adult-Use / Medicinal	—	1	—	—
Connecticut	D&B Wellness, LLC	Medicinal	1	—	1	—
	Prime Wellness of Connecticut, LLC	Medicinal	1	—	1	—
	Thames Valley Apothecary, LLC	Medicinal	1	—	1	—
Florida	Acreage Florida, Inc.[7]	Medicinal	1	1	1	1
Illinois[6]	In Grown Farms LLC 2	Adult-Use / Medicinal	—	2	—	1
	NCC LLC	Adult-Use / Medicinal	1	—	1	—
	NCC 2 LLC	Adult-Use	1	—	1	—
Maine	Wellness Connection of Maine[2]	Medicinal	3	1	3	1
	NPG, LLC	Adult-Use	1	—	1	—
Massachusetts	The Botanist, Inc.	Medicinal	3	1	2	1
Michigan[1]	N/A	Medicinal	3	—	—	—
New Hampshire[2]	Prime Alternative Treatment Centers of NH, Inc.	Medicinal	2	1	1	1
New Jersey	Compassionate Care Foundation, Inc.	Medicinal	3	1	2	1
New York[8]	NYCANNA, LLC (d/b/a The Botanist)	Medicinal	4	1	4	1
Ohio	Greenleaf Apothecaries, LLC[2]	Medicinal	5	—	5	—
	Greenleaf Therapeutics, LLC[2]	Medicinal	—	1	—	—
	Greenleaf Gardens, LLC[2]	Medicinal		1	—	1
Oregon	HSCP Oregon, LLC	Adult-Use	2	1	2	—
	22nd & Burn, Inc.	Adult-Use	1	—	1	—
	The Firestation 23, Inc.	Adult-Use	1	—	1	—
	East 11th, Inc.	Adult-Use	1	—	1	—
	Gesundheit Foods LLC	Adult-Use	—	2	—	—
Pennsylvania	Prime Wellness of Pennsylvania, LLC	Medicinal	—	1	—	1
		Total	36	18	29	10

(1)Acreage has a relationship in the state to develop our footprint there, and provides goods and/or services including but not limited to financing, management, consulting and/or administrative services with a license holder in order to assist in the operations of its cannabis dispensary.
(2)Acreage provides goods and/or services including but not limited to financing, management, consulting and/or administrative services with these license holders to assist in the operations of their cannabis businesses.
(3)Separate grow/process licenses.
(4)A distribution license has been issued in this U.S. state.
(5)Acreage has entered into an agreement to acquire CWG. The acquisition remains subject to regulatory approval.
(6)In Grown Farms LLC 2 owns an Adult-Use/Medicinal cultivation and processing license and owns an Industrial HEMP processing license.
(7)Acreage Florida, Inc. d/b/a the Botanist holds one license issued by the Florida Department of Health Office of Medical Marijuana Use (“OMMU”). The one license authorizes the Botanist to cultivate, process, transport, and dispense marijuana products. On April

1, 2020, the OMMU removed the restriction of allowing the licensee to operate up to 40 dispensaries. The OMMU does not impose a limit of the number of dispensaries that the Botanist may operate. On February 25, 2020, we entered into an agreement to sell all of our operations in Florida for an aggregate purchase price of $60.0 million. The sale is expected to close during the second quarter of 2021 subject to customary closing conditions including the procurement of all necessary approvals for the transfer to the purchaser of the Florida license for the operation of the medical marijuana businesses.

Marketing and Brand Development

Acreage employs full-time, in-house marketing, retail, and product development functions. These functions engage in a range of brand-building activities and strategies, including market research, consumer insights research, new brand development, product innovation, copy & content production, design, packaging, retail operations and sales, to support business performance and growth at the local and national levels.

Acreage employs a focused ‘House of Brands’ approach to target specific consumer needs. Our brand development strategy includes in-house organic development where we see opportunities to add value. Acreage sells its developed, acquired, and licensed branded products in 12 states, with plans to significantly increase distribution and expand form factors in 2021.

Acreage’s portfolio of product brands includes the following:

The Botanist

The Botanist is a retail and product brand created to help wellness seekers. We’re here to listen and help guide guests as they discover cannabis and the power of herbal wellness. The Botanist is deeply rooted in health and wellness and focused on the holistic power of cannabis to help people live balanced lifestyles.

All The Botanist products (both formulas and devices) undergo rigorous testing and follow state regulations. Many steps are taken to ensure our products are safe for consumption. They are formulated to deliver consistent, repeatable effects through accurate dosing and a passionate legacy of craft cultivation.

Superflux

Superflux embraces cannabis as a catalyst for creativity, culture, and connection. Its innovative line of raw cannabis concentrates products, extracted from fresh from plants at the height of their maturity, and curated strain selections deliver the most flavorful, aromatic cannabis experience available - welcoming an entirely new level of access to this connoisseur category. Superflux is slated to launch in 2021.

Live Resin Project

Live Resin Project is expected to roll into Acreage’s Superflux brand, slated to launch in 2021.

Tweed

Tweed is a Canopy Growth-developed brand; Acreage is responsible for its U.S. expansion. Tweed allows consumers to find their fit, offering an easy-to-understand product architecture. The brand launched in the U.S. with flower and is slated to expand into a full portfolio of classic yet innovative products. Tweed believes in being a good neighbor to the communities we serve, including providing responsible access to quality cannabis throughout our network.

Prime Wellness

Prime Wellness is a product brand, committed to advancing health and wellness, enabling access to expertly crafted medicine to offer potential alternatives for patients living with a qualifying medical condition, improve the quality of life for patients and caregivers through science and cannabis, and empowering communities with information to better understand the benefits of compassionate and effective use.

Prime’s high-quality products are distributed in 100% of Pennsylvania’s medical dispensaries, one of the largest medical cannabis markets in the country.

Competition

The cannabis industry is highly competitive. We compete on quality, price, brand recognition, and distribution strength. Our cannabis products compete with other products for consumer purchases, as well as shelf space in retail dispensaries and wholesaler attention. We compete with thousands of cannabis producing companies from small “mom and pop” operations to multi-billion-dollar market cap multi-state operators. Our principal multi-state operator competitors include but are not limited to Curaleaf Holdings, Inc., Harvest Health & Recreation, Inc., iAnthus Capital Holdings, Inc., Green Thumb Industries Inc. and Cresco Labs Inc.

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

Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we intend to avail ourselves of exemptions from various requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Circumstances could cause us to lose emerging growth company status. We will qualify as an emerging growth company until the earliest of:

•The last day of our first fiscal year during which we have total annual gross revenues of $1 billion or more;
•The last day of our fiscal year following the fifth anniversary of the date of our initial public offering, which is December 31, 2024;
•The date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period; or
•The date on which we qualify as a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (qualifying as a large accelerated filer means, among other things, having a public float in excess of $700 million).

Human Capital

As of March 10, 2021, we had approximately 659 employees, 606 of whom were in field operations and 53 of whom were in corporate administration and management. We offer our employees opportunities to grow and develop their careers and provide them with a wide array of company paid benefits and compensation packages which we believe are competitive relative to our peers in the industry.

Employee safety and health in the workplace is one of our core values. The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, we have taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention to protect our workforce so they can more safely and effectively perform their work.

The Company’s number and levels of employees are continually aligned with the pace and growth of its business and management believes it has sufficient human capital to operate its business successfully.

Acquisitions

As part of our strategy to deliver on our vision and mission, we may from time to time acquire entities or licenses to increase our existing presence in states where we or businesses with which we have agreements already operate or to expand our footprint into new states. The consideration we issue in connection with such acquisitions may include cash, equity in Acreage or High Street, notes payable or a mix of these forms of consideration. The following transactions were completed or entered into in 2020:

Compassionate Care Foundation, Inc. (“CCF”)

In 2020, we completed the acquisition of Compassionate Care Foundation, Inc. (“CCF”), a vertically integrated medical cannabis operator in New Jersey with licenses to conduct growing, processing, wholesale, and dispensary operations. On November 15, 2019, we entered into an agreement to acquire CCF, which closed on June 26, 2020. CCF operates a medicinal cultivation and processing facility and medicinal dispensaries in Egg Harbor and Atlantic City. A third dispensary is planned to be constructed in Monroe.

Canopy Growth Corporation Arrangement

On June 19, 2019, the shareholders of the Company and of Canopy Growth Corporation (“Canopy Growth”) separately approved the arrangement between the two companies, and on June 21, 2019, the Supreme Court of British Columbia granted a final order approving the arrangement. Effective June 27, 2019, the Articles of the Company were amended to provide Canopy Growth with the option (the “Canopy Growth Call Option”) to acquire all of the issued and outstanding shares of the Company (each, an “Acreage Share”), with a requirement to do so upon a change in federal laws in the United States to permit the general cultivation, distribution and possession of marijuana (as defined in the relevant legislation) or to remove the regulation of such activities from the federal laws of the United States, subject to the satisfaction of the conditions set out in the arrangement agreement entered into between Acreage and Canopy Growth on April 18, 2019, as amended on May 15, 2019 (the “Original Arrangement Agreement”).

On June 24, 2020, we entered into a proposal agreement (the “Proposal Agreement”) with Canopy Growth which set out, among other things, the terms and conditions upon which us and Canopy Growth were proposing to enter into an amending agreement (the “Amending Agreement”) which, among other things, provided for certain amendments to the Original Arrangement Agreement and, as further amended on September 23, 2020 (the “Arrangement Agreement”) and the amendment and restatement of the plan of arrangement implemented by us on June 24, 2019 ((the “Amended Plan of Arrangement”) to implement the arrangement contemplated in the Arrangement Agreement (the “Amended Arrangement”) pursuant to the Business Corporations Act (British Columbia) (“BCBCA”)). The effectiveness of the Amending Agreement and the implementation of the Amended Plan of Arrangement was subject to the conditions set out in the Proposal Agreement, which included, among others, approval by: (i) the Supreme Court of British Columbia (the “Court”) at a hearing upon the procedural and substantive fairness of the terms and conditions of the Amended Arrangement; and (ii) our shareholders, as required by applicable corporate and securities laws.

The Amended Arrangement was approved by our shareholders at our special meeting held on September 16, 2020 and a final order approving the Amended Arrangement was obtained from the Court on September 18, 2020.

Following the satisfaction of various conditions set forth in the Proposal Agreement, on September 23, 2020, we entered into the Amending Agreement with Canopy Growth and implemented the Amended Plan of Arrangement effective at 12:01 a.m. (Vancouver time) (the “Amendment Time”) on September 23, 2020 (the “Amendment Date”).

Pursuant to the Amended Plan of Arrangement, among other things, Canopy Growth made a cash payment of $37,500,024 (the “Aggregate Amendment Option Payment”), to our shareholders and certain holders of securities convertible or exchangeable into our shares. Holders of our then outstanding Class A subordinate voting shares (the “SVS”), Class B proportionate voting shares (the “PVS”), Class C multiple voting shares (the “MVS”), and certain other parties, received approximately $0.30 per SVS, being their pro rata portion (on an as-converted to SVS basis) of the Aggregate Amendment Option Payment, based on the number of our outstanding shares and certain holders of securities convertible or exchangeable into our shares, as of the close of business on September 22, 2020, the record date for payment of the Aggregate Amendment Option Payment. The Aggregate Amendment Option Payment was distributed to such holders of record on or about September 25, 2020.

Upon implementation of the Amended Plan of Arrangement, our articles were amended to, among other things, create three new classes of shares in our authorized share structure, being Fixed Shares, Floating Shares and Class F multiple voting shares (the “Fixed Multiple Shares”), and, in connection with such amendment, we completed a capital reorganization (the “Capital Reorganization”) effective as of the Amendment Time whereby: (i) each then outstanding SVS was exchanged for 0.7 of a Fixed Share and 0.3 of a Floating Share; (ii) each then outstanding PVS was exchanged for 28 Fixed Shares and 12 Floating Shares; and (iii) each then outstanding MVS was exchanged for 0.7 of a Fixed Multiple Share and 0.3 of a Floating Share.

At the Amendment Time, on the terms and subject to the conditions of the Amended Plan of Arrangement, each option, restricted share unit, compensation option and warrant to acquire SVS that was outstanding immediately prior to the Amendment Time was exchanged for a replacement option, restricted stock unit, compensation option or warrant, as applicable, to acquire Fixed Shares (a “Fixed Share Replacement Security”) and a replacement option, restricted stock unit, compensation option or warrant, as applicable, to acquire Floating Shares (a “Floating Share Replacement Security”) in order to account for the Capital Reorganization.

As a condition to implementation of the Amended Arrangement, an affiliate of Canopy Growth advanced the first tranche of $50,000,000 of a loan of up to $100,000,000 (the “Hempco Loan”) to Universal Hemp, LLC, an affiliate of the Company that operates solely in the hemp industry in full compliance with all applicable laws (“Universal Hemp”) pursuant to a secured debenture (the “Debenture”) bearing interest at a rate of 6.1% per annum and maturing 10 years from the date thereof. All interest payments made pursuant to the Debenture are payable in cash by Universal Hemp. The Debenture is not convertible and is not guaranteed by Acreage. A further $50,000,000 advance will be made available upon satisfaction of specified conditions precedent. In accordance with the terms of the Debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. Refer to Note 10 of the consolidated financial statements for further discussion.

Pursuant to the Amended Plan of Arrangement, upon the occurrence, or waiver (at the discretion of Canopy Growth), of a change in federal laws in the United States to permit the general cultivation, distribution and possession of marijuana (as defined in the relevant legislation) or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event” and the date on which the Triggering Event occurs, the “Triggering Event Date”), Canopy Growth, will, subject to the satisfaction or waiver of certain closing conditions set out in the Arrangement Agreement: (i) acquire all of the issued and outstanding Fixed Shares (following the mandatory conversion of the Fixed Multiple Shares into Fixed Shares) on the basis of 0.3048 (the “Fixed Exchange Ratio”) of a common share of Canopy Growth (each, a “Canopy Growth Share”) for each Fixed Share held at the time of the acquisition of the Fixed Shares (the “Acquisition Time”), subject to adjustment in accordance with the terms of the Amended Plan of Arrangement (the “Canopy Call Option”); and (ii) have the right (but not the obligation) (the “Floating Call Option”), exercisable for a period of 30 days following the Triggering Event Date to acquire all of the issued and outstanding Floating Shares. Upon exercise of the Floating Call Option, Canopy Growth may acquire the Floating Shares for cash or for Canopy Growth Shares or a combination thereof, in Canopy Growth’s sole discretion. If paid in cash, the price per Floating Share shall be equal to the volume-weighted average trading price of the Floating Shares on the CSE (or other recognized stock exchange on which the Floating Shares are primarily traded as determined by volume) for the 30 trading day period prior to the exercise (or deemed exercise) of the Canopy Call Option, subject to a minimum amount of $6.41 (the “Floating Cash Consideration”). If paid in Canopy Growth Shares, each Floating Share will be exchanged for a number of Canopy Growth Shares equal to (i) the volume-weighted average trading price of the Floating Shares on the CSE (or other recognized stock exchange on which the Floating Shares are primarily traded as determined by volume) for the 30 trading day period prior to the exercise (or deemed exercise) of the Canopy Call Option, subject to a minimum amount of $6.41, divided by (ii) the volume-weighted average trading price (expressed in US$) of the Canopy Growth Shares on the New York Stock Exchange (the “NYSE”) (or such other recognized stock exchange on which the Canopy Growth Shares are primarily traded if not then traded on the NYSE) for the 30 trading day period immediately prior to the exercise (or deemed exercise) of the Canopy Call Option (the “Floating Ratio”). The Floating Ratio is subject to adjustment in accordance with the Amended Plan of Arrangement if Acreage issues greater than the permitted number of Floating Shares prior to the Acquisition Date. No fractional Canopy Shares will be issued pursuant to the Amended Plan of Arrangement. The Floating Call Option cannot be exercised unless the Canopy Call Option is exercised (or deemed to be exercised). The closing of the acquisition of the Floating Shares pursuant to the Floating Call Option, if exercised, will take place concurrently with the closing of the acquisition of the Fixed Shares (the “Acquisition”) pursuant to the Canopy Call Option, if exercised. The Canopy Call Option and the Floating Call Option will expire 10 years from the Amendment Time.

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

In the event that the Floating Call Option is exercised and Canopy Growth acquires the Floating Shares at the Acquisition Time, on the terms and subject to the conditions of the Amended Plan of Arrangement, each Floating Share Replacement Security will be exchanged for a replacement option, restricted stock unit, compensation option or warrant, as applicable, to acquire from Canopy Growth such number of Canopy Growth Shares as is equal to: (i) the number of Floating Shares that were issuable upon exercise of such Floating Share Replacement Security immediately prior to the Acquisition Time, multiplied by (ii) the Floating Ratio (provided that if the foregoing would result in the issuance of a fraction of a Canopy Growth Share, then the number of Canopy Growth Shares to be issued will be rounded down to the nearest whole number).

In the event that Floating Call Option is exercised, and Canopy Growth acquires the Floating Shares at the Acquisition Time, we will be a wholly-owned subsidiary of Canopy Growth. If Canopy Growth completes the Acquisition of the Fixed Shares but does not acquire the Floating Shares, the Floating Call Option will terminate, and the Floating Shares shall remain outstanding. In such event, the Amending Agreement provides for, among other things: (i) various Canopy Growth rights that extend beyond the Acquisition Date and continue until Canopy Growth the date (the “End Date”) Canopy Growth ceases to hold at least 35% of the issued and outstanding Acreage shares. These include, among other things, rights to nominate a majority of Acreage’s Board of Directors (the “Board”) following the Acquisition Time, and restrictions on Acreage’s ability to conduct mergers and acquisitions above certain thresholds or incur certain indebtedness without Canopy Growth’s consent

The Amending Agreement also provides that Acreage may issue a maximum of 32,700,000 shares (or convertible securities in proportion to the foregoing), which will include (i) 3,700,000 Floating Shares which are to be issued solely in connection with the exercise of stock options granted to Acreage management (the “Option Shares”); (ii) 8,700,000 Floating Shares other than the Option Shares; and (iii) 20,300,000 Fixed Shares, without a revision to the Fixed Exchange Ratio. Notwithstanding the foregoing, the Amending Agreement provides that Acreage may not issue any equity securities, without Canopy Growth’s prior consent, other than: (i) upon the exercise or conversion of convertible securities outstanding as of the Amendment Date; (ii) contractual commitments existing as of the Amendment Date; (iii) the Option Shares; (iv) the issuance of up to $3.0 million worth of Fixed Shares pursuant to an at-the-market offering to be completed no more than four times during any one-year period; (v) the issuance of up to 500,000 Fixed Shares in connection with debt financing transactions that are otherwise in compliance with the terms of the Arrangement Agreement, as amended by the Amending Agreement; or (vi) pursuant to one private placement or public offering of securities during any one-year period for aggregate gross proceeds of up to $20.0 million, subject to specific limitations as set out in the Amending Agreement.

For more information, please refer to the Amending Agreement included as an exhibit to this Annual Report on Form 10-K.

Pursuant to the Amending Agreement, Acreage agreed to submit an Approved Business Plan to Canopy Growth on a quarterly basis that complies with certain specified criteria, including a business plan for the fiscal years ending December 31, 2020 through December 31, 2029 attached as a Schedule to the Proposal Agreement (the “Initial Business Plan”). The Initial Business Plan contains annual revenue and earnings targets for each of Acreage’s fiscal years ending on December 31, 2020 to December 31, 2029, as outlined below:

Fiscal Year Ending	Pro-Forma Net Revenue Target (in US$ thousands)	Consolidated Adj. EBITDA Target (in US$ thousands)
2020	166,174	(22,499)
2021	253,296	36,720
2022	289,528	53,222
2023	375,274	102,799
2024	558,599	166,744
2025	641,047	190,385
2026	740,194	218,108
2027	848,498	244,402
2028	973,402	273,434
2029	1,120,177	305,840

A number of factors may cause Acreage to fail to meet the Pro-Forma Net Revenue Targets or the Consolidated Adj. EBITDA Targets set forth in the Initial Business Plan and outlined above. See “Risk Factors”.

In the event that Acreage has not satisfied: (i) 90% of the Pro-Forma Net Revenue Target or the Consolidated Adj. EBITDA Target set forth in the Initial Business Plan, measured on a quarterly basis, an Interim Failure to Perform will occur and the Austerity Measures shall become applicable. The Austerity Measures include, among other things:

(a)	restrictions on Acreage’s ability to issue shares (or securities convertible into shares) other than:

(i)	upon the exercise or conversion of convertible securities outstanding as such date; and

(ii)	contractual commitments existing as of the;

(b)	prohibitions on entering into any contract in respect of Company Debt, other than in respect of trade payables or similar obligations incurred in the ordinary course;

(c)	granting any options to acquire Fixed Shares or Floating Shares;

(d)	making payments of fees owed to the Board;

(e)	making short-term incentive or bonus payments to any Acreage employee;

(f)	entering into any contract with respect to the disposition of any assets other than inventory in the ordinary course;

(g)	entering into any contract with respect to any business combination, merger or acquisition of assets, other than assets acquired in the ordinary course;

(h)	making any new capital investments or incurring any new capital expenditures; and

(i)	increasing the number of Acreage employees that have a base salary of $150,000 or more or more than five full time employees that would be included in corporate overhead expenditures.

The Austerity Measures provide significant restrictions on Acreage’s ability to take certain actions otherwise permitted by the Amended Arrangement Agreement; (ii) 80% of the Pro-Forma Net Revenue Target or the Consolidated Adj. EBITDA Target set forth in the Initial Business Plan, as determined on an annual basis (commencing in respect of the fiscal year ending December 31, 2021), a Material Failure to Perform will occur and (a) certain restrictive covenants applicable to Canopy Growth under the Amended Arrangement Agreement will cease to apply in order to permit Canopy Growth to acquire, or conditionally acquire, a competitor of the Company in the United States should it wish to do so, and (b) an event of default under the Debenture will likely occur resulting in the Hempco Loan becoming immediately due and payable; and (iii) 60% of the Pro-Forma Net Revenue Target or the Consolidated Adj. EBITDA Target set forth in the Initial Business Plan for the trailing 12 month period ending on the date that is 30 days prior to the proposed Acquisition Time, a Failure to Perform shall occur and a material adverse impact will be deemed to have occurred for purposes of Section 6.2(2)(h) of the Arrangement Agreement and Canopy Growth will not be required to complete the Acquisition of the Fixed Shares pursuant to the Canopy Call Option.

Company Information

Our website is http://www.acreageholdings.com. Our filings with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible free of charge at http://investors.acreageholdings.com/docs as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, such as ourselves, that file electronically with the SEC. The Internet address of the SEC’s site is http://www.sec.gov.

We also have adopted a Code of Conduct that applies to all employees, directors and officers. A copy of the Code of Conduct is available without charge to any person desiring a copy of the Code of Conduct. You may request a copy of the Code of Conduct by submitting written request to us at our principal offices at 450 Lexington Ave, #3308, New York, New York 10163.

Our Board Mandate and the Charters of the Board’s Audit Committee and Compensation and Corporate Governance Committee (which serves as the Board’s compensation and nominating committee) are available on our website. All materials are accessible on our website at investors.acreageholdings.com. Amendments to, and waivers granted to our directors and executive officers under our code of conduct or charters, if any, will be posted in this area of our website. Copies of these materials are available in print to any shareholder who requests them. Shareholders should direct such requests in writing to Investor Relations Department, Acreage Holdings, Inc., 450 Lexington Ave, #3308, New York, New York 10163, or by emailing our Investor Relations team at investors@acreageholdings.com.

The information regarding our website and its content is for your convenience only. The content of our website is not deemed to be incorporated by reference in this report or filed with the SEC.

Information about Our Executive Officers

The following are the Executive Officers of our Company (as of the date of this filing):

Filippo “Peter” Caldini, Chief Executive Officer (age 56): Peter Caldini joined Acreage Holdings in December 2020 as Chief Executive Officer after serving for 18 months as the Chief Executive Officer and a director of Bespoke Capital Acquisition Corp., a cannabis-focused Special Purpose Acquisition Corporation. Mr. Caldini has over 30 years of experience building and restructuring multinational organizations around the world, with a strong emphasis in consumer healthcare and consumer packaged goods. Mr. Caldini developed extensive commercial management expertise in heavily regulated industries while at Pfizer Inc., Bayer AG and Wyeth, LLC. Mr. Caldini was the Regional President North America for Pfizer Consumer Healthcare from 2017 to 2019, where he drove brand acceleration, marketing strategy, trade execution, global e-commerce and more for the second largest OTC consumer healthcare company in the region with over U.S.$2.1 billion in net sales. Prior to that role he was the Regional President EMEA of Pfizer Consumer Healthcare from 2016 to 2017 and led the Northern European cluster from 2015 to 2016. Mr. Caldini was at Bayer from 2009 to 2014, with roles including the head of sub-region Emerging Markets EMEA, the General Manager of Bayer Consumer Care China and the head of the Nutritionals Strategic Business unit, the global leader in nutritional supplements with brands One-A-Day, Berocca, and Supradyn. From 2002 to 2009 Mr. Caldini was at Wyeth LLC where he was responsible for affiliates across LATAM and AsiaPac and also managed the Centrum brand globally. Mr. Caldini has a Masters of International Economics and Management from Bocconi University in Milan, Italy, an MBA from Northeastern University and a Bachelor of Arts in Political Science from Boston University.

Robert J. Daino, Chief Operating Officer (age 56): Robert Daino is currently the Chief Operating Officer of the Company. He joined the Company in 2018 and has a proven track record of success in driving an entrepreneurial spirit into both newly created and established organizations resulting in significant growth. As an investor, advisor and eventually the CEO of Terradiol, Mr. Daino helped lead the organization through an ownership transition. Prior to Terradiol, Mr. Daino was the President & CEO of WCNY Public Media where he transformed the station into a national leader, with a unique business model, gaining public engagement from all fifty states and 17 countries. In addition, Mr. Daino created the first of its kind central casting outsourcing service which has transformed public broadcasting in the United States. As the President & CEO of Promergent, Mr. Daino built a highly successful and profitable business. Mr. Daino is a leader in providing process, change and document management software and services. Throughout his 13-year career at General Electric, Mr. Daino held a host of technical and senior management roles across the organization, leading change, growth, and top company performance.

Glen S. Leibowitz, Chief Financial Officer (age 51): Glen Leibowitz is currently the Chief Financial Officer and has served in that role since March 2018. He has over 20 years of finance and accounting experience with expertise in building and scaling operations, improving controls, enhancing IPO readiness and working to manage an organization through accelerated business growth. During his 9 years at Apollo, Mr. Leibowitz held various key roles within the finance organization including the accounting lead in taking the organization public in 2011. Under his tenure, he implemented the public reporting framework, accounting policies and directed the company-wide Sarbanes-Oxley program. Prior to Apollo, Mr. Leibowitz spent almost 10 years at PricewaterhouseCoopers focused on multiple complex foreign registrant financial statements and client IPO documents across sectors including: alternative asset managers, Internet/software, telecommunications, pharmaceutical, and mining. Mr. Leibowitz serves on the board of directors and is the audit committee chair for PowerPlay NYC, a not-for-profit organization dedicated to inspiring and educating girls through one-of-a-kind sports and academic enrichment programs. Mr. Leibowitz has announced that he will be resigning as our Chief Financial Officer on April 2, 2021.

James A. Doherty, III, General Counsel and Secretary (age 41): James Doherty is currently the General Counsel and Secretary of the Company and has served in that role since November 2017. He has been recognized as a Rising Star of Young Attorneys for the Commonwealth of Pennsylvania by Philadelphia Magazine. Mr. Doherty routinely represents a variety of clients in the highly regulated gaming and casino industry. His practice also has an emphasis on professional liability, civil rights, and employment and labor disputes. Mr Doherty also acts as special counsel to a number of public and municipal entities. Mr. Doherty maintains an active appellate practice, having successfully argued cases before the Superior Court, Commonwealth Court and Supreme Court of Pennsylvania. Before joining Acreage, Mr. Doherty served as a law clerk for the Honorable Thomas I. Vanaskie, United States Court of Appeals for the Third Circuit and as special counsel to the Executive Director of the Pennsylvania Gaming Control Board. He was a featured speaker for the Pennsylvania Gaming Law Update Continuing Legal Education and a delegate to the General Litigation Forum. Jim is also a member of the Civil Rights Committee for the Lackawanna County Bar Association.

Recent Appointments

Appointment of New Director
On January 11, 2021, the Company announced that Katie Bayne was appointed to the Company’s Board of Directors and Audit Committee.

Appointment of New Chief Financial Officer
On February 23, 2021, the Company announced that Steve Goertz was appointed to the position of the Company’s Chief Financial Officer, effective April 2, 2021.

Regulatory Framework

In accordance with the Canadian Securities Administrators Staff Notice 51-352 (Revised) - Issuers with U.S. Marijuana-Related Activities (“Staff Notice 51-352”), below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where the Company is currently involved, through High Street , in the cannabis industry. High Street is, through its subsidiaries, engaged in, or has management, consulting services or other agreements in place with license holders to assist in the manufacture, possession, sale or distribution of cannabis in the adult-use or medical cannabis marketplace in California, Connecticut, Florida, Illinois, Maine, Massachusetts, Michigan, New Hampshire, New Jersey, New York, Ohio, Oregon and Pennsylvania. In accordance with Staff Notice 51-352, the Company will evaluate, monitor and reassess this disclosure, and any related risks, on an ongoing basis and the same will be supplemented and amended to investors in public filings, including in the event of government policy changes or the introduction of new or amended guidance, laws or regulations regarding cannabis regulation. Any non-compliance, citations or notices of violation which may have an impact on the Company’s license, business activities or operations will be promptly disclosed by the Company.

United States Federal Overview

The United States federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811) (the “CSA”) which schedules controlled substances, including cannabis, based on their approved medical use and potential for abuse. Cannabis is classified as a Schedule I controlled substance. The U.S. Department of Justice (the “DOJ”) defines Schedule I drugs, substances or chemicals as “drugs with no currently accepted medical use and a high potential for abuse.” The United States Food and Drug Administration (the “FDA”) has not approved cannabis as a safe and effective drug for any condition. The FDA has approved CBD, a component of cannabis, for a narrow segment of medical conditions.

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

As of the date of this Annual Report on Form 10-K, medical use of cannabis is legal, with a doctor's recommendation, in thirty-six (36) states, four (4) out of five (5) permanently inhabited U.S. territories, and the District of Columbia, with one (1) state pending enactment until a future date. Thirteen (13) other states have laws that limit THC content, for the purpose of allowing access to products that are rich in cannabidiol (CBD), a non-psychoactive component of cannabis. The recreational use of cannabis is legal in fourteen (14) states, the District of Columbia, the Northern Mariana Islands, and Guam, with two (2) states pending enactment until a future date. Another sixteen (16) states and the U.S. Virgin Islands have decriminalized its use.

The U.S. administration under President Obama attempted to address the inconsistent treatment of cannabis under state and federal law in the Cole Memorandum which Deputy Attorney General James Cole sent to all U.S. Attorneys in August 2013 that outlined certain priorities for the DOJ relating to the prosecution of cannabis offenses. The Cole Memorandum held that enforcing federal cannabis laws and regulations in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis, conduct in compliance with those laws and regulations was not a priority for the DOJ. Instead, the Cole Memorandum directed U.S. Attorney’s Offices discretion not to investigate or prosecute state law compliant participants in the medical cannabis industry who did not implicate certain identified federal government priorities, including preventing interstate diversion or distribution of cannabis to minors.

On January 4, 2018, then U.S. Attorney General Jeff Sessions formally issued the Sessions Memorandum, which rescinded the Cole Memorandum effective upon its issuance. The Sessions Memorandum stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime”, and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles that govern all federal prosecutions when deciding whether to pursue prosecutions related to cannabis activities. As a result, federal prosecutors could, and still can, use their prosecutorial discretion to decide to prosecute actors compliant with their state laws. Although there have not been any identified prosecutions of state law compliant cannabis entities, there can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. Jeff Sessions resigned as U.S. Attorney General on November 7, 2018.

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

The Department of Justice under Mr. Barr did not take a formal position on federal enforcement of laws relating to cannabis. Mr. Barr has stated publicly that his preference would be to have a uniform federal rule against cannabis, but, absent such a uniform rule, his preference would be to permit the existing federal approach of leaving it up to the states to make their own decisions.

Furthermore, Acting Attorney General Monty Wilkinson, who began in his position on January 20, 2021, has not provided a clear policy directive for the United States as it pertains to state-legal cannabis-related activities. President Biden has nominated Merrick Garland to serve as Attorney General in his administration. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland, will re-adopt the Cole Memorandum or announce a substantive cannabis enforcement policy. If the Department of Justice policy under Acting Attorney General Wilkinson or Attorney General Garland, were to aggressively pursue financiers or owners of cannabis-related businesses, and United States Attorneys followed such Department of Justice policies through pursuing prosecutions, then the Company could face (i) seizure of its cash and other assets used to support or derived from its cannabis operations, (ii) the arrest of its employees, directors, officers, managers and investors, and charges of ancillary criminal violations of the CSA for aiding and abetting and conspiring to violate the CSA by virtue of providing financial support to cannabis companies that service or provide goods to state-licensed or permitted cultivators, processors, distributors, and/or retailers of cannabis, and/or (iii) the barring of its employees, directors, officers, managers and investors who are not United States citizens from entry into the United States for life.

The Company believes it is still unclear what prosecutorial effects will be created by the rescission of the Cole Memorandum. The sheer size of the cannabis industry, in addition to participation by state and local governments and investors, suggests that a large-scale enforcement operation would more than likely create unwanted political backlash for the DOJ. Regardless, cannabis remains a Schedule I controlled substance at the federal level, and neither the Cole Memo nor its rescission has altered that fact. The federal government of the United States has always reserved the right to enforce federal law in regard to the sale and disbursement of medical or adult-use cannabis, even if state law sanctioned such sale and disbursement. The Company believes, from a purely legal perspective, that the criminal risk today remains similar to the risk on January 3, 2018. It remains unclear whether the risk of enforcement has been altered. Additionally, under United States federal law, it may potentially be a violation of federal money laundering statutes for financial institutions to take any proceeds from the sale of cannabis or any other Schedule I controlled substance. Canadian banks are likewise hesitant to deal with cannabis companies, due to the uncertain legal and regulatory framework of the industry. Banks and other financial institutions, particularly those that are federally chartered in the United States, could be prosecuted and possibly convicted of money laundering for providing services to cannabis businesses. While Congress is considering legislation that may address these issues, there can be no assurance that such legislation passes.

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

Although the Cole Memorandum has been rescinded, one legislative safeguard for the medical cannabis industry, appended to federal appropriations legislation, remains in place. Currently referred to as the “Rohrabacher-Blumenauer Amendment”, this so-called “rider” provision has been appended to the Consolidated Appropriations Acts for fiscal years 2015, 2016, 2017, 2018, and 2019. Under the terms of the Rohrabacher-Blumenauer rider, the federal government is prohibited from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. On December 20, 2019, then President Donald Trump signed the Consolidated Appropriations Act, 2020 which included the Rohrabacher-Blumenauer Amendment, which prohibits the funding of federal prosecutions with respect to medical cannabis activities that are legal under state law. On December 27, 2020, the omnibus spending bill passed including the Rohrabacher-Blumenauer Amendment, extending its application until September 30, 2021. There can be no assurances that the Rohrabacher-Blumenauer Amendment will be included in future appropriations bills to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law.

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

Given current political trends, however, these developments are considered unlikely in the near-term. As an industry best practice, despite the recent rescission of the Cole Memorandum, the Company abides by the following to ensure compliance with the guidance provided by the Cole Memorandum:

•ensure that its operations are compliant with all licensing requirements as established by the applicable state, county, municipality, town, township, borough, and other political/administrative divisions;
•ensure that its cannabis related activities adhere to the scope of the licensing obtained (for example: in the states where cannabis is permitted only for adult-use, the products are only sold to individuals who meet the requisite age requirements);
•implement policies and procedures to ensure that cannabis products are not distributed to minors;
•implement policies and procedures in place to ensure that funds are not distributed to criminal enterprises, gangs or cartels;
•implement an inventory tracking system and necessary procedures to ensure that such compliance system is effective in tracking inventory and preventing diversion of cannabis or cannabis products into those states where cannabis is not permitted by state law, or cross any state lines in general;
•ensure that its state-authorized cannabis business activity is not used as a cover or pretense for trafficking of other illegal drugs, and is not engaged in any other illegal activity, or any activities that are contrary to any applicable anti-money laundering statutes; and
•ensure that its products comply with applicable regulations and contain necessary disclaimers about the contents of the products to prevent adverse public health consequences from cannabis use and prevent impaired driving.

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

State	Entity	Adult-Use / Medicinal	Direct / Indirect / Ancillary	Dispensary Licenses	Cultivation / Processing / Distribution License	Operational Dispensaries	Operational Cultivation / Processing Facilities
California	CWG Botanicals, Inc.[1,2,4]	Adult-Use / Medicinal	Ancillary	—	3	—	1
	Kanna, Inc.	Adult-Use / Medicinal	Direct	1	—	—	—
	Gravenstein Foods LLC[3]	Adult-Use / Medicinal	Direct	—	1	—	—
Connecticut	D&B Wellness, LLC	Medicinal	Direct	1	—	1	—
	Prime Wellness of Connecticut, LLC	Medicinal	Direct	1	—	1	—
	Thames Valley Apothecary, LLC	Medicinal	Direct	1	—	1	—
Florida[5]	Acreage Florida, Inc.	Medicinal	Direct	1	1	1	1
Illinois	In Grown Farms LLC[1]	Adult-Use / Medicinal	Direct	—	1	—	1
	NCC LLC	Adult-Use / Medicinal	Direct	1	—	1	—
	NCC 2 LLC	Adult-Use	Direct	1	—	1	—
Maine	Wellness Connection of Maine[1]	Medicinal	Ancillary	3	1	3	1
	NPG LLC	Adult-Use	Direct	1	—	1	—
Massachusetts	The Botanist, Inc.	Medicinal	Direct	3	1	2	1
Michigan	N/A	Medicinal	Direct	3	—	—	—
New Hampshire[1]	Prime Alternative Treatment Centers of NH, Inc.	Medicinal	Ancillary	2	1	1	1
New Jersey	Compassionate Care Foundation, Inc.	Medicinal	Direct	3	1	2	1
New York	NYCANNA, LLC	Medicinal	Direct	4	1	4	1
Ohio	Greenleaf Apothecaries, LLC[1]	Medicinal	Ancillary	5	—	5	—
	Greenleaf Therapeutics, LLC[1]	Medicinal	Ancillary	—	1	—	—
	Greenleaf Gardens, LLC[1]	Medicinal	Ancillary	—	1	—	1
Oregon	High Street Oregon, LLC	Adult-Use	Direct	2	1	2	—
	22nd & Burn, Inc.	Adult-Use	Direct	1	—	1	—
	The Firestation 23, Inc.	Adult-Use	Direct	1	—	1	—
	East 11th, Inc.	Adult-Use	Direct	1	—	1	—
	Gesundheit Foods LLC[4]	Adult-Use	Direct	—	2	—	—
Pennsylvania	Prime Wellness of Pennsylvania, LLC	Medicinal	Direct	—	1	—	1

Notes:

(1)Acreage provides goods and/or services including but not limited to financing, management, consulting and/or administrative services with these license holders to assist in the operations of their cannabis businesses.

(2)Separate grow/process licenses.
(3)A distribution license has been issued in this U.S. state.
(4)Acreage has entered into an agreement to acquire CWG. The acquisition remains subject to regulatory approval.
(5)On February 25, 2020, we entered into an agreement to sell all of our operations in Florida for an aggregate purchase price of $60.0 million. The sale is expected to close during the second quarter of 2021 subject to customary closing conditions including the procurement of all necessary approvals for the transfer to the purchaser of the Florida license for the operation of the medical marijuana businesses.

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
The Company has a commitment to training its personnel on the relevant issues in order to facilitate its overall compliance effort. The Company’s training program includes, among other items, the following topics:
•importance of compliance with state and local laws
•dispensing procedures
•patient privacy
•security and safety policies and procedures
•inventory control
•quality control
•cash management and control
•transportation procedures
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
In order to comply with industry best practices, despite the rescission of the Cole Memorandum, the Company continues to do the following to ensure compliance with the guidance provided by the Cole Memorandum:

•Ensure the operations are compliant with all licensing requirements that are set forth with regards to cannabis operation by the applicable state, county, municipality, town, township, borough, and other political/administrative divisions. To this end, the Company uses its internal Legal Department including its Legal Compliance team and retains appropriately experienced legal counsel to conduct the necessary due diligence to ensure compliance of such operations with all applicable regulations;
•The activities relating to cannabis business adhere to the scope of the licensing obtained. For example, in Florida only medical cannabis is permitted and therefore the products are only sold to patients who have the appropriate recommendation in the state registry and have a valid state-issued medical identification card;
•The Company only works through licensed operators, which must pass a range of requirements, adhere to strict business practice standards and be subjected to strict regulatory oversight whereby sufficient checks and balances ensure that no revenue is distributed to criminal enterprises, gangs and cartels; and
•The Company conducts reviews of products and product packaging to ensure that the products comply with applicable regulations and contain necessary disclaimers about the contents of the products to prevent adverse public health consequences from cannabis use and prevent impaired driving.
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

California Licenses

Although vertical integration across multiple license types is allowed under the state regulations, it is not required. CWG Botanicals, Inc. (“CWG”) holds three licenses in California and has received local approval to operate under such licenses. HSRC NorCal, LLC (“HSRC”), a subsidiary of the Company, has entered into a management or consulting services agreement with CWG but does not own or control CWG at this time. CWG holds cultivation/grow, manufacturing and distribution licenses. The manufacturing license is denoted as a Type 7 which provides CWG the authorization to manufacture cannabis products using volatile solvent as well as non-volatile extraction methods. Each license issued gives CWG the ability to operate as a medical and adult-use provider. Gravenstein Foods LLC (“Gravenstein”), a subsidiary of Form Factory, holds a temporary manufacturing license. The manufacturing license is denoted as a Type 6 which provides Gravenstein the authorization to manufacture cannabis products using only non-volatile extraction methods. On July 15, 2019, Kanna, Inc. (“Kanna”), a subsidiary of the Company, was awarded an Adult-Use and Medicinal - Retailer Provisional License, which allows Kanna to open a dispensary and was awarded an Adult-Use and Medicinal - Retailer Provisional License, which allows Kanna to open a dispensary.

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

The below table lists the licenses issued to CWG, Gravenstein, and Kanna, Inc.:

Subsidiary	License Number	City	Expiration Date	Description
CWG Botanicals, Inc.	CCL18-0000104	Oakland	4/17/2021	Grow
CWG Botanicals, Inc.	CDPH- 10002775	Oakland	4/24/2021	Manufacturing
CWG Botanicals, Inc.	C11-0000434-LIC	Oakland	6/19/2021	Distribution
Gravenstein Foods LLC	CDPH-10003051	Oakland	5/1/2021	Manufacturing
Kanna, Inc.	C10-0000419-LIC	Oakland	7/14/2021	Retailer

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

Currently CWG holds one provisional license for distribution, one provisional license for manufacturing and one provisional license for cultivation. Gravenstein holds one provisional manufacturing license. Kanna holds a provisional license for a dispensary. Gravenstein and Kanna are currently not operational. Those license holders which have a provisional or annual license, must be compliant with METRC 30 days after receiving their licenses. An application for renewal of a cultivation license shall be submitted to the state at least 30 calendar days prior to the expiration date of the current license. A license holder that does not submit a completed license renewal application to the state within 30 calendar days after the expiration of the current license forfeits their eligibility to apply for a license renewal and, instead, would be required to submit a new license application. The license holders must ensure that no cannabis may be sold, delivered, transported or distributed by a producer from or to a location outside of the state.

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

Marijuana Taxes in California

Several types of taxes are imposed in California for adult-use sale. As of January 1, 2020, the California Department of Tax and Fee Administration raised the tax rate on wholesale cannabis from 60% to 80%. Cultivators have the choice of being taxed at $9.65, per dry-weight ounce of cannabis flowers or $1.35 per ounce of wet-weight plants. Further, cultivators are required to pay $2.87 per ounce for fresh frozen biomass. California also imposes an excise tax of 15%. Cities and counties apply their sales tax along with the state’s excise and many cities and counties have also authorized the imposition of special cannabis business taxes which can range from 2% to 10% of gross receipts of the business. The Company has retained legal counsel and/or other advisors in connection with California’s marijuana regulatory program. The Company has developed standard operating procedures for licenses who are operational.

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

Connecticut Licenses

The CT DCP is responsible for the CT Program and is authorized to issue dispensary and producer/grower licenses. As of January 31, 2021, there were 50,034 patients with an approved medical ID card, Currently, the CT DCP has issued 18 dispensary and four producer/grower licenses. Three of the 18 dispensary licenses have been issued to our subsidiary.

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

Furthermore, the CT Act prescribes that dispensaries must retain and present all video upon request of the CT DCP. Specifically, dispensaries must (a) make the latest 24 hours of video readily available for immediate viewing upon request of a state authorized representative, and (b) retain all videos for at least 30 calendar days. Additionally, dispensaries must install strategically placed duress and panic alarms, both silent and audible, that trigger a law enforcement response. Employees are also required to wear panic alarm buttons for an additional level of safety and security.

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

License holders are permitted to maintain one license. However, the one license allows the licensee to open one cultivation/processing site and an unlimited number of dispensaries. Each licensee is required to cultivate, process and dispense medical cannabis. The license permits the sale of derivative products produced from extracted cannabis plant oil as medical cannabis to qualified patients. As of December 25, 2020, there were 456,594 patients with an approved medical ID card, 22 approved medical cannabis treatment centers and 301 approved retail dispensing locations . Licensed medical cannabis treatment centers are authorized to cultivate, process and dispense medical cannabis.

On January 4, 2019, High Street completed the acquisition of Acreage Florida, Inc. (“Acreage Florida”). Acreage Florida acquired a cultivation and production facility in Sanderson, Florida, and has secured via lease agreements eight locations to build or remodel dispensaries in Hollywood, Spring Hill, Daytona, Orange Park, St. Petersburg, North Miami Beach and two locations in Miami. Acreage Florida opened its first dispensary in Spring Hill in March 2020.

The table below lists the licenses issued to the subsidiaries:

Subsidiary	License number	City	Expiration Date	Description
Acreage Florida, Inc. d/b/ The Botanist	MMTC-2018-0014		9/11/2021	Vertical

Under its license, Acreage Florida is permitted to sell cannabis to those patients who are entered into Florida’s electronic medical marijuana use registry by a qualified physician and possess a state-issued medical marijuana identification card. The physician determines patient eligibility as well as the routes of administration (e.g. topical, oral, inhalation) and number of milligrams per day a patient is able to obtain under the program. The physician may order a certification for up to three 70-day supply limits of marijuana, following which the certification expires and a new certification must be issued by a physician. The number of milligrams dispensed, the category of cannabis (either low-THC or medical cannabis) and whether a delivery device such as a vaporizer has been authorized is all recorded in the registry for each patient transaction. On March 18, 2019, Governor Ron DeSantis signed SB 182 into law, repealing the ban on smoking medical cannabis. Patients and their doctors now have greater access to administer medical cannabis and to decide for themselves which mode of administration is best for them. Effective August 27, 2020 the OMMU amended the Florida Administrative code to allow the purchase of edibles. SB 182 also allows patients to receive up to 2.5 ounces of whole flower cannabis every 35 days as recommended by their doctor and requires patients under the age of 18 to have a terminal condition and to get a second opinion from a pediatrician before smoking medical cannabis.

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

Illinois

Illinois Legislative history

The Compassionate Use of Medical Cannabis Pilot Program Act (the “IL Medical Act”) was signed into law in August 2013 and took effect on January 1, 2014. The IL Medical Act provides medical cannabis access to registered patients who suffer from a list of over 50 medical conditions including epilepsy, cancer, HIV/AIDS, Chronic pain, Crohn’s disease and post- traumatic stress disorder. As of December 30, 2020, approximately 150,000 patients have been registered under the IL Medical Act and are qualified to purchase cannabis and cannabis products from registered dispensaries. On August 12, 2019, changes to the Compassionate Use of Medical Cannabis Program became effective.

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

Illinois has issued a limited amount of dispensary, producer/grower, and processing licenses. As of December 31, 2020 there were 55 licensed dispensaries and 22 licensed cultivators. NCC LLC (d/b/a Nature’s Care Company) (“NCC”), an indirect Subsidiary of the Company, was awarded both medical and adult-use cannabis dispensary licenses and In Grown Farms, LLC 2 (“IGF”), an indirect Subsidiary of the Company, was awarded both medical and adult-use cultivation/processing licenses as well as a license to process industrial Hemp.

Under the IL Adult Use Act, medical cannabis operators have the ability to apply for “early approval” for adult-use licenses. Medical dispensaries are permitted to apply for one adult-use license at its medical dispensary site and one additional early approval license at a secondary site. NCC received an adult-use license on February 3, 2020 for its Rolling Meadows dispensary. On August 30, 2020, NCC received a second license from the IL DFPR for a Registered Adult Use Dispensing Organization. NCC has opened a second adult only dispensary in Chicago.

The table below lists the licenses issued to the subsidiaries:

Subsidiary	License number	City	Expiration	Description
NCC LLC	DISP.000024	Rolling Meadows	1/22/2021	Medical Cannabis Dispensary Facility
NCC LCC	AUDO.000050	Rolling Meadows	3/31/2021	Registered Adult Use Dispensing Organization
IGF	1503060729	Freeport	3/9/2021	Medical Cannabis Cultivation/ Processing Facility
IGF	1503060729-EA	Freeport	3/31/2021	Early Approval Adult Use Cultivation
NCC LLC	AUDO.000064	Chicago	3/31/2021	Registered Adult Use Dispensing Organization
IGF	1204-321	Freeport	12/31/2022	Industrial Hemp Processor

Under the IL Medical Act, dispensary, grower, and processing licenses are valid for one year. After the initial term, licensees are required to submit renewal applications. Pursuant to the IL Act, registration renewal applications must be received 45 days prior to expiration and may be denied if the licensee has a history of non-compliance and penalties.

Under the IL Adult Use Act, an early approval adult-use dispensing license is valid until March 31, 2021. Renewal applications and required fees must be submitted to the IL DFPR 60 days prior to expiration.

Illinois Dispensing Limitations

Dispensing organizations may not dispense more than 2.5 ounces of usable cannabis to qualifying patients, provisional patients, or designated caregivers during a period of 14 days, unless pre-approved by the IL DFPR.

Dispensing limitations for adult-use purchasers are as follows:

•Illinois Residents: 30 grams of flower, 500 mg THC in cannabis infused products, and/or 5 grams of cannabis concentrate.
•Non-Illinois Residents: 15 grams of flower, 250 mg THC in cannabis infused products, and/or 250 milligrams of cannabis concentrate.

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

Illinois Transportation

Prior to transporting any cannabis or cannabis-infused product, a cultivation facility must:

•Complete a shipping manifest using a form prescribed by the IL DA; and
•Securely transmit a copy of the manifest to the dispensary facility that will receive the products and to the IL DA before the close of business the day prior to transport. The manifest must be made available to the Illinois State Police upon request.

The cultivation facility shall maintain all shipping manifests and make them available at the request of the IL DA.

Cannabis products that are being transported shall:

•Only be transported in a locked, safe and secure storage compartment that is part of the motor vehicle transporting the cannabis, or in a locked storage container that has a separate key or combination pad; and
•Not be visible from outside the motor vehicle.

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

In November 2016, Maine approved cannabis legalization at the ballot. On January 27, 2017, the legislature approved a moratorium on implementing parts of the law regarding retail sales and taxation until at least February 2018, giving time to resolve issues and promulgate rules. The portion of the law that allows persons over 21 years to grow six mature plants and possess, transport and gift up to 2.5 ounces became effective on January 30, 2017 (although this was limited to three mature plants in the 2018 legislation). A 17-member special legislative committee was formed to address the complex issues surrounding full implementation of the law. In April 2018, the Governor of Maine vetoed the bill to legalize cannabis for adult-use. However, in May 2018, Maine lawmakers overrode the Governor’s veto clearing the way for adult-use. In February 2019, MDAFS created the Office of Marijuana Policy (“OMP”) to oversee all aspects of adult-use marijuana. The adult-use regulations were adopted in June 2019. Furthermore, a mandatory “opt-in” mechanism allows municipalities to control whether they want retail cannabis establishments in their communities. The State of Maine first made adult-use applications available on December 5, 2019 and the first conditional licenses were issued on March 13, 2020. The OMP intended to launch adult-use in spring 2020, before the COVID-19 pandemic necessitated the postponement of these plans. The first active licenses were issued to adult-use establishments on Tuesday, September 8, 2020. Actively licensed adult-use marijuana stores were able to begin retail sales to the public on or after October 9, 2020.

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

Northeast Patient Group d/b/a Wellness Connection of Maine (“WCM”), a contractual party and debtor of the Company, holds four of the eight vertically integrated dispensary certificates of registration. The South Portland location was converted to adult-use and is owned directly by a subsidiary of Acreage.

The table below lists the certificates issued to WCM and our subsidiary:

MSA Party	Certificate of Registration	City	Expiration Date	Description
WCM	DSP107	Portland	4/11/2021	Dispensary
WCM	DSP103	Gardiner	12/22/2021	Dispensary
WCM	DSP108	Brewer	6/15/2021	Dispensary
WCM	DSP102	Auburn	Not applicable	Cultivation

Subsidiary	License number	City	Expiration	Description
NPG LLC	AMS338	South Portland	11/22/2021	Adult Use Dispensary

The Maine vertically integrated dispensary certificate of registration is valid for one year from the date of issuance. Each certificate of registration for dispensaries allows cultivation, processing and dispensing. WCM cultivates and processes at one centralized location for its three operational dispensaries. The cultivation facility and retail site of a dispensary must comply with all requirements and prohibitions of the Maine statutes and regulations. Failure to comply may result in enforcement action including, but not limited to, termination of the registration certificate. The dispensary must receive both state licensing and municipal approval. The South Portland dispensary location is an adult-use dispensary and operates separately from our managed dispensaries in Maine.

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

Registered dispensaries must implement appropriate security measures to deter and prevent unauthorized entrance into areas containing cannabis and the theft of cannabis at the registered dispensary and the grow location for the cultivation of cannabis. Security measures to protect the premises, the public, qualifying patients, primary caregivers and principal officers, board members and employees of the registered dispensary must include, but are not limited to (a) on-site parking, (b) exterior lighting sufficient to deter nuisance activity and facilitate surveillance, (c) devices or a series of devices, including, but not limited to, a signal system interconnected with a radio frequency method such as cellular, private radio signals, or other mechanical or electronic device to detect an unauthorized intrusion, and (d) interior electronic monitoring, video cameras, and panic buttons. Electronic monitoring and video camera recordings must be maintained by the medical dispensary and cultivation facility a minimum of 14 days. Electronic monitoring and video camera recordings must be maintained by the adult-use dispensary and facility a minimum of 45 days.

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

Massachusetts

Massachusetts Legislative history

The Massachusetts Medical Use of Marijuana Program (the “MA Program”) was formed pursuant to the Act for the Humanitarian Medical Use of Marijuana (the “MA ACT”). The MA Program allows registered persons to purchase medical cannabis and applies to any patient, personal caregiver, Medical Marijuana Treatment Center (“MTC”). To qualify for the program, patients must have a debilitating condition as defined by the MA Program. Currently there are over nine conditions that allow a patient to acquire cannabis in Massachusetts, including AIDS/HIV, ALS, cancer and Crohn’s disease. As of May 31, 2019, approximately 59,000 patients have been registered to purchase medical cannabis products in Massachusetts. The MA Program is administrated by the Cannabis Control Commission (“CCC”).

In November 2016, Massachusetts voted affirmatively on a ballot petition to legalize and regulate cannabis for adult-use. The Massachusetts legislature amended the law on December 28, 2016, delaying the date adult-use cannabis sales would begin by six months. The delay allowed the legislature to clarify how municipal land-use regulations would treat the cultivation of cannabis and authorized a study of related issues. After further debate, the state House of Representatives and state Senate approved H.3818 which became Chapter 55 of the Acts of 2017, An Act to Ensure Safe Access to Marijuana, and established the CCC. The CCC consists of five commissioners and regulates the Massachusetts Recreational Marijuana Program as well as the MA Program. Adult-use of cannabis in Massachusetts started in July 2018.

Massachusetts Licenses

Under the MA Program, MTCs are heavily regulated. Vertically integrated MTCs grow, process, and dispense their own cannabis. As such, each MTC is required to have a retail facility as well as cultivation and processing operations, although retail operations may be separate from grow and cultivation operations. A MTC’s cultivation location may be in a different municipality or county than its retail facility. MTC’s are required to be Massachusetts non-profit corporations.

The MA Program mandates a comprehensive application process for MTCs. Each MTC applicant must submit a Certificate of Good Standing, comprehensive financial statements, a character competency assessment, and employment and education histories of the senior partners and individuals responsible for the day-to-day security and operation of the MTC. Municipalities may individually determine what local permits or licenses are required if an MTC wishes to establish an operation within its boundaries.

The table below lists the licenses issued to the subsidiaries and entities operating in Massachusetts with which the Company has a consulting services agreement:

Subsidiary	License Number	City	Expiration Date	Description
The Botanist, Inc.	RMD-905	Sterling	5/17/2021	MTC Cultivation/Processing
The Botanist, Inc.	RMD-905	Worcester	5/17/2021	MTC Dispensary
The Botanist, Inc.	Provisional	Leominster	Not applicable	RMD Dispensary
The Botanist, Inc.	RMD-1225	Shrewsbury	6/06/2021	RMD Dispensary

Effective as of February 13, 2020, South Shore Biopharma, LLC and MA RMD SVCS, LLC, subsidiaries of the Company, entered into termination and separation agreements with PCMV and Health Circle, respectively. SSBP previously entered into a termination and separation agreement with Mass Medi Spa, Inc. Following termination, PCMV and Health Circle still have notes outstanding to the Company for all amounts previously advanced by the Company. As of the date hereof, notes payable of approximately $6 million and $4.3 million remain outstanding for PCMV and Health Circle, respectively. Our Shrewsbury and Worcester locations presently operate as adult-use dispensaries.

Each Massachusetts dispensary, grower and processor license is valid for one year and must be renewed no later than 60 calendar days prior to expiration. As in other states where cannabis is legal, the CCC can deny or revoke licenses and renewals for multiple reasons, including (a) submission of materially inaccurate, incomplete, or fraudulent information, (b) failure to comply with any applicable law or regulation, including laws relating to taxes, child support, workers compensation and insurance coverage, (c) failure to submit or implement a plan of correction (d) attempting to assign registration to another entity, (e) insufficient financial resources, (f) committing, permitting, aiding, or abetting of any illegal practices in the operation of the MTC, (g) failure to cooperate or give information to relevant law enforcement related to any matter arising out of conduct at an MTC, and (h) lack of responsible MTC operations, as evidenced by negligence, disorderly or unsanitary facilities or permitting a person to use a registration card belonging to another person. Additionally, license holders must ensure that no cannabis is sold, delivered, or distributed by a producer from or to a location outside of this state.

Massachusetts Dispensary Requirements (Medical)

A MTC is to follow its written and approved operation procedures in the operation of its dispensary locations. Operating procedures shall include (i) security measures in compliance with the MA Program; (ii) employee security policies including personal safety and crime prevention techniques; (iii) hours of operation and after-hours contact information; (iv) a price list for marijuana; (v) storage protocols in compliance with state law; (vi) a description of the various strains of marijuana that will be cultivated and dispensed, and the forms that will be dispensed; (vii) procedures to ensure accurate recordkeeping including inventory protocols; (viii) plans for quality control; (ix) a staffing plan and staffing records; (x) diversion identification and reporting protocols; and (xi) policies and procedures for the handling of cash on MTC premises including storage, collection frequency and transport to financial institutions. The siting of dispensary locations is expressly subject to local/municipal approvals pursuant to state law, and municipalities control the permitting application process that a MTC must comply with. More specifically, a MTC is to comply with all local requirements regarding siting, provided however that if no local requirements exist, a MTC shall not be sited within a radius of 500 feet of a school, daycare center, or any facility in which children commonly congregate. The 500-foot distance under this section is measured in a straight line from the nearest point of the facility in question to the nearest point of the proposed MTC. The MA Program requires that MTCs limit their inventory of seeds, plants, and useable marijuana to reflect the projected needs of registered qualifying patients. A MTC may only dispense to a registered qualifying patient who has a current valid certification.

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

The MA Program requires that MTC records be readily available for inspection by the Department of Health upon request. Among the records that are required to be maintained and made available are: (a) operating procedures, (b) inventory records, and (c) seed-to-sale tracking records for all cannabis and cannabis infused products.

Massachusetts Inventory/Storage (Medical)

Through the T&T system, MTCs are required to record all actions related to each individual cannabis plant. This robust inventorying requirement includes tracking how each plant is handled and processed from seed and cultivation, through growth, harvest and preparation of cannabis infused products, if any, to final sale of finished products. This system must chronicle every step, ingredient, activity, transaction, and dispensary agent, registered qualifying patient, or personal caregiver who handles, obtains, or possesses the product. To meet this tracking requirement, the inventory tracking process is mandated to utilize unique plant and batch identification numbers. Besides capturing all processes associated with each cannabis plant, MTCs must also establish and abide by inventory controls and procedures for conducting inventory reviews and comprehensive inventories of cultivating, finished, and stored cannabis products. To ensure inventories are accurate, MTCs are not only required to conduct monthly inventories but also to compare monthly inventories to the T&T system records.

The MA Program requires all cannabis and cannabis infused products be securely stored. MTCs must ensure that all safes, vaults, and other equipment or areas used for the production, cultivation, harvesting, processing, or storage of cannabis and cannabis infused products are securely locked and protected against unauthorized entry. The MA Program also specifies that limited access areas, accessible only to authorized personnel, must be established in each dispensary. Furthermore, only the minimum number of employees essential to business operations may be given access to the limited access areas.

Massachusetts Security (Medical)

Adequate security systems that prevent and detect diversion, theft, or loss of cannabis are required of each MTC under the MA Program. Such security systems must utilize commercial grade equipment and are required to include (a) a perimeter alarm on all entry and exit points and perimeter windows, (b) a failure notification system that provides an audible, text, or visual notification of any failure in the surveillance system, and (c) a duress alarm, panic alarm, or holdup alarm connected to local public safety or law enforcement authorities.

To ensure MTCs meet the rigorous security standards laid out by the MA Program, use of surveillance cameras is mandated. MTCs must install video cameras in the following areas: (a) all areas that may contain cannabis, (b) all points of entry and exit, and (c) in any parking lot. Video cameras must be appropriate for the lighting conditions of the area under surveillance. Interior video cameras must be directed at all safes, vaults, sales areas, and areas where cannabis is cultivated, harvested, processed, prepared, stored, handled, or dispensed. Video surveillance is required to be operational 24 hours a day, seven days a week and all recordings must be retained for at least 90 calendar days.

Massachusetts Transportation (Medical)

The MA Program regulates the means and methods by which cannabis is transported. A MTC transporting cannabis must ensure the product is in a secure, locked storage compartment. If a cannabis establishment, pursuant to a cannabis transporter license is transporting cannabis products for more than one cannabis establishment at a time, the cannabis products for each cannabis establishment must be kept in separate locked storage compartments during transportation and separate manifests are required for each cannabis establishment. Vehicles transporting cannabis must be equipped with an approved alarm system and functioning heating and air conditioning systems appropriate for maintaining correct temperatures for storage of cannabis products. Additionally, cannabis products may not be visible from outside the vehicle and MTCs must ensure that all transportation times and routes are randomized. Cannabis and cannabis infused products may not be transported outside Massachusetts.

Massachusetts CCC Inspections (Medical)

The CCC or its agents may inspect a MTC and affiliated vehicles at any time without prior notice. A MTC shall immediately upon request make available to the CCC information that may be relevant to a CCC inspection, and the CCC may direct a MTC to test marijuana for contaminants. Any violations found will be noted in a deficiency statement that will be provided to the MTC, and the MTC shall thereafter submit a Plan of Correction to the CCC outlining with particularity each deficiency and the timetable and steps to remediate the same. The CCC shall have the authority to suspend or revoke a certificate of registration in accordance with 935 CMR 501.510 of the Regulation of adult-use cannabis in Massachusetts.

Regulation of the Adult Use Cannabis Market in Massachusetts

Adult-use (recreational) marijuana has been legal in Massachusetts since December 15, 2016, following a ballot initiative in November of that year. The CCC, a regulatory body created in 2018, licenses adult-use cultivation, processing and dispensary facilities (collectively, “Marijuana Establishments”) pursuant to 935 CMR 500.000 et seq. The first adult-use marijuana facilities in Massachusetts began operating in November 2018.

Massachusetts Licensing Requirements (Adult-Use)

Many of the same application requirements exist for a Marijuana Establishment license as a MTC application, and each owner, officer or member must undergo background checks and fingerprinting with the CCC. Applicants must submit the location and identification of each site, and must establish a property interest in the same, and the applicant and the local municipality must have entered into a host agreement authorizing the location of the adult-use Marijuana Establishment within the municipality, and said agreement must be included in the application. Applicants must include disclosure of any regulatory actions against it by the Commonwealth of Massachusetts, as well as the civil and criminal history of the applicant and its owners, officers, principals or members. The application must include the MTC applicant’s plans for separating medical and adult-use operations, proposed timeline for achieving operations, liability insurance, business plan, and a detailed summary describing and/or updating or modifying the MTC’s existing medical marijuana operating policies and procedures for adult-use including security, prevention of diversion, storage, transportation, inventory procedures, quality control, dispensing procedures, personnel policies, record keeping, maintenance of financial records and employee training protocols.

No person or entity may own more than 10% or “control” more than three licenses in each Marijuana Establishment class (i.e., marijuana retailer, marijuana cultivator, marijuana product manufacturer). Additionally, there is a 100,000 square foot cultivation canopy for adult-use licenses; however, there is no canopy restriction for MTC license holders relative to their cultivation facility.

Massachusetts Dispensary Requirements (Adult-Use)

Marijuana retailers are subject to certain operational requirements in addition to those imposed on marijuana establishments generally. Dispensaries must immediately inspect patrons’ identification to ensure that everyone who enters is at least twenty-one years of age. Dispensaries may not dispense more than one ounce of marijuana or five grams of marijuana concentrate per transaction. Point-of-sale systems must be approved by the CCC, and retailers must record sales data. Records must be retained and available for auditing by the CCC and Department of Revenue. Dispensaries must also make patient education materials available to patrons. Such materials must include:

•A warning that marijuana has not been analyzed or approved by the FDA, that there is limited information on side effects, that there may be health risks associated with using marijuana, and that it should be kept away from children;
•A warning that when under the influence of marijuana, driving is prohibited by M.G.L. c. 90, § 24, and machinery should not be operated;
•Information to assist in the selection of marijuana, describing the potential differing effects of various strains of marijuana, as well as various forms and routes of administration;
•Materials offered to consumers to enable them to track the strains used and their associated effects;
•Information describing proper dosage and titration for different routes of administration, with an emphasis on using the smallest amount possible to achieve the desired effect;
•A discussion of tolerance, dependence, and withdrawal;
•Facts regarding substance abuse signs and symptoms, as well as referral information for substance abuse treatment programs;
•A statement that consumers may not sell marijuana to any other individual;
•Information regarding penalties for possession or distribution of marijuana in violation of Massachusetts law; and
•Any other information required by the CCC.

Massachusetts Security and Storage Requirements (Adult-Use)

Each marijuana establishment must implement sufficient safety measures to deter and prevent unauthorized entrance into areas containing marijuana and theft of marijuana at the establishment. Security measures taken by the establishments to protect the premises, employees, consumers and general public shall include, but not be limited to, the following:

•Positively identifying individuals seeking access to the premises of the Marijuana Establishment or to whom or marijuana products are being transported pursuant to 935 CMR 500.105(14) to limit access solely to individuals 21 years of age or older;
•Adopting procedures to prevent loitering and ensure that only individuals engaging in activity expressly or by necessary implication permitted by these regulations and its enabling statute are allowed to remain on the premises;
•Disposing of marijuana in accordance with 935 CMR 500.105(12) in excess of the quantity required for normal, efficient operation as established within 935 CMR 500.105;
•Securing all entrances to the Marijuana Establishment to prevent unauthorized access;
•Establishing limited access areas pursuant to 935 CMR 500.110(4), which shall be accessible only to specifically authorized personnel limited to include only the minimum number of employees essential for efficient operation;
•Storing all finished marijuana products in a secure, locked safe or vault in such a manner as to prevent diversion, theft and loss;
•Keeping all safes, vaults, and any other equipment or areas used for the production, cultivation, harvesting, processing or storage of marijuana products securely locked and protected from entry, except for the actual time required to remove or replace marijuana;
•Keeping all locks and security equipment in good working order;
•Prohibiting keys, if any, from being left in the locks or stored or placed in a location accessible to persons other than specifically authorized personnel;
•Prohibiting accessibility of security measures, such as combination numbers, passwords or electronic or biometric security systems, to persons other than specifically authorized personnel;

•Ensuring that the outside perimeter of the marijuana establishment is sufficiently lit to facilitate surveillance, where applicable;
•Ensuring that all marijuana products are kept out of plain sight and are not visible from a public place without the use of binoculars, optical aids or aircraft;
•Developing emergency policies and procedures for securing all product following any instance of diversion, theft or loss of marijuana, and conduct an assessment to determine whether additional safeguards are necessary;
•Developing sufficient additional safeguards as required by the CCC for marijuana establishments that present special security concerns; and
•Sharing the marijuana establishment's security plan and procedures with law enforcement authorities and fire services and periodically updating law enforcement authorities and fire services if the plans or procedures are modified in a material way.
•Marijuana must be stored in special limited access areas, and alarm systems must meet certain technical requirements, including the ability to record footage to be retained for at least 90 days.

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

To the knowledge of management of the Company, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Massachusetts. See “Risk Factors - The Company’s Business Activities are Illegal under U.S. Federal Law.”

Michigan

Michigan Legislative History

In 2008, the Michigan Compassionate Care Initiative established a medical cannabis program for serious and terminally ill patients. This program, which was approved by the House but not acted upon, defaulted to a public initiative on the November ballot. Proposal 1 was approved by 63% of voters on November 8, 2008. Proposal 1 was then written into law and approved by Michigan’s lawmakers in December 2008. The resulting Act became the Michigan Medical Marihuana Act (“MMMA”).

In 2016, the Michigan legislature passed two new acts and also amended the original MMMA. The first act, amended effective January 1, 2019, established a licensing and regulation framework for medical marihuana growers, processors, secure transporters, provisioning centers, and safety compliance facilities. The second act established a “seed-to-sale” system to track marihuana that is grown, processed, transferred, stored, or disposed of under the Medical Marihuana Facilities Licensing Act.

The passage of the Michigan Regulation and Taxation of Marihuana Act (“MRTMA”) by voter initiative on November 6, 2018, made Michigan the tenth state to legalize the recreational use of marijuana. On December 1st, 2019, adult-use cannabis sales commenced. On June 22, 2020, the Marijuana Regulatory Agency promulgated administrative rules governing medical and adult-use cannabis licensing.

The Marijuana Regulatory Agency is responsible for the oversight of medical and adult-use cannabis in Michigan and consists of the Licensing Division, the Enforcement Division and the Michigan Medical Marihuana Program Division. The MMMA provides access to state residents to cannabis and cannabis related products under one of 11 debilitating conditions, including epilepsy, cancer, HIV/AIDS, cancer and post-traumatic stress disorder. In July 2018, the Licensing Division approved 11 additional conditions to the list of aliments to qualify for medical cannabis. The additional 11 include chronic pain, colitis and spinal cord injury.

Michigan Licenses

HSCP’s subsidiaries have secured real estate assets in strategic locations, including in Detroit, Bay City, and Battle Creek. Kevin Michigan, LLC (“Kevin Michigan”), which is not affiliated with any HSCP entity, has secured municipal approval for medical marijuana dispensaries in Detroit, Bay City, and Battle Creek, and has a state operating license for its Detroit medical marijuana dispensary. HSCP’s subsidiaries lease real estate to Kevin Michigan, provide consulting services to Kevin Michigan with respect to its Detroit facility, and sublicense certain intellectual property to Kevin Michigan. We currently have no operations in Michigan.

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

New Hampshire

New Hampshire Legislative history

New Hampshire’s Therapeutic Cannabis Program (the “NH Program”) was enacted on July 23, 2013, when the New Hampshire governor signed House Bill 573 into law allowing New Hampshire residents with qualifying medical conditions to use cannabis for medical purposes. Among the 18 qualifying medical conditions included in HB 573 are cancer, HIV/AIDS, ALS and Crohn’s disease. On June 28, 2017, the New Hampshire governor signed HB 160 which added post-traumatic stress disorder and other medical conditions to the law. On January 8, 2020 the New Hampshire House voted to add insomnia and opioid use disorder to the list of qualifying conditions, though the opioid use disorder carries significant restrictions. The New Hampshire legislature placed the responsibility for administering the NH Program within the New Hampshire Department of Health and Human Services (the “DHHS”). The first New Hampshire dispensary began serving patients on April 30, 2016. On July 18, 2017, the governor of New Hampshire signed into law HB 640, a cannabis decriminalization bill. Under HB 640, effective September 16, 2017, penalties for non-registered and non-medical possession of three-quarters of an ounce or less of cannabis were reduced from a criminal misdemeanor to a civil violation punishable only by a fine. As of June 2019, approximately 8,302 patients have been registered to purchase medical cannabis products in New Hampshire.

New Hampshire Licenses

The DHHS oversees the issuance of licenses and the rules and regulations for cannabis businesses, known as Alternative Treatment Centers (each, an “ATC”). ATCs are not-for-profit entities registered under the New Hampshire Revised Statutes Annotated Section 126-X:7. ATCs are business entities that acquire, possess, cultivate, manufacture, deliver, transfer, transport, sell, supply, and dispense cannabis and related materials to qualified patients and other ATCs. ATCs are issued a notice of registration approval only after the DHHS has inspected and determined that the ATC is in full compliance with all regulatory and statute requirements. DHHS has issued licenses to four qualifying ATCs and in March 2018 lawmakers passed legislation calling for two additional dispensaries.

The table below lists the license issued to Prime Alternative Treatment Centers of NH, Inc. (“PATC”), an entity that has a management services agreement with Prime Alternative Treatment Center Consulting, LLC, a subsidiary of the Company; Prime Alternative Treatment Center Consulting, LLC does not own or control PATC:

MSA Party	License Number	City	Expiration Date	Description
Prime Alternative Treatment Centers of NH, Inc.	ATC-001	Merrimack	6/30/2021	Grow / Manufacturing and Dispensary

ATC grower, processing, and dispensary licenses are valid for one year and expire on June 30th of the following year. License holders are required to submit a renewal application at least 120 days prior to the expiration of the current registration and include updates to the ATC’s original application as appropriate. Additionally, ATCs must ensure that no cannabis is transported outside of the state. The cultivation and processing facility is located in Peterborough, NH and the dispensary is located in Merrimack, NH.

New Hampshire Record-keeping/Reporting

New Hampshire selected BioTrackTHC as the T&T system for commercial cannabis activity. PATC currently uses a BioTrackTHC that pushes the data to New Hampshire’s T&T system to meet all reporting requirements.

Each ATC is required to maintain records in accordance with the records retention schedule established by the DHHS. As part of the records retention schedule, ATCs must keep a record of each transaction including the amount of cannabis dispensed, the amount paid, and the registry identification number of the qualifying patient, designated caregiver, or ATC and the qualifying patient’s provider. ATC’s are required to submit annual reports to the state that include (a) a description of efforts to educate qualifying patients and designated caregivers, (b) the annual financial report of the ATC including expenditures, liabilities, monetary reserves, and revenues received for sales of cannabis by strain and by type, (c) the total number of qualifying patients and designated caregivers served, and (d) reports on security issues including an aggregate account of all reportable incidents. Additionally, ATCs must maintain current and accurate records for each qualifying patient and designated caregiver registered with the ATC. The NH Program mandates all records be kept for a minimum of four years.

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

Like dispensary facilities, security of cultivation facilities is also highly regulated under the NH Program. All phases of cannabis cultivation are required to take place in specially designated, secure, limited access areas that are monitored by surveillance camera systems. Surveillance cameras must cover all points of facility entry and exit, the parking lot, the entrance to the video surveillance room, and any areas that may contain cannabis. Surveillance video must be active 24 hours a day, seven days a week and all recordings must be retained for at least 90 calendar days. The NH Program mandates that all security equipment be maintained in good working order and shall be inspected and tested at regular intervals of at no more than 30 calendar days.

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

New Hampshire Inspections

Alternative treatment centers shall be subject to inspection by the DHHS at any time. During an inspection, the department may review the alternative treatment center's records, including its confidential dispensing and data collection records, which shall track transactions and product effectiveness according to qualifying patients' registry identification numbers to protect their confidentiality.

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

In the 2020 general election, New Jersey residents voted two-to-one in favor of recreational cannabis legalization. The state has to pass legalization and decriminalization bills, which will then get signed into law by Governor Phil Murphy. Once that happens, the state’s Cannabis Regulatory Commission (CRC) will be fully appointed, and that five-person body must issue regulations within six (6) months of the effective date of the law for every part of the industry — from growing to distribution.

New Jersey Licenses

The NJDH is responsible for administering the NJ Act to ensure qualifying patients’ access to safe cannabis for medical use in New Jersey. The NJDH is responsible for issuing permits to entities who will operate an ATC. New Jersey is a vertical state where the dispensary needs to be in the same location as the growing and processing facilities. One of the recommendations in executive order No. 6 is to allow existing license holders to have up to two additional dispensaries not attached to the growing facility. The NJDH has issued twelve permits. The NJDH previously accepted applications for an additional six vertical permits. The NJDH is seeking new applicants to operate up to 24 additional Alternative Treatment Centers (ATCs): Up to 8 in the northern region of the state, up to 8 in the central region, up to 7 in the southern region, and up to 1 “at-large” to be determined during the award process.

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

As of January 2021, approximately 101,496 patients were registered and have medical licenses allowing them to purchase cannabis products from an ATC.

Compassionate Care Foundation, Inc. (“CCF”) is a vertically integrated medical cannabis operator in New Jersey with licenses to conduct growing, processing, wholesale, and dispensary operations.in Egg Harbor, New Jersey. On October 4, 2013, the New Jersey Department of Health issued CCF a license to operate its facilities. The license has been renewed without issue. On June 26, 2020 we closed on the purchase of CCF and it is currently a wholly-owned subsidiary.

The table below lists the permit issued to CCF:

MSA Party	Permit Number	City	Expiration Date	Description
CCF	10042013	Egg Harbor	12/31/2021	Cultivate and Dispense
CCF	10042013	Atlantic City	12/31/2021	Dispense

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

New Jersey Inventory/Storage

The ATC will establish inventory controls and procedures for the conduct of inventory reviews and comprehensive inventories of cultivating, stored, usable and unusable cannabis. The ATC will conduct a monthly inventory of cultivating, stored, usable and unusable cannabis. Through a unified T&T system is not currently in place, an ATC is required to have a T&T system for tracking inventory and dispensing cannabis products to patients. CCF uses BioTrackTHC as its T&T system. An ATC is authorized to possess two ounces of usable cannabis per registered qualifying patient plus an additional supply, not to exceed the amount needed to enable the alternative treatment center to meet the demand of newly registered qualifying patients.

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

As of September 1, 2020, there were 124,718 certified patients allowed to purchase cannabis products from a dispensary.

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

Ohio

Ohio Legislative History

Effective September 8, 2016, House Bill 523 legalized the use of medical cannabis for 21 debilitating conditions as prescribed by a licensed physician. On implementation, the Ohio Medical Marijuana Control Program (“OMMCP”) will allow people with certain medical conditions including Alzheimer’s disease, HIV/AIDS, ALS, cancer, and traumatic brain injury to legally purchase medical cannabis. On July 8, 2020 Ohio Medical Board added Cachexia to the list of qualifying conditions. Though Ohio was required to implement a fully operational OMMCP by September 8, 2018 with a controlled system for cultivation, laboratory-testing, physician/patient registration and dispensing, the timeline was delayed until November 2018. Regulatory oversight is shared between three offices; (a) the Ohio Department of Commerce with respect to overseeing cultivators, processors and testing laboratories; (b) the Ohio Board of Pharmacy with respect to overseeing retail dispensaries and the registration of patients and caregivers, and (c) the State Medical Board of Ohio with respect to certifying physicians to recommend medical cannabis. The OMMCP will permit limited product types including oils, tinctures, plant materials and edibles. Adult-use and the smoking of cannabis flower are prohibited. As of December 31, 2020, there were approximately 160,000 registered patients allowed to purchase cannabis products from a dispensary.

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

Greenleaf Apothecaries, LLC (“GLA”) has been issued five dispensary licenses and Greenleaf Therapeutics, LLC (“GLT”) has been issued one provisional processing license. Greenleaf Gardens, LLC (“GLG”) has been issued one provisional grow license. The Company has entered into a master service agreement with GLA, GLT and GLG. The table below lists the locations of the licenses.

The table below lists the licenses issued to GLA, GLT and GLG:

MSA Party	License Number	City	Expiration Date	Description
GLA	MMD.0700044	Akron	7/31/2021	Dispensary Facility
GLA	MMD.0700042	Cleveland	7/31/2021	Dispensary Facility
GLA	MMD.0700004	Canton	7/31/2021	Dispensary Facility
GLA	MMD.0700005	Wickliffe	7/31/2021	Dispensary Facility
GLA	MMD.0700043	Columbus	7/31/2021	Dispensary Facility
GLT	MMCPP00064	Middlefield	7/31/2021	Processing
GLG	MMCPC00143	Middlefield	11/12/2021	Cultivation

GLA currently has five operational dispensaries, one in each of the cities set out in the table above. In October 2019, GLA entered into a settlement agreement with the Ohio Board of Pharmacy that provides, among other provisions, that the process of closing the acquisition of GLA will be completed 18 months following the date the final dispensary became operational, which occurred on November 8, 2019. GLT and GLG also became operational in 2020.

The Company is currently in discussions for finalizing the purchases of GLA, GLT and GLG.

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

A holder of a processing or cultivation license must conduct weekly inventory of medical cannabis which includes (a) the date of the inventory, (b) net weight of plant material and the net weight and volume of medical cannabis extract, (c) net weight and unit count of medical cannabis products prepared or packaged for sale to a dispensary, and (d) a summary of the inventory findings. On an annual basis and as a condition for renewal of a processing license, a holder of a processing license shall conduct a physical, manual inventory of plant material, medical cannabis extract, and medical cannabis products on hand at the processor and compare the findings to an annual inventory report generated using the inventory tracking system. A holder of a processing license must store plant material, medical cannabis extract, and medical cannabis product inventory on the premises in a designated, enclosed, locked area and accessible only by authorized individuals.

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

Video cameras at a processing or cultivation facility must be directed at all approved safes, approved vaults, cannabis sales areas, and any other area where plant material, medical cannabis extract, or medical cannabis products are being processed, stored or handled. Video surveillance must take place 24 hours a day, seven days a week. Recordings from all video cameras during hours of operation must be readily available for immediate viewing by the Ohio regulatory bodies upon request and must be retained for at least six months.

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

Ohio Inspections

The submission of an application that results in the issuance of a provisional license or certificate of operation for a cultivator or processor irrevocably gives the Ohio Department of Commerce consent to conduct all inspections necessary to ensure compliance with the cultivator's application, state and local law and regulators. An inspector conducting an inspection pursuant to this rule shall be accompanied by a “type 1” key employee during the inspection. The inspector may review and make copies of records, enter any area of a facility, inspect vehicles, equipment, premises, and question employees, among other actions.

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

U.S. Attorney Statements in Ohio

To the knowledge of management of the Company, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Ohio. See “Risk Factors - United States Regulatory Uncertainty”.

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

Oregon Licenses

Oregon does not limit the number of retailer, grower or processing licenses The OLCC regulates all retailer, producer, processor and lab license holders who have been approved to hold adult-use licenses and all producers and retailers if they sell both medical and adult-use cannabis. The Oregon Health Administration regulates all growers and dispensaries who hold only medical licenses. To operate legally under state law, cannabis operators must obtain a state license and local approval. Applicants for each license class are subject to the respective requirements and criteria of the OLCC which include but are not limited to criminal background checks, zoning requirements, readiness inspection, and state registration.

The table below lists the licenses issued to Acreage’s indirect subsidiaries operating in Oregon:

Subsidiary	License Number	City	Expiration Date	Description
East 11th Incorporated	1004151A29E	Eugene	See below	Dispensary Facility
22nd and Burn Inc.	100400192AC	Portland	See below	Dispensary Facility
The Firestation 23 Inc.	1003660E75D	Portland	See below	Dispensary Facility
HSCP Oregon, LLC	1004152E8C9	Springfield	See below	Dispensary Facility
HSCP Oregon, LLC	020-1003642197C	Medford	See below	Producer License
HSCP Oregon, LLC	10026747951	Portland	See below	Dispensary Facility
Gesundheit Foods LLC	1013975ABC8	Milwaukie	7/18/2021	Processor
Gesundheit Foods LLC	1013984A526	Milwaukie	7/18/2021	Wholesaler

On January 14, 2020, each of East 11th Incorporated, 22nd and Burn Inc., The Firestation 23 Inc. and HSCP Oregon, LLC Dispensary in Springfield received a letter from the OLCC permitting these entities to continue to operate while the OLCC reviews their renewal applications. On July 28, 2020 HSCP Oregon, LLC received a letter from the OLLC permitting the producer to continue to operate while the OLCC reviews their renewal applications. On March 10, 2020, HSCP Oregon, LLC received a letter from the OLLC permitting the dispensary in Portland to continue to operate while the OLCC reviews their renewal applications.

The retailer, producer and processer licenses are valid for one year and the licensees are required to submit a renewal application at least 20 days before the date of expiration. The license holders must ensure that no cannabis is sold, delivered, transported or distributed by a producer from or to a location outside of Oregon. On June 3, 2020, Gesundheit Foods LLC requested to temporarily close its wholesaler and processor operations under regulation 845-025-1160 (c). On July 14, 2020 HSCP Oregon, LLC requested to temporarily close its Medford location producer operations under regulation 845-025-1160 (c).

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

Pennsylvania

Pennsylvania Legislative History

The Pennsylvania Medical Marijuana Program (the “PA Program”) was established by the Pennsylvania Medical Marijuana Act (the “PA Act”) on April 17, 2016. The PA Program provides access to medical cannabis for qualified state residents who suffer from 23 specific medical conditions including epilepsy, chronic pain, HIV, AIDS, cancer, and post-traumatic stress disorder. To qualify under the PA Program, medical cannabis patients must both register with the Pennsylvania Department of Health (the “PADOH”) and obtain either an identification card or authorization letter from the PADOH. As of November 11, 2020, more than 425,000 patients in Pennsylvania have registered to participate in the medical marijuana program, and more than 280,000 have active identification cards and are able to purchase medical marijuana at a dispensary. On February 15, 2018, dispensaries licensed under the PA Program began selling medical cannabis to qualified patients. Pennsylvania currently allows sale of medical cannabis to qualified patients in the following forms: pill, oil, topical forms including gels, creams, or ointments, tincture, and liquids. On August 1, 2018, the Pennsylvania Health Secretary approved the sale of dry leaf cannabis.

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

On July 31, 2018, the PADOH announced it issued an additional 13 grower/processor permits and 23 dispensary permits.

The table below lists the permit issued to Prime Wellness of Pennsylvania LLC (“PWPA”), an indirect Subsidiary of the Company.

Subsidiary	Permit	City	Expiration Date	Description
Prime Wellness of Pennsylvania LLC	GP- 1005-17	Sinking Spring	6/20/2021	Grow/Processing Facility

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

Pennsylvania Security

The PA Act mandates each medical cannabis grower/processor must use security and surveillance systems including stringent video backup requirements to safeguard their medical cannabis and related products. Security requirements include: (a) alarm systems that cover all facility entrances, exits, areas that contain medical cannabis, safes, and the perimeter of the facility, and (b) professionally-monitored security and surveillance systems that operate 24 hours a day, 7 days a week and record all activity in images capable of clearly revealing facial detail. All images captured by each surveillance camera must be stored for a minimum of two (2) years in a format that may be easily accessed for investigative purposes. Furthermore, all recordings must be kept in a locked cabinet, closet or other secure place to protect them from tampering or theft.

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

U.S. Attorney Statements in Pennsylvania

To the knowledge of management of the Company, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Pennsylvania. See “Risk Factors - United States Regulatory Uncertainty”.

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

Below is a summary of the principal factors that make an investment in Acreage speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below, after this summary, and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making an investment decision regarding Acreage.

Such risks and other factors may include, but are not limited to:

•the US Federal Illegality of the Company’s Business Activities;
•the future implications to the business, financial results and performance of the Company arising, directly or indirectly, from COVID-19;
•the anticipated benefits of the Amended Arrangement with Canopy Growth;
•the occurrence or waiver of the Triggering Event, as defined below, the ability of Acreage to meets its performance targets and financial thresholds agreed upon with Canopy Growth as part of the Amended Arrangement;
•the likelihood of the Triggering Event occurring or being waived by the outside date;
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
•risks related to infectious diseases, including the impacts of COVID-19;
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
•the dual structure of the Fixed Shares and Floating Shares;
•risks relating to the management of growth;
•increasing competition in the industry;
•risks inherent in an agricultural business;
•risks relating to energy costs;
•risks associated with cannabis products manufactured for human consumption including potential product recalls;
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

Risks Specifically Related to Regulatory Matters

The Company’s Business Activities are Illegal under U.S. Federal Law.

Cannabis (with the exception of hemp containing no more than 0.3% THC by dry weight) is illegal under U.S. federal law. In those states in which the use of cannabis has been legalized, its use remains a violation of federal law pursuant to the Controlled Substances Act of 190 (the “CSA”). The CSA classifies marijuana (cannabis) as a Schedule I controlled substance, and as such, medical and adult-use cannabis consumption is illegal under U.S. federal law. Unless and until Congress amends the CSA with respect to cannabis (and the President approves such amendment), there is a risk that federal authorities may enforce current federal law. If that occurs, the Subsidiaries or other entities in which the Company may have an interest from time to time may be deemed to be producing, cultivating or dispensing cannabis and drug paraphernalia in violation of federal law, or the Company may be deemed to be facilitating the selling or distribution of cannabis and drug paraphernalia in violation of federal law with respect to the Company’s investment in the Subsidiaries. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis is a significant risk which would greatly harm the Company’s business, prospects, results of operation, and financial condition. As all of our operations are cannabis-related and conducted in the United States, our balance sheet and operating statement exposure to U.S. marijuana related activities is 100% in each case.

The activities of the Subsidiaries are, and will continue to be, subject to evolving regulation by governmental authorities. The Subsidiaries are directly or indirectly engaged in the medical and adult-use cannabis industry in the U.S. where such activities are permitted under state law. The legality of the production, cultivation, extraction, distribution, retail sales, transportation and use of cannabis differs between states in the U.S. Due to the current regulatory environment in the U.S., new risks may emerge, and management may not be able to predict all such risks.

There are 36 states in the U.S., in addition to Washington D.C., Puerto Rico, Guam, the Northern Mariana Islands, and the U.S. Virgin Islands, that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Alaska, Arizona, California, Colorado, Illinois, Maine, Massachusetts, Michigan, Montana, Nevada, New Jersey, Oregon, South Dakota, Vermont, Washington, Washington, D.C., the Northern Mariana Islands, and Guam have legalized cannabis for adult-use.

The funding by the Company of the activities of the Subsidiaries involved in the medical and adult-use cannabis industry through equity investments, loans or other forms of investment, may be illegal under the applicable federal laws of the U.S. and other applicable laws. There can be no assurances that the federal government of the U.S. or other jurisdictions will not seek to enforce the applicable laws against the Company. The consequences of such enforcement would be materially adverse to the Company and the Company’s business, including its reputation, profitability, the market price of its publicly traded shares, and could result in the forfeiture or seizure of all or substantially all of the Company’s assets.

The U.S. administration under President Obama attempted to address the inconsistent treatment of cannabis under state and federal law in the Cole Memorandum which Deputy Attorney General James Cole sent to all U.S. Attorneys in August 2013 that outlined certain priorities for the DOJ relating to the prosecution of cannabis offenses. The Cole Memorandum held that enforcing federal cannabis laws and regulations in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis, conduct in compliance with those laws and regulations was not a priority for the DOJ. Instead, the Cole Memorandum directed U.S. Attorney’s Offices discretion not to investigate or prosecute state law compliant participants in the medical cannabis industry who did not implicate certain identified federal government priorities, including preventing interstate diversion or distribution of cannabis to minors.

On January 4, 2018, then U.S. Attorney General Jeff Sessions formally issued the Sessions Memorandum, which rescinded the Cole Memorandum effective upon its issuance. The Sessions Memorandum stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime”, and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles that govern all federal prosecutions when deciding whether to pursue prosecutions related to cannabis activities. As a result, federal prosecutors could, and still can, use their prosecutorial discretion to decide to prosecute actors compliant with their state laws. Although there have not been any identified prosecutions of state law compliant cannabis entities, there can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. Jeff Sessions resigned as U.S. Attorney General on November 7, 2018. On February 14, 2019, William Barr was confirmed as U.S. Attorney General. However, in a written response to questions from U.S. Senator Cory Booker made as a nominee, Attorney General Barr stated “I do not intend to go after parties who have complied with state law in reliance on the Cole Memo.” Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law.

The Department of Justice under Mr. Barr did not take a formal position on federal enforcement of laws relating to cannabis. Mr. Barr has stated publicly that his preference would be to have a uniform federal rule against cannabis, but, absent such a uniform rule, his preference would be to permit the existing federal approach of leaving it up to the states to make their own decisions.

Furthermore, Acting Attorney General Monty Wilkinson, who began in his position on January 20, 2021, has not provided a clear policy directive for the United States as it pertains to state-legal cannabis-related activities. President Biden has nominated Merrick Garland to serve as Attorney General in his administration. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland, will re-adopt the Cole Memorandum or announce a substantive cannabis enforcement policy. If the Department of Justice policy under Acting Attorney General Wilkinson or Attorney General Garland, were to aggressively pursue financiers or owners of cannabis-related businesses, and United States Attorneys followed such Department of Justice policies through pursuing prosecutions, then the Company could face (i) seizure of its cash and other assets used to support or derived from its cannabis operations, (ii) the arrest of its employees, directors, officers, managers and investors, and charges of ancillary criminal violations of the CSA for aiding and abetting and conspiring to violate the CSA by virtue of providing financial support to cannabis companies that service or provide goods to state-licensed or permitted cultivators, processors, distributors, and/or retailers of cannabis, and/or (iii) the barring of its employees, directors, officers, managers and investors who are not United States citizens from entry into the United States for life.

One legislative safeguard for the medical cannabis industry, appended to federal appropriations legislation, remains in place. Currently referred to as the “Rohrabacher-Blumenauer Amendment”, this so-called “rider” provision has been appended to the Consolidated Appropriations Acts for fiscal years 2015, 2016, 2017, 2018, and 2019. Under the terms of the Rohrabacher-Blumenauer rider, the federal government is prohibited from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. On December 20, 2019, then President Donald Trump signed the Consolidated Appropriations Act, 2020 which included the Rohrabacher-Blumenauer Amendment, which prohibits the funding of federal prosecutions with respect to medical cannabis activities that are legal under state law. On December 27, 2020, the omnibus spending bill passed including the Rohrabacher-Blumenauer Amendment, extending its application until September 30, 2021. There can be no assurances that the Rohrabacher-Blumenauer Amendment will be included in future appropriations bills to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law.

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

Marijuana (cannabis) remains a Schedule I controlled substance under the CSA, and neither the Cole Memorandum nor its rescission nor the continued passage of the Rohrabacher/Blumenauer Amendment has altered that fact. The federal government of the United States has always reserved the right to enforce federal law in regard to the sale and disbursement of medical or adult-use marijuana, even if state law sanctions such sale and disbursement. If the United States federal government begins to enforce United States federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, the Company’s business, results of operations, financial condition and prospects would be materially adversely affected.

The uncertainty of U.S. federal enforcement practices going forward and the inconsistency between U.S. federal and state laws and regulations presents major risks for the business and operations of the Company, High Street and the Subsidiaries.

Nature of the Business Model

Since the cultivation, processing, production, distribution, and sale of cannabis for any purpose, medical, adult-use or otherwise, remain illegal under U.S. federal law, it is possible that any of the Company, High Street or the Subsidiaries may be forced to cease activities. The United States federal government, through, among others, the DOJ, its sub agency the Drug Enforcement Administration (“DEA”), and the U.S. Internal Revenue Service (the “IRS”), has the right to actively investigate, audit and shut down cannabis growing facilities, processors and retailers. The U.S. federal government may also attempt to seize the property of the Company, High Street or any Subsidiary. Any action taken by the DOJ, the DEA and/or the IRS to interfere with, seize, or shut down the operations of the Company, High Street or any Subsidiary will have an adverse effect on their businesses, operating results and financial condition.

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

Certain U.S. states where medical and/or adult-use cannabis is legal have or are considering special taxes or fees on the cannabis industry. It is uncertain at this time whether other states are in the process of reviewing such additional taxes and fees. The implementation of special taxes or fees could have a material adverse effect upon the businesses, results of operations and financial condition of the Company, High Street and the Subsidiaries.

The Company, High Street and the Subsidiaries are Subject to Applicable Anti-Money Laundering Laws and Regulations

The Company, High Street and the Subsidiaries are subject to a variety of laws and regulations domestically in the U.S. that involve money laundering, financial record-keeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the “Bank Secrecy Act”), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), and the rules and regulations thereunder, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the U.S.. The Company, High Street and the Subsidiaries are also subject to similar laws and regulations in Canada, including the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), as amended. Further, under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy.

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

The rescission of the Cole Memorandum has not yet affected the status of the FinCEN Memorandum, nor has the Department of the Treasury given any indication that it intends to rescind the FinCEN Memorandum itself.

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

Restricted Access to Banking

In February 2014, FinCEN issued the FinCEN Memorandum (which is not law) which provides guidance with respect to financial institutions providing banking services to cannabis business, including burdensome due diligence expectations and reporting requirements. This guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked at any time by the executive branch. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, the Company may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it resides in permits cannabis sales. While the United States House of Representatives has passed the SAFE Banking Act, which would permit commercial banks to offer services to cannabis companies that are in compliance with state law, it remains under consideration by the Senate, and if Congress fails to pass the SAFE Banking Act, the Company’s inability, or limitations on the Company’s ability, to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for the Company to operate and conduct its business as planned or to operate efficiently.

Lack of Access to U.S. Bankruptcy Protections; Other Bankruptcy Risks

Because cannabis remains illegal under U.S. federal law, many courts have denied cannabis businesses bankruptcy protections, thus making it very difficult for lenders to recoup their investments in the cannabis industry in the event of a bankruptcy. If the Company, High Street or any of the Subsidiaries were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available, which would have a material adverse effect.

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

Even though the MOU indicated that there are no plans of banning the settlement of securities of issuers with U.S. cannabis related activities through CDS, there can be no guarantee that the settlement of securities will continue in the future. If such a ban were to be implemented, it would have a material adverse effect on the ability of holders of Fixed Shares and Floating Shares to make and settle trades. In particular, the Fixed Shares and Floating Shares would become highly illiquid until an alternative (if available) was implemented, and investors would have no ability to effect a trade of the Fixed Shares and Floating Shares through the facilities of a stock exchange.

Constraints on Marketing Products

The development of the Company’s business and operating results may be hindered by applicable restrictions on sales and marketing activities imposed by government regulatory bodies for products containing cannabis or ingredients derived from cannabis, including but not limited, to the FDA, the United States Department of Agriculture (“USDA”) and state regulatory agencies that may institute new regulatory requirements. The regulatory environment in the United States limits the Company’s ability to compete for market share in a manner similar to other industries. If the Company is unable to effectively market its products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for its products, the Company’s sales and operating results could be adversely affected.

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

Tax Risks Related to Controlled Substances

Limits on U.S. deductibility of certain expenses may have a material adverse effect on our financial condition, results of operations and cash flows. Section 280E (“Section 280E”) of the Internal Revenue Code (the “Code”) prohibits businesses from deducting certain expenses associated with the trafficking of controlled substances (within the meaning of Schedule I and II of the CSA). IRS has applied Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E that is favorable to cannabis businesses.

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

For as long as we continue to be an emerging growth company, we intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Fixed Shares and Floating Shares less attractive because we will rely on these exemptions. If some investors find our Fixed Shares and Floating Shares less attractive as a result, then there may be a less active trading market for our Fixed Shares and Floating Shares and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the last day of the year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of the year following the fifth anniversary of the first sale of the common equity securities pursuant to an effective registration under the Securities Act of 1933, as amended (the “Securities Act”), expected to be December 31, 2024; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Civil Asset Forfeiture

Because the cannabis industry remains illegal under U.S. federal law, any real or personal property owned by participants in the cannabis industry, such as the Company, High Street and the Subsidiaries, which is used in the course of conducting such business, or any property or monies deemed to be proceeds of an illegal cannabis business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture, even in the absence of a criminal charge or conviction.

FDA Regulation

Cannabis containing more than 0.3% THC (tetrahydrocannabinol) remains a Schedule I controlled substance under U.S. federal law. If the federal government reclassifies cannabis to a Schedule II controlled substance, it is possible that the FDA would regulate it under the Federal Food, Drug, and Cosmetic Act of 1938 or under the Public Health Service Act. Additionally, the FDA may issue rules, regulations or guidance including good manufacturing practices, related to the growth, cultivation, harvesting and processing of medical cannabis. If regulated by the FDA as a drug, clinical trials would be needed to demonstrate efficacy and safety. It is also possible that the FDA would require that facilities where medical-use cannabis is grown register with the FDA and comply with certain federally prescribed regulations.

In addition, while the FDA has not yet pursued enforcement actions against the cannabis industry, it has sent numerous warning letters to sellers of CBD products making health claims. The FDA could turn its attention to the cannabis industry especially relating to claims of concern. In the event that some or all of these regulations or enforcement actions are imposed, what the impact this would have on the cannabis industry is unknown, including what costs, requirements and possible prohibitions may be enforced. If the Subsidiaries are unable to comply with the regulations or registration as prescribed by the FDA, it may have an adverse effect on the business, operating results and financial condition of the Company and/or High Street.

Laws and Regulations Affecting the Industry in which the Company Operates are Constantly Changing

The constant evolution of laws and regulations affecting the cannabis industry could detrimentally affect the Company. The current and proposed operations of the Subsidiaries are subject to a variety of local, state and federal medical cannabis laws and regulations relating to the manufacture, management, transportation, storage and disposal of cannabis, as well as laws and regulations relating to consumable products health and safety, the conduct of operations and the protection of the environment. These laws and regulations are broad in scope and subject to evolving interpretations, which could require the Company, High Street or the Subsidiaries to incur substantial costs associated with compliance or alter certain aspects of their business plans. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of the business plans of the Company, High Street or the Subsidiaries and result in a material adverse effect on certain aspects of their planned operations. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect the Company's profitability or cause it to cease operations entirely. The cannabis industry may come under scrutiny or further scrutiny by the FDA, USDA, DEA, IRS, SEC, the DOJ, the Financial Industry Regulatory Advisory or other federal or applicable state or nongovernmental regulatory authorities or self-regulatory organizations that supervise or regulate the production, distribution, sale or use of cannabis for medical or adult-use purposes in the United States. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding the industry may adversely affect the business and operations of the Company, including without limitation, the costs to remain compliant with applicable laws and the impairment of its business or the ability to raise additional capital. In addition, the Company will not be able to predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to its business. For example, see the “Risk Factors - Heightened Scrutiny by Canadian Authorities” related to CDS above.

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

Risks Related to the Company’s Operations

Our Results of Operations May Continue to be Negatively Impacted by the COVID-19 Outbreak

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in Wuhan, China. Since then, it has spread to several other countries and infections have been reported around the world. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic.

In response to the outbreak, governmental authorities in the United States, Canada and internationally have introduced various recommendations and measures to try to limit the pandemic, including travel restrictions, border closures, non-essential business closures, quarantines, self-isolations, shelters-in-place and social distancing. The COVID-19 outbreak and the response of governmental authorities to try to limit it are having a significant impact on the private sector and individuals, including unprecedented business, employment and economic disruptions. The continued spread of COVID-19 in the United States, Canada and globally could continue to have an adverse impact on our business, operations and financial results, including through disruptions in our cultivation and processing activities, supply chains and sales channels, as well as a deterioration of general economic conditions including a possible national or global recession. Shelter-in-place orders and social distancing practices designed to limit the spread of COVID-19 may affect our retail business. Due to the speed with which the COVID-19 situation is developing and the uncertainty of its magnitude, outcome and duration, it is not possible to estimate its impact on our business, operations or financial results; however, the impact could be material. We own a cultivational, processing and wholesale license and lease a property in Medford, Oregon and in part as a response to the COVID-19 pandemic, we temporarily halted cultivation/processing operations in Oregon.

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

Public opinion and support for medical and adult-use cannabis use has traditionally been inconsistent and varies from jurisdiction to jurisdiction. While public opinion and support appears to be rising for legalizing medical and adult-use cannabis, it remains a controversial issue subject to differing opinions surrounding the level of legalization (for example, medical cannabis as opposed to legalization in general).

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
Acreage may be restricted from making Non-Core Divestitures within the prescribed time limit

The Debenture requires that we divest from our assets outside of Connecticut, Maine, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, Illinois and Ohio (the “Identified States”) within 18 months of the date the Debenture is executed.

Canopy Growth has provided its consents to the Company with respect to the proposed divestiture by us of all assets outside of the Identified States (the “Non-Core Divestitures”). The Debenture will provide that, among other things, if the Non-Core Divestitures are not completed within 18 months from the Amendment Date, whether as a result of regulatory delays or otherwise, such failure shall constitute an event of default thereunder. Upon the occurrence of an event of default under the Debenture, the Loan will become immediately due and payable.

The Company may not have adequate resources to repay the Debenture. There is no assurance that the Company will be able to raise the necessary amount of capital to repay the Debenture or otherwise refinance these obligations. Accordingly, failure to complete the Non-Core Divestitures within the prescribed time would have a material adverse effect on the Company’s business, financial condition, results of operations and prospects and could threaten its ability to satisfy its obligations or continue as a going concern.

In addition, if the Loan is required to be repaid prior to the maturity date, it would have an immediate and lasting material adverse effect on Acreage and its ability to complete the Acquisition. If the Amended Arrangement is not completed, Acreage will be subject to the restrictive covenants and consent requirements under the Existing Arrangement.

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

The Company may have access to equity financing from the public capital markets in Canada and the U.S. by virtue of its status as a reporting issuer in each of the provinces of Canada (other than Newfoundland and Labrador, Prince Edward Island and Quebec), and under the Exchange Act. The Company also may have access to equity and debt financing from the prospectus exempt (private placement) markets in Canada and the U.S. The Company also has relationships with sources of private capital (such as funds and high net worth individuals) that could be investigated at a higher cost of capital. While the Company is not able to obtain bank financing in the U.S. or financing from other U.S. federally regulated entities, it currently has access to equity financing through the public and private markets in Canada and the U.S., and to debt financing in the U.S. through certain specialty lenders. Furthermore, the Amending Agreement provides that the Company may not issue any equity securities, without Canopy Growth’s prior consent, other than: (i) upon the exercise or conversion of convertible securities outstanding as of the Amendment Date; (ii) contractual commitments existing as of the Amendment Date; (iii) the Option Shares; (iv) the issuance of up to $3,000,000 worth of Fixed Shares pursuant to an at-the-market offering to be completed no more than four times during any one-year period; (v) the issuance of up to 500,000 Fixed Shares in connection with debt financing transactions that are otherwise in compliance with the terms of the Arrangement Agreement, as amended by the Amending Agreement; or (vi) pursuant to one private placement or public offering of securities during any one-year period for aggregate gross proceeds of up to $20,000,000, subject to specific limitations as set out in the Amending Agreement.

However, additional equity financing may be dilutive to shareholders of the Company and could involve the sale of securities with rights and preferences superior to those of the Fixed Shares or the Floating Shares. Debt financing may involve restrictions on the Company’s financing and operating activities. Debt financing may be convertible into other securities of the Company or involve the issuance of equity fees, either of which may result in immediate or resulting dilution. In either case, additional financing may not be available to the Company on acceptable terms or at all. If the Company is unable to raise additional funds as needed, the scope of its operations or growth may be reduced and, as a result, the Company may be unable to fulfill its long-term goals. In this case, investors may lose all or part of their investment. Any default under such debt instruments could have a material adverse effect on the Company, its business or the results of operations.

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

Enforceability of Contracts

Since cannabis remains illegal at the federal level, courts in multiple U.S. states have on several occasions found cannabis-related contracts unenforceable due to illegality under federal law, even in the absence of any violation of state law. Therefore, there is uncertainty that the Company, High Street or any of the Subsidiaries will be able to legally enforce their respective material agreements.
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

Key Personnel

The success of the Company will depend on the abilities, experience, efforts and industry knowledge of senior management and other key employees of the Company and High Street. If one or more of the executive officers or key personnel of the Company, High Street or the Subsidiaries were unable or unwilling to continue in their present positions, the Company, High Street or the relevant Subsidiary, as applicable, might not be able to replace them easily or at all. The long-term loss of the services of any key personnel for any reason could have a material adverse effect on business, financial condition, results of operations or prospects of the Company. In addition, if any of the executive officers or key employees of the Company, High Street or the Subsidiaries joins a competitor or forms a competing company, the Company, High Street or the relevant Subsidiary may lose know-how, key professionals and staff members. Further, the hiring of any officer and the nomination of any director to the board of directors of the Company is subject to such proposed officer or director satisfying the criteria agreed to with Canopy Growth in the Amendment Agreement or otherwise obtaining prior written consent from Canopy Growth.

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

Litigation

Any of the Company, High Street or the Subsidiaries may become party to litigation from time to time in the ordinary course of business which could adversely affect their businesses. Should any litigation in which any of the Company, High Street or the Subsidiaries becomes involved result in a decision or verdict against them, such decision or verdict could materially adversely affect the ability of the Company, High Street or any Subsidiary to continue operating and could materially adversely impact the market price for Fixed Shares and Floating Shares as well as result in the expenditure of significant resources. Even if any of the Company, High Street or the Subsidiaries are involved in litigation and wins, litigation can redirect significant resources from business operations to prosecuting or defending such litigation, which can adversely affect the business, operations or financial condition of the Company, High Street and/or the Subsidiaries, as applicable.

Internal Controls

Effective internal controls are necessary for the Company to provide reliable financial reports and to help prevent fraud. Although the Company will implement a number of safeguards in efforts to ensure the reliability of its financial reports, including those imposed on the Company under U.S. and Canadian laws, including the Sarbanes-Oxley Act of 2002, the Company cannot be certain that such measures will ensure that the Company will maintain adequate control over financial reporting. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s ability to meet its reporting obligations. If the Company or its auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in the Company’s consolidated financial statements and adversely affect the trading price of the Fixed Shares and Floating Shares.

We are exposed to potential risks from legislation requiring companies to evaluate internal controls under Section 404(a) of the Sarbanes-Oxley Act of 2002. As an emerging growth company, we will be exempt from auditor attestation requirements concerning any such report so long as we are an emerging growth company. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Refer to Item 9A. Controls and Procedures for further discussion.

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

As reflected in the Company’s audited consolidated financial statements for the year ended December 31, 2020 (the “Consolidated Financial Statements”), the Company had an accumulated deficit and a negative net working capital (current liabilities greater than current assets) as of December 31, 2020, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

However, management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date of the financial statements included herein were first made available has been alleviated due to, but not limited to, (i) access to future capital commitments (see Note 17 of the Consolidated Financial Statements), (ii) continued sales growth from our consolidated operations, (iii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iv) restructuring plans that have already been put in place to improve the Company’s profitability.

If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its footprint buildout or other operational activities until such time as additional capital becomes available. Such limitation of the Company’s activities would allow it to slow its rate of spending and extend its use of cash until additional capital is raised. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Management also cannot provide any assurance as to unforeseen circumstances that could occur at any time within the next twelve months or thereafter which could increase our need to raise additional capital on an immediate basis. There are limits on the number of shares we can issue provided for in the Arrangement Agreement. See “Amended Arrangement with Canopy Growth Corporation”.

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

Risks Related to Ownership

Voting Control

As a result of the Class F Multiple Voting Shares (the “Fixed Multiple Shares”) held by Mr. Murphy, he exercises a significant majority of the voting power in respect of our shares. The Fixed Shares and the Floating Shares are each entitled to one vote per share and the Fixed Multiple Shares are entitled to 4,300 votes per share. As a result, Mr. Murphy has the ability to control the outcome of all matters submitted to the Company’s shareholders for approval, including the election and removal of directors and any arrangement or sale of all or substantially all of the assets of the Company. This concentrated control could delay, defer, or prevent a change of control of the Company, an arrangement or amalgamation involving the Company or sale of all or substantially all of the assets of the Company that its other shareholders support. Conversely, this concentrated control could allow Mr. Murphy, as the holder of the Fixed Multiple Shares, to cause the Company to consummate such a transaction that the Company’s other shareholders do not support. In addition, the holder of the Fixed Multiple Shares may cause the Company to make long-term strategic investment decisions and take risks that may not be successful and may seriously harm the Company’s business.

As a member of the Board, Mr. Murphy owes fiduciary duties to the Company, including those of care and loyalty, and must act in good faith and with a view to the best interests of the Company. As a shareholder, even a controlling shareholder, Mr. Murphy will be entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of the Company’s shareholders generally. Because Mr. Murphy holds most of his economic interest in the Company’s business through High Street, rather than through the Company, he may have conflicting interests with holders of our shares. For example, Mr. Murphy may have different tax positions from the Company, which could influence his decisions regarding whether and when the Company should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when the Company should undergo certain changes of control within the meaning of the Tax Receivable Agreement or terminate the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to the Company. In addition, the significant ownership of Mr. Murphy in the Company and his resulting ability to effectively control the Company may discourage someone from making a significant equity investment in the Company, or could discourage transactions involving a change in control, including transactions in which holders of our shares might otherwise receive a premium for their shares over the then-current market price.

Unpredictability Caused by Voting Control

Although other companies have dual class or multiple voting share structures, given the unique capital structure of the Company and the concentration of voting control held by the Mr. Murphy, as the sole holder of the Fixed Multiple Shares, this structure and control could result in a lower trading price for, or greater fluctuations in the trading price of, the Fixed Shares and the Floating Shares, or may result in adverse publicity to the Company or other adverse consequences.

Price Volatility of Publicly Traded Securities

In recent years, the securities markets in the U.S. and Canada have experienced a high level of price and volume volatility, and the market prices of securities of many companies have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. There can be no assurance that fluctuations in price of the Fixed Shares and the Floating Shares will not occur. The market price of the Fixed Shares and the Floating Shares could be subject to significant fluctuations in response to variations in quarterly and annual operating results, the results of any public announcements the Company makes, general economic conditions, and other factors. Increased levels of volatility and resulting market turmoil may adversely impact the price of the Fixed Shares and the Floating Shares.

Price Volatility Caused by COVID-19

The COVID-19 outbreak, and the response of governmental authorities to try to limit it, are having a significant impact on the securities markets in the U.S. and Canada. Since the COVID-19 outbreak commenced, the securities markets in the U.S. and Canada have experienced a high level of price and volume volatility and wide fluctuations in the market prices of securities of many companies, which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. The speed with which the COVID-19 situation has developed and continues to develop and the uncertainty of its magnitude, outcome and duration may adversely impact the price of the Fixed Shares or the Floating Shares. See “Our Results of Operations May be Negatively Impacted by the COVID-19 Outbreak” and “Price Volatility of Publicly Traded Securities”.

Dividends

Holders of our shares will not have a right to dividends on such shares unless declared by the Board. It is not anticipated that the Company will pay any dividends in the foreseeable future. Dividends paid by the Company would be subject to tax and, potentially, withholdings. The declaration of dividends is at the discretion of the Board, even if the Company has sufficient funds, net of its liabilities, to pay such dividends, and the declaration of any dividend will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board. Furthermore, the Company cannot declare, set aside or pay any dividend in respect of our shares without the prior written consent of Canopy Growth. See “Amended Arrangement with Canopy Growth Corporation”.

Dilution

The Company and High Street may issue additional securities in the future, which may dilute a shareholder’s holdings in the Company and the Company’s revenue per share. The Board has discretion to determine the price and the terms of further issuances. Moreover, additional Fixed Shares and Floating Shares will be issued by the Company on the exercise of options under the Company’s Omnibus Incentive Plan, upon the exercise of the outstanding warrants and upon the redemption of outstanding Units. Moreover, additional Fixed Shares and Floating Shares will be issued by the Company on the exercise, conversion or redemption of certain outstanding securities of the Company, Acreage Holdings America, Inc. (“USCo”), Acreage Holdings WC, Inc. (“USCo2”) and High Street in accordance with their terms. The Company may also issue Fixed Shares and Floating Shares to finance future acquisitions. The Company cannot predict the size of future issuances of Fixed Shares and Floating Shares or the effect that future issuances and sales of Fixed Shares and Floating Shares will have on the market price of the Fixed Shares and the Floating Shares. Issuances of a substantial number of additional Fixed Shares and Floating Shares, or the perception that such issuances could occur, may adversely affect prevailing market prices for the Fixed Shares and the Floating Shares.

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

Cash Flow From Operations

During the year ended December 31, 2020, the Company sustained net losses from operations and had negative cash flow from operating activities. As of December 31, 2020, the Company’s accumulated deficit was approximately $475.2 million. Additionally, as of December 31, 2020, the Company’s cash and cash equivalents and restricted cash was approximately $54.6 million. See “Sufficiency of Capital”.

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

Any dividends received by shareholders who are residents of Canada for purposes of the Tax Act will generally be subject to U.S. withholding tax at a 30% rate or such lower rate as provided in an applicable treaty. In addition, a Canadian foreign tax credit or deduction may not be available under the Tax Act in respect of such taxes.

Dividends received by U.S. resident shareholders will not be subject to U.S. withholding tax but will be subject to Canadian withholding tax under the Tax Act at a 25% rate or such lower rate as provided in an applicable treaty. Dividends paid by the Company will be characterized as U.S. source income for purposes of the foreign tax credit rules under the Code. Accordingly, U.S. shareholders generally will not be able to claim a credit for any Canadian tax withheld unless, depending on the circumstances, they have an excess foreign tax credit limitation due to other foreign source income that is subject to a low or zero rate of foreign tax.

Dividends received by shareholders that are neither Canadian nor U.S. residents will generally be subject to U.S. withholding tax and will also be subject to Canadian withholding tax. These dividends may not qualify for a reduced rate of U.S. withholding tax under any income tax treaty otherwise applicable to a shareholder of the Company, subject to examination of the relevant treaty.

The Company is treated as a U.S. domestic corporation for U.S. federal income tax purposes under section 7874 of the Code. As a U.S. domestic corporation for U.S. federal income tax purposes, the taxation of the Company’s non-U.S. holders of Fixed Shares or the Floating Shares upon a disposition of Fixed Shares or the Floating Shares generally depends on whether the Company is classified as a United States real property holding corporation (a “USRPHC”) under the Code. The Company believes that it is not currently, and has never been, a USRPHC. However, the Company has not sought and does not intend to seek formal confirmation of its status as a non-USRPHC from the IRS. If the Company ultimately is determined by the IRS to constitute a USRPHC, its non-U.S. holders of the Fixed Shares and the Floating Shares may be subject to U.S. federal income tax on any gain associated with the disposition of the Fixed Shares and the Floating Shares.

EACH SHAREHOLDER SHOULD SEEK TAX ADVICE, BASED ON SUCH SHAREHOLDER’S PARTICULAR FACTS AND CIRCUMSTANCES, FROM AN INDEPENDENT TAX ADVISOR, INCLUDING, WITHOUT LIMITATION, IN CONNECTION WITH THE COMPANY’S CLASSIFICATION AS A U.S. DOMESTIC CORPORATION FOR UNITED STATES FEDERAL INCOME TAX PURPOSES UNDER SECTION 7874(b) OF THE CODE, THE APPLICATION OF THE CODE, THE APPLICATION OF A U.S. TAX TREATY, THE APPLICATION OF U.S. FEDERAL ESTATE AND GIFT TAXES, THE APPLICATION OF U.S. FEDERAL TAX WITHHOLDING REQUIREMENTS, THE APPLICATION OF U.S. ESTIMATED TAX PAYMENT REQUIREMENTS AND THE APPLICATION OF U.S. TAX RETURN FILING REQUIREMENTS.

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

High Street Tax Receivable Agreement

USCo is a party to the tax receivable dated November 14, 2018 (the “Tax Receivable Agreement”) between USCo, High Street and certain executive employees of the Company (the “Tax Receivable Recipients”). Under the Tax Receivable Agreement, USCo is required to make cash payments to the Tax Receivable Recipients equal to 65% of the tax benefits, if any, that USCo actually realizes, or in certain circumstances is deemed to realize, as a result of (i) the increases in its share of the tax basis of assets of High Street resulting from any redemptions or exchanges of Units from the High Street Members, and (ii) certain other tax benefits related to USCo making payments under the Tax Receivable Agreement. Although the actual timing and amount of any payments that USCo makes to the Tax Receivable Recipients under the Tax Receivable Agreement will vary, it expects those payments will be significant. Any payments made by USCo to the Tax Receivable Recipients under the Tax Receivable Agreement may generally reduce the amount of overall cash flow that might have otherwise been available to it. Furthermore, USCo’s future obligation to make payments under the Tax Receivable Agreement could make the Company a less attractive target for an acquisition. Payments under the Tax Receivable Agreement are not conditioned on any Tax Receivable Recipient’s continued ownership of Units or our shares after the completion of the RTO.

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

The Company’s organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Tax Receivable Recipients that will not benefit the holders of our shares to the same extent as it will benefit the Tax Receivable Recipients. High Street is a party to the Tax Receivable Agreement, which provides for the payment by USCo to the Tax Receivable Recipients of 65% of the amount of tax benefits, if any, that High Street actually realizes, or in some circumstances is deemed to realize, as a result of (i) the increases in the tax basis of assets of High Street resulting from any redemptions or exchanges of Units from the High Street Members, and (ii) certain other tax benefits related to USCo making payments under the Tax Receivable Agreement. An additional 20% of such tax benefits will be paid to certain executives of High Street upon the Tax Receivable Bonus Plan. Although USCo will retain 15% of the amount of such tax benefits, this and other aspects of the Company’s organizational structure may adversely impact the Company’s financial results.

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

Payments Made Under the Tax Receivable Agreement

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that USCo determines, and the IRS or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions USCo takes, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially affect a recipient’s payments under the Tax Receivable Agreement, then USCo will not be permitted to settle or fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of each Tax Receivable Recipient that directly or indirectly owns at least 10% of the outstanding Units of High Street. USCo will not be reimbursed for any cash payments previously made under the Tax Receivable Agreement in the event that any tax benefits initially claimed by USCo and for which payment has been made are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by USCo to a Tax Receivable Recipient will be netted against any future cash payments that USCo might otherwise be required to make under the terms of the Tax Receivable Agreement. However, USCo might not determine that USCo has effectively made an excess cash payment to a Tax Receivable Recipient for a number of years following the initial time of such payment and, if any of USCo tax reporting positions are challenged by a taxing authority, USCo will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. As a result, payments could be made under the Tax Receivable Agreement in excess of the tax savings that USCo realizes in respect of the tax attributes with respect to a Tax Receivable Recipient that are the subject of the Tax Receivable Agreement.

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

Risks Related to the Acquisition

The Arrangement Agreement and the Amending Agreement each contain restrictive covenants which may adversely limit management’s discretion in operating our business.

The Arrangement Agreement and the Amending Agreement each contain restrictive covenants that may potentially impair the discretion of our management with respect to certain business matters. These covenants place restrictions on, among other things, the ability of us to make any material change to the nature of our business, to pay distributions or make certain other payments, to create liens or encumbrances, to issue securities, or to take on indebtedness not permitted by the Arrangement Agreement and to sell or otherwise dispose of certain assets. A failure to comply with these terms, if not cured or waived, could result in a breach of the Arrangement Agreement.

If we do not comply with the initial business plan set forth in the Proposal Agreement, there may be significant restrictions on the operation of our business and Canopy Growth may not be required to complete the Acquisition.

Pursuant to the Arrangement Agreement, we are required to comply with the initial business plan set forth in the Proposal Agreement (the “Initial Business Plan”). The Initial Business Plan sets forth certain Pro-Forma Net Revenue Targets (as defined in the Arrangement Agreement) and Consolidated Adj. EBITDA Targets (as defined in the Arrangement Agreement) for each applicable fiscal year of the Initial Business Plan.

If, at the end of a fiscal quarter (commencing with the fiscal quarter dated December 31, 2020), our Pro-Forma Revenue (as defined in the Arrangement Agreement) is less than 90% of the Pro-Forma Net Revenue Target set forth in the Initial Business Plan or if the Consolidated EBITDA (as defined in the Arrangement Agreement) is less than 90% of the Consolidated Adj.

EBITDA Target set forth in the Initial Business Plan, an Interim Failure to Perform (as defined in the Arrangement Agreement) will be deemed to have occurred and the Austerity Measures (as defined in the Arrangement Agreement) will become applicable. The Austerity Measures place significant restrictions on our ability to take certain actions in the operation of our business. Among other things, the Austerity Measures prevent us from issuing any Fixed Shares, Fixed Multiple Shares or Floating Shares, granting any New Options (as defined in the Arrangement Agreement) or Floating Options (as defined in the Arrangement Agreement), entering into any contract in respect of Company Debt (as defined in the Arrangement Agreement) (other than in the ordinary course of business), or paying any fees owing to members of our Board. The Austerity Measures also prevent us and our subsidiaries from entering into any business combination, merger or acquisition of assets (other than in the ordinary course of business), from making any new capital investments or incurring any new capital expenditures, and from entering into any contract to dispose of any assets (other than in the ordinary course of business). The Austerity Measures will apply until the non-compliance causing the Interim Failure to Perform is cured by us and our subsidiaries, as applicable. However, if an Interim Failure to Perform occurs and the Austerity Measures are implemented, the ability of us to conduct our business in the ordinary course will be significantly restricted. Accordingly, the occurrence of an Interim Failure to Perform will increase the possibility that a Material Failure to Perform (as defined in the Arrangement Agreement) and/or a Failure to Perform (as defined in the Arrangement Agreement) will occur.

A Material Failure to Perform will be deemed to occur if our Pro-Forma Revenue is less than 80% of the Pro-Forma Net Revenue Target or the Consolidated EBITDA is less than 80% of the Consolidated Adj. EBITDA Target, as determined on an annual basis (commencing in respect of the fiscal year ending December 31, 2021). The occurrence of a Material Failure to Perform is considered a breach of a material term of the Arrangement Agreement incapable of being cured. Consequently, certain restrictive covenants under the Arrangement Agreement which relate to exclusivity and non-competition of Canopy Growth in favor of us, including the restriction preventing Canopy Growth from acquiring a competitor of ours in the United States, will terminate. In addition, the occurrence of a Material Failure to Perform is likely to constitute an event of default under the Debenture, causing the Hempco Loan to become immediately due and payable. If the Hempco Loan is required to be repaid prior to the maturity date, it would have an immediate and lasting material adverse effect on us and our ability to complete the Acquisition.

In addition, if our Pro-Forma Revenue is less than 60% of the Pro-Forma Net Revenue Target or the Consolidated EBITDA is less than 60% of the Consolidated Adj. EBITDA Target for the trailing 12 month period ending on the date that is 30 days prior to the proposed Acquisition Time, a Failure to Perform shall occur and a material adverse impact will be deemed to have occurred for purposes of Section 6.2(2)(h) of the Arrangement Agreement. In the event of a Failure to Perform, Canopy Growth will not be required to complete the Acquisition.

The Company could fail to receive the necessary regulatory approval

The Arrangement is not required to be completed unless the Arrangement receives approval under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approvals of each of the TSX, NYSE and CSE, including the approval of the listing of the Canopy Growth Shares to be issued pursuant to the Acquisition on the TSX and NYSE.
If Canopy Growth fails to complete the Acquisition or the Acquisition is completed on different terms, there could be a material adverse effect on our business.

There can be no assurance that the Acquisition will be completed, or if completed, that it will be completed on the same or similar terms to those set out in the Arrangement Agreement. The completion of the Acquisition is subject to the satisfaction of a number of conditions which include, among others, (i) obtaining necessary approvals, including the Acquisition Regulatory Approvals (as defined in the Arrangement Agreement), (ii) performance by us, and Canopy Growth, of our, and its, respective obligations and covenants in the Arrangement Agreement, and (iii) cannabis production, distribution and sale becoming legal under United States federal law, or being removed from regulation under such law. If these conditions are not fulfilled or waived or the Acquisition is not completed for any other reason, our shareholders will not receive Canopy Growth Shares as consideration for their shares of Acreage, or, if applicable, the Floating Cash Consideration. Certain of these conditions, including the occurrence of the Triggering Event Date, are outside of our control. There can be no certainty, nor can we provide any assurance, that all conditions precedent will be satisfied or waived, or, if satisfied or waived, when they will be satisfied or waived and, accordingly, the Acquisition may not be completed.

In addition, if the Acquisition is not completed, our ongoing business may be adversely affected as a result of the costs (including opportunity costs) incurred in respect of pursuing the Acquisition, and we could experience negative reactions from the financial markets, which could cause a decrease in the market price of the Fixed Shares, particularly if the market price reflects market assumptions that the Acquisition will be completed or completed on certain terms. We may also experience negative reactions from our customers and employees and there could be negative impact on our ability to attract future acquisition opportunities. Failure to complete the Acquisition or a change in the terms of the Acquisition could each have a material adverse effect on Acreage’s business, financial condition and results of operations.

If we issue more Fixed Shares or Floating Shares than permitted under the Arrangement Agreement or if we, or one of our subsidiaries, make a $20.0 million payout in certain situations, the holders of our Fixed Shares or Floating Shares may receive fewer Canopy Growth Shares upon completion of the Acquisition.

There is a fixed maximum number of Canopy Growth Shares that may be issued in connection with the Acquisition. In the event that we issue more Fixed Shares than the permitted threshold under the Arrangement Agreement or if we or any of our subsidiaries are required to make a payout over $20.0 million in order to either (i) settle, (ii) satisfy a judgment, or (iii) acquire the disputed minority non-controlling interest, in connection with the claim filed by EPMMNY LLC against certain of our subsidiaries, the Fixed Exchange Ratio will be automatically reduced. In addition, in the event that we issue more Floating Shares than the permitted threshold under the Arrangement Agreement, the Floating Ratio will be automatically reduced. Any such reduction of the Fixed Exchange Ratio or Floating Ratio will result in the holders of Fixed Shares or Floating Shares, as applicable, receiving fewer Canopy Growth Shares upon completion of the Acquisition.

Risks Related to the Acquisition by Canopy Growth of the Fixed Shares only and not the Floating Shares

There is the possibility that Canopy Growth will only acquire the Fixed Shares and not the Floating Shares as part of the Acquisition. If Canopy were to do so then some risks include, but are not limited to: risks associated with holding securities of a company with a majority controlling shareholder; risk that there may not be an active trading market for the Floating Shares; risk that the Floating Shares will not trade at an intrinsic value; risks that the Company will be restricted from pursuing strategic and organic growth opportunities without Canopy Growth’s consent; risk of loss of revenue under the Management Services Agreements; and risks that Canopy Growth may compete with the Company or divert opportunities to its other investees that participate in the U.S. cannabis industry.

Additional risks and uncertainties, including those currently unknown or considered immaterial by the Company and Canopy Growth, may also adversely affect the business of the Company or Canopy Growth following the Acquisition of the Fixed Shares only and not the Floating Shares.

The Exchange Ratio may be decreased in certain instances

There is a fixed maximum number of Canopy Growth Shares to be issued in connection with the Acquisition. In addition, in the event that the Company issues more shares than the permitted threshold under the Arrangement Agreement or if the Company or any of its Subsidiaries is required to make a payout over $20.0 million in order to either (i) settle, (ii) satisfy a judgment, or (iii) acquire the disputed minority non-controlling interest, in connection with the claim filed by EPMMNY LLC against certain Subsidiaries, the Fixed Exchange Ratio will be automatically reduced. Any such reduction of the Fixed Exchange Ratio will result in the shareholders of the Company receiving fewer Canopy Growth Shares upon completion of the Acquisition.

The Company will incur substantial transaction-related costs in connection with the Acquisition

The Company expects to incur a number of non-recurring transaction-related costs associated with completing the Acquisition which will be incurred whether or not the Acquisition is completed. Such costs may offset any expected cost savings and other synergies from the Acquisition.

The Canopy Growth Shares to be received by shareholders as a result of the Acquisition will have different rights from the Fixed Shares and the Floating Shares

Following completion of the Acquisition, shareholders will no longer be shareholders of the Company, a corporation governed by the British Columbia Business Corporations Act, but will instead be shareholders of Canopy Growth, a corporation governed by the Canada Business Corporations Act (Canada) (“CBCA”). There may be important differences between the current rights of shareholders and the rights to which such shareholders will be entitled as shareholders of Canopy Growth under the CBCA and Canopy Growth’s constating documents.
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

The Acquisition will affect the rights of the Company’s shareholders

Following the completion of the Acquisition, shareholders will no longer have a direct interest in the Company, its assets, revenues or profits. In the event that the actual value of Company’s assets or business, as at the effective date of the Acquisition exceeds the implied value of the Company under the Arrangement, shareholders will not be entitled to additional consideration for their shares.

Canopy Growth may be acquired before the completion of the Acquisition

In the event of any business consolidation, amalgamation, arrangement, merger, redemption, compulsory acquisition or similar transaction of or involving Canopy Growth, or a sale or conveyance of all or substantially all of the assets of Canopy Growth to any other body corporate, trust, partnership or other entity, but excluding, for greater certainty, any transactions involving Canopy Growth and one or more of its subsidiaries (a “Canopy Growth Change of Control”) before the completion of the Acquisition, shareholders of the Company will not be entitled to vote or exercise any dissent rights in connection with such proposed acquisition, however, all such shareholders of the Company will be bound by the terms of any such acquisition if approved. Accordingly, in the event of the exercise or deemed exercise of the Canopy Call Option or the Floating Call Option following a successful Canopy Growth Change of Control, it is anticipated that shareholders of the Company would receive securities of the entity resulting from such Canopy Growth Change of Control. The projected synergies and anticipated benefits of being acquired by Canopy Growth may not be realized if the Company is acquired in turn by a third-party purchaser or successor entity, as applicable, following a successful Canopy Growth Change of Control. The Company and such third-party purchaser or successor entity may not successfully integrate. If actual results are less favorable than the Company and Canopy Growth currently estimate, the business, results of operations, financial condition and liquidity of any such third-party purchaser or successor entity, as applicable, could be materially adversely impacted.

Risks Related to the Fixed Shares and Floating Shares

We cannot guarantee returns on our Fixed Shares or Floating Shares.

There is no guarantee that either the Fixed Shares or the Floating Shares will earn any positive return in the short term or long term. A holding of Fixed Shares or Floating Shares is speculative and involves a high degree of risk and should be undertaken only by holders whose financial resources are sufficient to enable them to assume such risks and who have no need for immediate liquidity in their investment. A holding of Fixed Shares or Floating Shares is appropriate only for holders who have the capacity to absorb a loss of some or all of their investment.

Our Fixed Shares and Floating Shares may have a volatile market price.

The market price of the Fixed Shares and Floating Shares may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control. This volatility may affect the ability of holders of Fixed Shares or Floating Shares to sell their securities at an advantageous price. Market price fluctuations in the Fixed Shares or Floating Shares may be due to our operating results failing to meet expectations of securities analysts or investors in any period, downward revision in securities analysts’ estimates, adverse changes in general market conditions or economic trends, acquisitions, dispositions or other material public announcements by us or our competitors, along with a variety of additional factors. These broad market fluctuations may adversely affect the market price of the Fixed Shares or Floating Shares.

Financial markets historically at times have experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of companies and that have often been unrelated to the operating performance, underlying asset values or prospects of such companies. Accordingly, the market price of the Fixed Shares or Floating Shares may decline even if our operating results, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue, our operations could be adversely impacted, and the trading price of the Fixed Shares or Floating Shares may be materially adversely affected.

Our security holders resident in the United States may have difficulty settling trades because we operate in the cannabis sector.

Given the heightened risk profile associated with cannabis in the United States, capital markets participants may be unwilling to assist with the settlement of trades for U.S. resident security holders of companies with operations in the United States cannabis industry which may prohibit or significantly impair the ability of security holders in the United States to trade the Fixed Shares or Floating Shares. In the event residents of the United States are unable to settle trades of the Fixed Shares or Floating Shares, this may affect the pricing of the Fixed Shares or Floating Shares in the secondary market, the transparency and availability of trading prices and the liquidity of these securities.

There can be no assurance as to the liquidity of the trading market for our Fixed Shares or Floating Shares.

Our shareholders may be unable to sell significant quantities of Fixed Shares or Floating Shares into the public trading markets without a significant reduction in the price of their Fixed Shares or Floating Shares, or at all. There can be no assurance that there will be sufficient liquidity of the Fixed Shares or Floating Shares on the trading market, or that we will continue to meet the listing requirements of one or more of the CSE, OTCQX or FRA or achieve listing on any other public listing exchange.

Our Fixed Shares may trade at a price that is not indicative of our performance or at a discount to the Fixed Exchange Ratio.

There is no guarantee that the Fixed Shares will trade at a price that reflects our performance or at a price relative to the trading price of the Canopy Growth Shares based upon the Fixed Exchange Ratio. Given the uncertainties regarding the completion of the Acquisition, it is possible the Fixed Shares will trade at a significant discount to the Fixed Exchange Ratio.

Our Floating Shares may trade at a price that is not indicative of our performance or the minimum price required to be paid by Canopy Growth pursuant to the Floating Call Option.

The intrinsic value of the Floating Shares is indeterminate. There is no guarantee that the Floating Shares will trade at a price that reflects our performance nor at the minimum price required to be paid by Canopy Growth pursuant to the Floating Call Option. Moreover, the Floating Shares will not trade at a price that is necessarily proportionate to the trading price of the Fixed Shares.

Our credit agreements contain restrictive covenants which may adversely limit management’s discretion in operating our business.

Our credit agreements and the Debenture contain restrictive covenants that limit the discretion of management with respect to certain limited matters. A failure to comply with these terms could result in an event of default which, if not cured or waived, could result in accelerated repayment and may have a material and adverse consequence on our business, operations or financial condition, on a consolidated basis.

If certain U.S. states do not legalize recreational cannabis use within a proximate timeframe, we may not be able to comply with the Initial Business Plan which may result in significant restrictions on the operation of our business and Canopy Growth may not be required to complete the Acquisition.

The Initial Business Plan has been prepared based on the assumption that certain regulatory initiatives legalizing recreational cannabis will be approved in Connecticut, Massachusetts, New York, Pennsylvania, Illinois, New Jersey, New Hampshire, Maine and Ohio within a proximate timeframe. If some or all of the anticipated regulatory initiatives do not occur in the foregoing states within the contemplated timeline, or at all, it will have a significant adverse impact on our ability to meet the Pro-Forma Net Revenue Targets and Consolidated Adj. EBITDA Targets prescribed in the Initial Business Plan, which will likely result in an Interim Failure to Perform that could lead to a Material Failure to Perform and ultimately, a Failure to Perform.

Risks Related to our Articles

Our Articles contain a forum selection provision under Article 30, which, among other things, identifies the Supreme Court of British Columbia and the Court of Appeal of British Columbia as the exclusive forum for certain litigation. Given that, under United States law, investors cannot waive compliance by us with U.S. federal securities laws, it is uncertain whether the forum selection provision applies to actions arising under U.S. federal securities laws, and if it does, whether a British Columbia Court would enforce such provision. It is also uncertain whether a breach of U.S. securities law in and of itself would give rise to a direct cause of action in British Columbia, although indirect causes of action may arise thereunder as a result of, without limitation, breach, misrepresentation or the like. In the event it was determined that the forum selection provision applies to actions arising under U.S. federal securities laws or, if it did, a British Columbia court refused to enforce such provision or a breach of U.S. securities law did not give rise to a cause of action in British Columbia, there is a risk that we would be required to litigate any such breach in a jurisdiction which is less favorable to us, which could result in additional costs and financial losses that could have a material adverse effect on our business.

Risks Related to the United States Regulatory System

Our employees, directors, officers, managers and/or investors could face detention, denial of entry or lifetime bans from the United States for their business associations with us.

Because cannabis remains illegal under United States federal law, those investing in Canadian companies with operations in the United States cannabis industry could face detention, denial of entry or lifetime bans from the United States for their business associations with United States cannabis businesses. Entry happens at the sole discretion of U.S. Customers and Border Protection (“CBP”) officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a non-United States citizen or foreign national. The government of Canada has started warning travelers on its website that previous use of cannabis, or any substance prohibited by United States federal laws, could mean denial of entry to the United States. Business or financial involvement in the cannabis industry in the United States could also be reason enough for United States border guards to deny entry. On September 21, 2018, CBP released a statement outlining its current position with respect to enforcement of the laws of the United States. It stated that Canada’s legalization of cannabis will not change CBP enforcement of United States laws regarding controlled substances and because cannabis continues to be a controlled substance under United States law, working in or facilitating the proliferation of the legal cannabis industry in U.S. states where it is deemed legal may affect admissibility to the United States. On October 9, 2018, CBP released an additional statement regarding the admissibility of Canadian citizens working in the legal cannabis industry. CBP stated that a Canadian citizen working in or facilitating the proliferation of the legal cannabis industry in Canada coming into the United States for reasons unrelated to the cannabis industry will generally be admissible to the United States; however, if such person is found to be coming into the United States for reasons related to the cannabis industry, such person may be deemed inadmissible. As a result, CBP has affirmed that, employees, directors, officers, managers and investors of companies involved in business activities related to cannabis in the United States who are not United States citizens face the risk of being barred from entry into the United States for life.

Uncertainty regarding the regulations under the U.S. 2018 Farm Bill, and undeveloped shared state-federal regulations over hemp cultivation and production, may impact our hemp business.

The Agriculture Improvement Act of 2018, otherwise known as the Farm Bill was signed into law on December 20, 2018. Under Section 10113 of the Farm Bill, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of the USDA. A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, the USDA will need to construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally-run program. Even if a state creates a plan in conjunction with its governor and chief law enforcement officer, the Secretary of the USDA must approve such plan. There can be no guarantee that any state plan will be approved. Review times may be extensive. Although interim rules for hemp production under the Farm Bill are now in place federally, the timing of finalized federal rules and regulations, in addition to state specific rules and regulations, cannot be assured. There may be amendments and the ultimate plans, if approved by the states and the USDA, may materially limit our hemp business depending upon the scope of the regulations.

Laws and regulations affecting our industry governing operations under the Farm Bill are in development.

As a result of the Farm Bill’s passage, there will be a constant evolution of laws and regulations affecting the hemp industry that could detrimentally affect our operations. Local, state and federal hemp laws and regulations may be broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

The possible FDA Regulation of hemp and industrial hemp-derived CBD, and the possible registration of facilities where hemp is grown and hemp-derived products are produced, if implemented, could negatively affect our hemp business.

As a result of the passage of the Farm Bill, at some indeterminate future time, the U.S. Food and Drug Administration (“FDA”) may choose to change its position concerning products containing hemp, or cannabidiol (“CBD”) and other cannabinoids derived from hemp, and may choose to enact regulations that are applicable to such products, including, but not limited to: the processing of hemp into hemp products and applicability of good manufacturing practices to such processing; regulations covering the physical facilities where hemp is grown and/or processed; and possible testing to determine efficacy and safety of products containing hemp-derived CBD. In this hypothetical event, the proposed products, which we plan to introduce will likely contain CBD and may be subject to regulation. In the hypothetical event that some or all of these regulations are imposed, we do not know what the impact would be on the hemp industry in general, and what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the conditions and possible costs of possible regulations and/or registration, as may be prescribed by the FDA, we may be unable to continue to operate segments of our hemp business.

Our current officers and directors do not have experience in the hemp business.

Although management has business experience in cannabis, they have limited experience in the hemp-based product business or retail business. Therefore, without industry-specific experience, their business experience may not be enough to effectively start-up and maintain a hemp-based product company. As a result, the implementation of our hemp business plan may be delayed, or eventually, unsuccessful.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters are located at 450 Lexington Ave, #3308, New York, New York, 10163. The following table sets forth our owned and leased locations by geographic location as of December 31, 2020 . The Company has entered into sale-and-leaseback transactions with GreenAcreage Real Estate Corp. and will continue to enter into such transactions with real estate investment trusts when deemed beneficial to the Company’s strategy. As a result, the Company’s real estate profile may continue to shift to leased properties.

The tables and footnotes below summarize the Company’s real estate profile as of December 31, 2020:
Retail Facilities:

Regions	Operational	In Development	Owned	Leased
New England
Connecticut	3	—	—	3
Maine(1)	3	—	—	3
Maine	1	—	1	—
Massachusetts	2	1	—	3
New Hampshire(1)	1	1	—	2
Mid-Atlantic
New Jersey	2	1	—	3
New York	4	—	—	4
Midwest
Illinois	2	—	—	2
Michigan	—	3	3	—
Ohio(1)	5	—	—	5
West
California	—	1	—	1
Oregon	5	—	—	5
South
Florida	1	7	—	8
Total	29	14	4	39

(1)Acreage provides services including but not limited to financing, management, consulting and/or administrative services with these license holders to assist in the operations of their cannabis businesses.

Cultivation/Processing Facilities

Regions	Operational	In Development	Owned	Leased
New England
Maine(1)	1	—	—	1
Massachusetts	1	—	—	1
New Hampshire(1)	1	—	—	1
Mid-Atlantic
New Jersey	1	1	1	1
New York	1	—	—	1
Pennsylvania	1	—	—	1
Midwest
Illinois	1	—	1	—
Iowa(2)	—	—	1	—
Ohio(1)	1	—	1	—
West
California(1)	1	—	—	1
Oregon(3)	—	—	—	1
South
Florida	1	—	1	—
Total	10	1	5	8

(1)Acreage provides services including but not limited to financing, management, consulting and/or administrative services with these license holders to assist in the operations of their cannabis businesses.
(2)Acreage owns a property in Iowa but surrendered its license in June 2020.
(3)Acreage owns a cultivational, processing and wholesale license and leases a property in Medford, Oregon. We temporarily halted cultivation/processing operations in Oregon, in part as a response to the COVID-19 pandemic.

Item 3. Legal Proceedings.
EPMMNY

On November 2, 2018, EPMMNY LLC (“EPMMNY”) filed a complaint in the Supreme Court of the State of New York, County of New York, asserting claims against 16 defendants, including NYCANNA, Impire State Holdings LLC, NY Medicinal Research & Caring, LLC (each, a wholly-owned subsidiary of High Street) and High Street. The Index Number for the action is 655480/2018. EPMMNY alleges that it was wrongfully deprived of a minority equity interest and management role in NYCANNA by its former partner, New Amsterdam Distributors, LLC, which attempted to directly or indirectly sell or transfer EPMMNY’s alleged interest in NYCANNA to other entities in 2016 and 2017, including Impire, NYMRC and High Street. EPMMNY alleges that it is entitled to the value of its alleged minority interest in NYCANNA or minority ownership in NYCANNA. EPMMNY also alleges that certain defendants misused its alleged intellectual property and/or services, improperly solicited its employees, and aided and abetted or participated in the transfer of equity and/or business opportunities from EPMMNY. High Street intends to vigorously defend this action, which the Company firmly believes is without merit. EPMMNY alleges that it was improperly deprived of its equity stake in NYCANNA before NYCANNA was acquired by High Street. High Street is also entitled to full indemnity from the claims asserted against it by EPMMNY pursuant to the purchase agreement pertaining to its acquisition of NYCANNA and personal guarantee by the largest shareholders of the seller. The defendants filed a motion to dismiss on April 1, 2019. The motion was fully briefed and submitted to the Court on July 18, 2019, and oral argument was heard on September 6, 2019. The motion remains pending before the Court. A Special Referee hearing relating to the motion to dismiss has been scheduled for May 2021. The plaintiff also filed a motion seeking a preliminary injunction of any transfer of our assets. This motion was fully briefed and we are awaiting the courts decision.

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

Following the parties’ entering into a Memorandum of Understanding (MOU) on proposed settlement terms that would settle each of the matters listed above, the parties have now reached a final confidential settlement agreement. As part of that agreement, the Company has accrued for $7,750 in Loss on legal settlements on the Consolidated Statements of Operations for the year ended December 31, 2020. In connection with this settlement agreement, the Company issued a promissory note in the amount of $7,750 to CanWell, which is non-interest bearing and is payable in periodic payments through December 31, 2024, of which the first payment of $500 was made in November 2020.

Lease Dispute
On or around December 2019, it is alleged that a wholly-owned subsidiary of HSCP entered into three five-year leases to occupy approximately 70 square feet of commercial space on a cannabis cultivation campus in California. As of November 24, 2020, HSCP and its wholly-owned subsidiary entered into a confidential settlement and release agreement with the commercial landlord, pursuant to which HSCP will make six payments to the commercial landlord totaling $6,336, which the Company has accrued for in Loss on legal settlements on the Consolidated Statements of Operations for year ended December 31, 2020. The first and second payments of $1,000 was made in November 2020 and December 2020, respectively, and the final payment will be due on December 31, 2021.

Compass Neuroceuticals

In February 2021, a JAMS arbitration was initiated in Atlanta by Acreage Georgia LLC (“Acreage Georgia”) against its former consultant, Compass Neuroceuticals, Inc. (“Compass”), stemming from Compass’ breach of the consulting agreement entered into between the parties in June 2019, related to the preparation of an application for a Class 1 cultivation license in Georgia. Acreage Georgia is alleging damages, including lost profits, of approximately $9.0 million. Compass filed counterclaims for breach, also in the $9.0 million range. A final arbitration hearing is currently scheduled for August 2021. The matter is in its early stages, therefore, it is too early to ascertain the materiality of any potential settlement or judgment, but the Company plans to defend itself vigorously in this matter.

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

Holders

As of March 4, 2021, there were 795 holders of record of the Fixed Shares and 756 holders of record of the Floating Shares, including CDS & Co. and Cede & Co., which are the nominees for holding shares on behalf of brokerage firms in Canada and the U.S., respectively, each as a single holder of record.

Item 6. Selected Financial Data.
The information set forth below for the years ended December 31, 2020, 2019, 2018, and 2017 is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Part II, Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.
As an emerging growth company, we are not required to present selected financial data for any period prior to the earliest audited financial statements presented in connection with our first registration statement that became effective under the Exchange Act. Consequently, we do not present financial data for the years ended December 31, 2016 in the table below.

Selected Financial Data	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018	2017
Revenues, net	$114,545	$74,109	$21,124	$7,743
Net operating loss	(364,811)	(191,444)	(41,133)	(7,047)
Net loss	(360,118)	(195,162)	(32,261)	(10,102)
Net loss attributable to Acreage	(286,588)	(150,268)	(27,483)	(9,109)
Net loss per share attributable to Acreage, basic and diluted	(2.87)	(1.74)	(0.41)	(0.20)
Weighted average shares outstanding, basic and diluted	99,980	86,185	66,699	45,076

	December 31,
	2020	2019	2018
Cash and cash equivalents	$32,542	$26,505	$104,943
Total assets	562,053	691,677	554,582
Total non-current liabilities	204,602	139,730	35,447
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

This MD&A should be read in conjunction with the Company’s consolidated financial statements and related notes. Financial information presented in this MD&A is presented in thousands of United States (“U.S.”) dollars, unless otherwise indicated.

Overview
Acreage, a vertically integrated, multi-state operator of cannabis licenses and assets in the U.S, was continued into the Province of British Columbia under the Business Corporations Act (British Columbia). Acreage Fixed Shares and Floating Shares (as such terms are defined at Note 13 of the consolidated financial statements) are each listed on the Canadian Securities Exchange under the symbols “ACRG.A.U” and “ACRG.B.U”, respectively, and are quoted on the OTCQX® Best Market by OTC Markets Group under the symbols “ACRHF” and “ACRDF”, respectively and on the Open Market of the Frankfurt Stock Exchange under the symbols “0VZ1” and “0VZ2”, respectively. Acreage operates through its consolidated subsidiary High Street Capital Partners, LLC (“HSCP”), a Delaware limited liability company. HSCP, which does business as “Acreage Holdings”, was formed on April 29, 2014. The Company became an indirect parent of HSCP on November 14, 2018 in connection with a reverse takeover (“RTO”) transaction. Our operations include (i) cultivating cannabis plants, (ii) manufacturing branded consumer products, (iii) distributing cannabis flower and manufactured products, and (iv) retailing high-quality, effective and dosable cannabis products to consumers. We appeal to medical and adult-use customers through brand strategies intended to build trust and loyalty.

Highlights from the year ended December 31, 2020
During 2020, as part of an overall strategic plan to focus on key, profitable operations we decided to continue to develop operations in the following nine core states of Connecticut, Maine, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, Illinois and Ohio. We expect this shift in focus to lead to margin improvements and accelerate our pathway to achieve positive returns.

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
•On September 23, 2020, we entered into the Amended Arrangement with Canopy Growth. Pursuant to the Amended Arrangement, the Company’s articles were amended to create the Class E subordinate voting shares (the “Fixed Shares”), Class D subordinate voting shares (the “Floating Shares”) and the Class F multiple voting shares (the “Fixed Multiple Shares”), and the Company completed a capital reorganization (the “Capital Reorganization”) pursuant to which each outstanding Class A subordinate voting share (the “SVS”) was exchanged for 0.7 of a Fixed Share and 0.3 of a Floating Share, each outstanding Class B proportionate voting share (the “PVS”) was exchanged for 28 Fixed Shares and 12 Floating Shares, and each outstanding Class C multiple voting share ( the “MVS”) was exchanged for 0.7 of a Fixed Multiple Share and 0.3 of a Floating Share. Refer to Note 13 of the consolidated financial statements for further discussion.

•Pursuant to the Arrangement Agreement, upon the occurrence of a Triggering Event, Canopy Growth, will, subject to the satisfaction or waiver of certain closing conditions set out in the Arrangement Agreement: (i) acquire all of the issued and outstanding Fixed Shares (following the mandatory conversion of the Fixed Multiple Shares into Fixed Shares) on the basis of 0.3048 of a Canopy Growth Share for each Fixed Share held at the time of the acquisition of the Fixed Shares, subject to adjustment in accordance with the terms of the Amended Arrangement; and (ii) have the right (but not the obligation), exercisable for a period of 30 days following the Triggering Event Date to acquire all of the issued and outstanding Floating Shares. Upon exercise of the Floating Call Option, Canopy Growth may acquire the Floating Shares for cash or for Canopy Growth Shares or a combination thereof, in Canopy Growth’s sole discretion.

•We entered into various financing transactions and repayments during the year ended December 31, 2020, which are described in further details in the Liquidity and Capital Resources section.

•COVID-19 has had minimal impact on our overall performance but at some locations there has been some impact to our day-to-day operations.

•On February 25, 2021 we entered into an agreement to sell our operations in Florida, which is consistent with our overall strategy to focus on our core nine states.

Operational and Regulation Overview

We believe Acreage’s operations are in material compliance with all applicable state and local laws, regulations and licensing requirements in the states which we operate. However, cannabis is illegal under U.S. federal law. Substantially all our revenue is derived from U.S. cannabis operations. For information about risks related to U.S. cannabis operations, refer to Item 1A of this Form 10-K.
COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in Wuhan, China. Since then, it has spread to other countries and infections have been reported around the world. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic.
In response to the outbreak, governmental authorities in the United States, Canada and internationally have introduced various recommendations and measures to try to limit the pandemic, including travel restrictions, border closures, non-essential business closures, quarantines, self-isolations, shelters-in-place and social distancing. The COVID-19 outbreak and the response of governmental authorities to try to limit it are having a significant impact on the private sector and individuals, including unprecedented business, employment and economic disruptions. Management has been closely monitoring the impact of COVID-19, with a focus in the health and safety of our employees, business continuity and supporting our communities. We have implemented various measures to reduce the spread of the virus, including implementing social distancing measures at our cultivation facilities, manufacturing facilities, and dispensaries, enhancing cleaning protocols at such facilities and dispensaries and encouraging employees to adhere to preventative measures recommended by local, state, and federal health officials. COVID-19 has had minimal impact on our overall performance but at some locations there has been some impact to our day-to-day operations.
Results of Operations
The following table presents selected financial data derived from the consolidated financial statements of the Company for the years ended December 31, 2020, 2019 and 2018. The selected financial information set out below may not be indicative of the Company’s future performance.

Summary Results of Operations				Better/(Worse)		Better/(Worse)
in thousands, except per share amounts	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$	%	$	%
Revenues, net	$114,545	$74,109	$21,124	$40,436	55%	$52,985	251%
Operating loss	(364,811)	(191,444)	(41,133)	(173,367)	(91)	(150,311)	(365)
Net loss attributable to Acreage	(286,588)	(150,268)	(27,483)	(136,320)	(91)	(122,785)	(447)
Basic and diluted loss per share attributable to Acreage	$(2.87)	$(1.74)	$(0.41)	$(1.13)	(65)%	$(1.33)	(324)%
Revenues, net, cost of goods sold and gross profit

The Company derives its revenues from sales of cannabis and cannabis-infused products through retail dispensary, wholesale, manufacturing and cultivation businesses, as well as from management or consulting fees from entities for whom we provide management or consulting services. As of December 31, 2020, Acreage owned and operated five dispensaries in Oregon (three in Portland, one in Eugene and one in Springfield), four in New York (Buffalo, Farmingdale, Middletown, and Queens), two in New Jersey (Atlantic City and Egg Harbor), three in Connecticut (Bethel, South Windsor and Uncasville), two in Massachusetts (Worcester and Shrewsbury), two in Illinois (Chicago and Rolling Meadows), one in Maine (South Portland), and one in Florida (Spring Hill). Acreage has cultivation facilities in Sinking Spring, Pennsylvania, Sterling, Massachusetts, Syracuse, New York, Freeport, Illinois Sanderson, Florida and Egg Harbor, New Jersey. Acreage also collects management services revenues, substantially all in Maine.
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

Gross profit				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$	%	$	%
Retail revenue, net	$86,380	$54,401	$17,475	$31,979	59%	$36,926	211%
Wholesale revenue, net	27,971	18,539	2,969	9,432	51	15,570	524
Other revenue, net	194	1,169	680	(975)	(83)	489	72
Total revenues, net	$114,545	$74,109	$21,124	$40,436	55%	$52,985	251%
Cost of goods sold, retail	(51,018)	(33,844)	(10,038)	(17,174)	(51)	(23,806)	(237)
Cost of goods sold, wholesale	(14,369)	(9,821)	(1,666)	(4,548)	(46)	(8,155)	(489)
Total cost of goods sold	$(65,387)	$(43,665)	$(11,704)	$(21,722)	(50)%	$(31,961)	(273)%
Gross profit	$49,158	$30,444	$9,420	$18,714	61%	$21,024	223%
Gross margin	43%	41%	45%		2%		(4)%
n/m - Not Meaningful
Year ended December 31, 2020 vs. 2019
Retail revenue saw a net increase of 59% for the year ended December 31, 2020, as compared to the corresponding prior period. The increase in retail revenue, net of $31,979 for the year ended December 31, 2020, was primarily due to increased demand and production across various states (primarily Connecticut, New York, Florida and Massachusetts), along with impact of CCF which was acquired in June 2020, and further driven by the impact of NCC LLC (“NCC”), a dispensary license holder in Illinois acquired in March 2019, becoming fully operational during the year, coupled with an expansion in sales as adult-use sales became legalized in the state of Illinois in January 2020. These increases were partially offset by the net impact of decreased business in Maryland Medicinal Research & Caring, LLC (“MMRC”) ($557) as well as the divestiture of Acreage North Dakota, LLC ($491), which occurred in May 2020.
Wholesale revenue, net increased 51% for the year ended December 31, 2020, as compared to the corresponding prior period. The increases in wholesale revenue, net for the year ended December 31, 2020 were primarily due to increased capacity coupled with growing operations in our Pennsylvania, Massachusetts, Illinois and New Jersey cultivation facilities. This resulted in higher yields and product mix in each of the respective markets.
Cost of goods sold increased 50% for the year ended December 31, 2020, as compared to the prior period. Cost of goods sold, retail increased in line with the retail revenue increases. Cost of goods sold, wholesale increased as a result of increases to wholesale revenue. In addition, the increase was further driven by the initial set up costs and consequential expansion impact of various cultivation facilities. The suspension of operations at Form Factory Holdings, LLC (“Form Factory”), a manufacturer and distributor of cannabis-based edibles and beverages, since March 2020 further increased costs of goods sold ($824), wholesale as a result of consequential inventory write-offs.
The increase in gross profit was driven by the factors discussed above. Gross margin for the year ended December 31, 2020 was 42.9%, compared to 41.1% for the year ended December 31, 2019.
Excluding Form Factory, the average estimated wholesale price per gram sold during the years ended December 31, 2020 and 2019 was $6.65 and $6.78, respectively. Excluding Form Factory, the average estimated wholesale cost per gram sold during the years ended December 31, 2019 and 2018 was $3.16 and $3.30, respectively.
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

Excluding Form Factory, the average estimated wholesale price per gram sold during the years ended December 31, 2019 and 2018 was $6.78 and $7.17, respectively. Excluding Form Factory, the average estimated wholesale cost per gram sold during the years ended December 31, 2019 and 2018 was $3.30 and $4.03, respectively.
Revenue by geography
While the Company operates under one operating segment, the production and sale of cannabis products, the below revenue breakout by geography is included as management believes it provides relevant and useful information to investors.

Revenue by region				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$	%	$	%
New England	$48,325	$36,875	$9,139	$11,450	31%	$27,736	303
Mid-Atlantic	37,300	19,797	3,122	17,503	88	16,675	534
Midwest	17,347	6,839	20	10,508	154	6,819	n/m
West	10,206	10,598	8,843	(392)	(4)	1,755	20
South	1,367	—	—	1,367	n/m	—	n/m
Total revenues, net	$114,545	$74,109	$21,124	$40,436	55%	$52,985	251%

n/m - Not Meaningful
Total operating expenses

Total operating expenses consist primarily of loss on impairments, compensation expense at our corporate offices as well as operating subsidiaries, professional fees, which includes, but is not limited to, legal and accounting services, depreciation and other general and administrative expenses.

Operating expenses				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$	%	$	%
General and administrative	$50,469	$56,224	$18,647	$5,755	10%	$(37,577)	(202)%
Compensation expense	41,704	42,061	15,356	357	1	(26,705)	(174)
Equity-based compensation expense	92,064	97,538	11,230	5,474	6	(86,308)	(769)
Marketing	1,820	5,009	1,571	3,189	64	(3,438)	(219)
Loss on impairments	188,023	13,463	—	(174,560)	n/m	(13,463)	n/m
Loss on notes receivable	8,161	—	—	(8,161)	n/m	—	n/m
Write down of assets held-for-sale	11,003	—	—	(11,003)	n/m	—	n/m
Loss on legal settlements	14,555	—	—	(14,555)	n/m	—	n/m
Depreciation and amortization	6,170	7,593	3,749	1,423	19	(3,844)	(103)
Total operating expenses	$413,969	$221,888	$50,553	$(192,081)	(87)%	$(171,335)	(339)%

n/m - Not Meaningful
Year ended December 31, 2020 vs. 2019
General and administrative expenses decreased during the year ended December 31, 2020, primarily due to cost reduction measures and the Company’s overall strategic plan to focus on key, profitable operations. Compensation expense and Equity-based compensation expense remained relatively flat during the year ended December 31, 2020, as compared to the corresponding prior period. During the year ended December 31, 2020, the Company determined certain businesses and assets met the held-for-sale criteria. In accordance with ASC 360-10, Property, Plant and Equipment, the assessed disposal groups for such assets held-for-sale were written down to fair value less costs to sell, resulting in the recognition of a charges of $11,003 for the year ended December 31, 2020. The Company recognized an impairment losses of $188,023 on certain intangible assets and capital assets during the year December 31, 2020 as a result of our impairment testing, primarily due to declines in future cash flow projections at Form Factory and certain cannabis licenses and management services contracts. These impairments resulted in the recognition of a tax provision benefit and an associated reversal of deferred tax liabilities of $31,498 year ended December 31, 2020. The Company recognized a loss on notes receivable and associated accrued interest during the year ended December 31, 2020, as it was determined that the note were no longer collectible. The increase in Loss from legal settlements was driven by the recognition of litigation accruals during the year ended December 31, 2020.
Year ended December 31, 2019 vs. 2018
Increases to compensation expenses during the year ended December 31, 2019 was primarily driven by stock compensation to attract and retain talent and increased headcount to scale our operations. Increases to general and administrative expenses were primarily driven by the increased volume and complexity of services such as legal and other professional services required as the Company’s operations increased during the year ended December 31, 2019. The Company recognized an impairment loss on certain intangible assets during the year ended December 31, 2019 as a result of our annual impairment testing, primarily due to declines in future cash flow projections at Form Factory and certain management services contracts.
Total other income (loss)

Other income (loss)				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$	%	$	%
Income (loss) from investments, net	$98	$(480)	$21,777	$578	n/m	$(22,257)	n/m
Interest income from loans receivable	6,695	3,978	1,178	2,717	68	2,800	238
Interest expense	(15,853)	(1,194)	(4,617)	(14,659)	n/m	3,423	74
Other loss, net	(3,487)	(1,033)	(7,930)	(2,454)	(238)	6,897	87
Total other (loss) income	$(12,547)	$1,271	$10,408	$(13,818)	n/m	$(9,137)	(88)

n/m - Not Meaningful

Year ended December 31, 2020 vs. 2019
Income from investments, net increased during the year ended December 31, 2020, compared to the corresponding prior period, primarily due to increased ownership interest resulting from the internalization of GreenAcreage Real Estate (“GreenAcreage”) as well as the mark-to-market fluctuations in our portfolio. This increase is partially offset by the impact of the equity method investment described in Note 5 to our consolidated financial statements, as well as the absence of treasury bills during the year ended December 31, 2020. Interest expense increased during the year ended December 31, 2020, compared to the corresponding prior period, primarily due to the effects of increased financing transactions as well as the Company’s failed sale-leaseback transactions. Interest income from loans receivable increased during the year ended December 31, 2020, compared to the corresponding prior period, as our amount of outstanding loans increased. The increase in Other loss, net was primarily driven by losses from asset sales and disposals partially offset by gains on certain capital assets sold and exchanged (refer to Note 5 for further information) during the year ended December 31, 2020.
Year ended December 31, 2019 vs. 2018
The decline in income (loss) from investments, net was due to the roll up of our investments to consolidated subsidiaries during the year ended December 31, 2019. The improvement to other loss, net was driven by increased expenses related to our public listing incurred during the year ended December 31, 2019. The decline in interest expense was due to the conversion of our convertible notes to equity at the time of our public listing. Interest income from loans receivable increased as our amount of outstanding loans increased.
Net loss

Net loss				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$	%	$	%
Net loss	$(360,118)	$(195,162)	$(32,261)	$(164,956)	(85)%	$(162,901)	(505)%
Less: net loss attributable to non-controlling interests	$(73,530)	$(44,894)	$(4,778)	$(28,636)	(64)	(40,116)	(840)
Net loss attributable to Acreage Holdings, Inc.	$(286,588)	$(150,268)	$(27,483)	$(136,320)	(91)%	$(122,785)	(447)%

n/m - Not Meaningful
The increases in net loss are driven by the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and uses of cash
Our primary uses of capital include acquisitions, capital expenditures, servicing of outstanding debt and operating expense. Our primary sources of capital include funds generated by cannabis sales as well as financing activities. Through December 31, 2020, we have primarily used private financing as a source of liquidity for short-term working capital needs and general corporate purposes.

The Company’s significant financing transactions for the year ended December 31, 2020 are as follows:

In February 2020, the Company raised $27,887, net of issuance costs, from a private placement of 6,085 special warrants priced at $4.93 per special warrant. The warrants were automatically exercised into units of the Company in March 2020 for no additional consideration, with each unit consisting of one SVS voting share and one SVS purchase warrant with an exercise price of $5.80 and an expiry date of February 10, 2025.

In March 2020, the Company borrowed $21,000 from an institutional lender pursuant to a credit facility. The credit facility permits the Company to borrow up to $100,000, which may be drawn down by the Company in four tranches, maturing 2 years from the date of the first draw down. The Company will pay an annual interest rate of 3.55% on the first advance of debt for a term of two years. The borrowed amounts under the credit facility are fully collateralized by $22,000 of restricted cash, which was borrowed pursuant to the loan transaction described below. Any additional draws must be fully cash collateralized as well.

Additionally, in March 2020, the Company closed $22,000 in borrowings pursuant to a loan transaction with IP Investment Company, LLC. The maturity date is 366 days from the closing date of the loan transaction (refer to Note 10, 14 and 17 of the consolidated financial statements for further discussion).

In May 2020, the Company reached a definitive agreement with an institutional lender for $50,000 of financing commitments under a Standby Equity Distribution Agreement. The investor commits to purchase up to $50,000 of subordinate voting shares of the Company at a purchase price of 95% of the market price (refer to Note 10 and 17 of the consolidated financial statements for further discussion).

Additionally, in May 2020, the Company entered into a securities purchase agreement an investor, pursuant to which the Company sold and issued $11,000 in principal amount under a secured convertible debenture, with gross proceeds to the Company of $10,000 before transaction fees (the “Convertible Debenture”).

On June 16, 2020, the Company entered into a short-term definitive funding agreement with an institutional investor for gross proceeds of $15,000 (less transaction costs of approximately $943) (the “Bridge Loan”). The secured note has a maturity date of four months and bears an interest rate of 60% per annum. It is secured by, among other items, the Company’s cannabis operations in Illinois, New Jersey and Florida, as well as the Company’s U.S. intellectual property.

In September 2020, the Company closed on a financing transaction described in Note 10 to the consolidated financial statements where a subsidiary of Canopy Growth advanced gross proceeds of $50,000 (less transaction costs of approximately $4,025) to Universal Hemp, LLC, an affiliate of the Company, pursuant to the terms of a secured debenture. In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. An additional $50,000 may be advanced pursuant to the debenture subject to the satisfaction of certain conditions by Universal Hemp, LLC.

Additionally, in September 2020, the Company received gross proceeds of $33,000 (less transaction costs of approximately $959) from an institutional lender and used a portion of the proceeds to retire its short-term $11,000 Convertible Debenture and its short-term Bridge Loan aggregating approximately $18,000 in October 2020. The loan is unsecured, matures in three years and bears interest at a 7.5% annual interest rate (refer to Note 10 of the consolidated financial statements “September 2020 Transactions” for additional disclosures regarding the Institutional Lender and the Investment Partnership).

In October 2020, the Company’s subsidiary received initial commitments and funding from a syndicate of lenders gross of $28,000 (less origination discounts and issuance costs of approximately $840 and $1,136, respectively) pursuant to a senior secured term loan facility at an annual interest rate of 15% with a maturity of 4 years from closing. The total amount available under the senior secured term loan facility is $70,000 (refer to Note 10 of the consolidated financial statements for further discussion).

In November 2020, the Company entered into a loan agreement with a cannabis-focused real estate investment trust for a construction financing loan in the amount of $13,320 (with transaction costs of approximately $1,399). The loan agreement provides for an annual interest rate of 16% and a term of 18 months. The loan will be used to complete the expansion of the Company’s cultivation and processing factory in Illinois (the “Illinois Property”). The loan is secured by the Illinois Property and is subject to periodic advances to the Company to fund the completion of improvements or real property collateral or fund other amounts as permitted under the loan agreement.

Our ability to fund our operations, capital expenditures, acquisitions, and other obligations depends on our future operating performance and ability to obtain financing, which are subject to prevailing economic conditions, as well a financial, business and other factors, some of which are beyond our control.

We expect that our cash on hand and cash flows from operations, along with our ability to obtain private and/or public financing, will be adequate to support the capital needs of the existing operations as well as expansion plans for the next 12 months. While our liquidity risk has increased since our RTO transaction as a result of the Company’s rapid growth and continued expansion resulting in negative operating cash flow for the year ended December 31, 2020, we believe we have alleviated the risk. See Item 7A - “Liquidity Risk”.
Cash flows
Cash and cash equivalents and restricted cash were $54,639 as of December 31, 2020, an increase of $28,039 from December 31, 2019. The following table details the change in cash, cash equivalents and restricted cash for the years ended December 31, 2020, 2019 and 2018.

Cash flows				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$	%	$	%
Net cash used in operating activities	$(67,678)	$(70,879)	$(35,536)	$3,201	5%	$(35,343)	(99)%
Net cash used in investing activities	(69,302)	(14,609)	(235,692)	(54,693)	(374)	221,083	94
Net cash provided by financing activities	165,019	7,050	359,766	157,969	n/m	(352,716)	(98)
Net increase (decrease) in cash, cash equivalents and restricted cash	$28,039	$(78,438)	$88,538	$106,477	n/m	$(166,976)	n/m

n/m - Not Meaningful
Net cash used in operating activities
Cash used in operating activities were relatively flat during the year ended December 31, 2020, as compared with the corresponding prior period.
The increases in cash used in operating activities were primarily driven by an increase in general and administrative and compensation expenses during the year ended December 31, 2019 and 2018.
Net cash used in investing activities

Cash used in investing activities during the year ended December 31, 2020, as compared to the corresponding prior period, was primarily driven by the long-term investments of $35,067, the acquisition of Compassionate Care Foundation, Inc. (“CCF”) for $9,983, net of cash acquired, $15,477 spent on capital expenditures to build out our owned operations and $14,809 advanced to entities, net of collections, with which we have a management or consulting services arrangement. This is partially offset by proceeds received from the sale of capital assets and the proceeds from the sale of Acreage North Dakota, LLC for $4,756 and $997, respectively.
Cash used in investing activities during the year ended December 31, 2019 was primarily driven by the maturing of short-term investments, which contributed $149,828. Offsetting this cash receipt were cash disbursements of $77,617 spent on the advanced payments and purchases of cannabis license holders and management contracts, $47,085 spent on capital expenditures to build out our owned operations and $35,981 advanced to entities, net of collections, with which we have a management or consulting services arrangement.
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

Net cash provided by financing activities
Cash provided by financing activities during the year ended December 31, 2020 was primarily driven by proceeds from raising $31,117 as a result of the proceeds from a private placement and the issuance of warrants, $160,587 related to financing proceeds, $7,100 of related party debt proceeds, as well as $22,000 related to collateral received pursuant to a portion of the financing proceeds. This is partially offset by the repayment debt of $25,821, repayment of short-term related party debt of $22,100 as well as payments of deferred financing costs of $7,864.
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
Capital Resources
Capital structure and debt
Our debt outstanding as of December 31, 2020 and 2019 is as follows:

Debt balances	December 31, 2020	December 31, 2019
NCCRE loan	$470	$492
Seller’s notes	2,581	2,810
Related party debt	—	15,000
Financing liability (related party)	15,253	19,052
Finance lease liabilities	5,174	6,132
3.55% Credit facility due 2022	20,043	—
3.55% Credit facility collateral (related party)	22,169	—
Convertible debenture	—	—
Bridge loan	—	—
7.5% Loan due 2023 (related party)	32,124	—
6.1% Secured debenture due 2030 (related party)	46,085	—
Hempco Foros promissory note	2,000	—
Senior secured term loan facility	22,870	—
Construction financing loan	4,438	—
Canwell settlement promissory note	7,250	—
Total debt	$180,457	$43,486
Less: current portion of debt	27,139	15,300
Total long-term debt	$153,318	$28,186
Commitments and contingencies
Commitments
The Company provides revolving lines of credit to several of its portfolio companies. Refer to Note 6 for further information.
Definitive agreements

On April 17, 2019, the Company entered into a definitive agreement to acquire Deep Roots, a vertically integrated license holder in Nevada, for consideration of 4,762 High Street units and $20,000 in cash. We announced the termination of the agreement by Deep Roots on April 3, 2020 following March 31, 2020, the end date for consummating the transaction. The agreement was terminated due to the ongoing moratorium imposed by the Nevada Department of Taxation. The delay prevented the parties from obtaining the consents, approvals and authorizations necessary to consummate the merger prior to the outside date provided in the agreement.
During the year ended December 31, 2018, the Company entered into a definitive agreement to acquire all ownership interests in GCCC Management, LLC, a management company overseeing the operations of Greenleaf Compassionate Care Center, Inc., a non-profit cultivation and processing facility in Rhode Island, for cash consideration of $10,000. The agreement terminated in April 2020.
On February 25, 2020, we entered into an agreement to sell all of our operations in Florida for an aggregate purchase price of $60,000. The sale is expected to close during the second quarter of 2021 subject to customary closing conditions including the procurement of all necessary approvals for the transfer to the Buyer of the Florida license for the operation of the medical marijuana businesses.

Canopy Growth

On June 19, 2019, the shareholders of the Company and of Canopy Growth Corporation (“Canopy Growth”) separately approved the arrangement between the two companies, and on June 21, 2019, the Supreme Court of British Columbia granted a final order approving the arrangement. Effective June 27, 2019, the Articles of the Company were amended to provide Canopy Growth with the option (the “Canopy Growth Call Option”) to acquire all of the issued and outstanding shares of the Company (each, an “Acreage Share”), with a requirement to do so upon a change in federal laws in the United States to permit the general cultivation, distribution and possession of marijuana (as defined in the relevant legislation) or to remove the regulation of such activities from the federal laws of the United States, subject to the satisfaction of the conditions set out in the arrangement agreement entered into between Acreage and Canopy Growth on April 18, 2019, as amended on May 15, 2019 (the “Original Arrangement Agreement”).

On June 24, 2020, we entered into a proposal agreement (the “Proposal Agreement”) with Canopy Growth which set out, among other things, the terms and conditions upon which us and Canopy Growth were proposing to enter into an amending agreement (the “Amending Agreement”) which, among other things, provided for certain amendments to the Original Arrangement Agreement and, as further amended on September 23, 2020 (the “Arrangement Agreement”) and the amendment and restatement of the plan of arrangement implemented by us on June 24, 2019 ((the “Amended Plan of Arrangement”) to implement the arrangement contemplated in the Arrangement Agreement (the “Amended Arrangement”) pursuant to the Business Corporations Act (British Columbia) (“BCBCA”)). The effectiveness of the Amending Agreement and the implementation of the Amended Plan of Arrangement was subject to the conditions set out in the Proposal Agreement, which included, among others, approval by: (i) the Supreme Court of British Columbia (the “Court”) at a hearing upon the procedural and substantive fairness of the terms and conditions of the Amended Arrangement; and (ii) our shareholders, as required by applicable corporate and securities laws.

The Amended Arrangement was approved by our shareholders at our special meeting held on September 16, 2020 and a final order approving the Amended Arrangement was obtained from the Court on September 18, 2020.

Following the satisfaction of various conditions set forth in the Proposal Agreement, on September 23, 2020, we entered into the Amending Agreement with Canopy Growth and implemented the Amended Plan of Arrangement effective at 12:01 a.m. (Vancouver time) (the “Amendment Time”) on September 23, 2020 (the “Amendment Date”).

Pursuant to the Amended Plan of Arrangement, among other things, Canopy Growth made a cash payment of $37,500,024 (the “Aggregate Amendment Option Payment”), to our shareholders and certain holders of securities convertible or exchangeable into our shares. Holders of our then outstanding Class A subordinate voting shares (the “SVS”), Class B proportionate voting shares (the “PVS”), Class C multiple voting shares (the “MVS”), and certain other parties, received approximately $0.30 per SVS, being their pro rata portion (on an as-converted to SVS basis) of the Aggregate Amendment Option Payment, based on the number of our outstanding shares and certain holders of securities convertible or exchangeable into our shares, as of the close of business on September 22, 2020, the record date for payment of the Aggregate Amendment Option Payment. The Aggregate Amendment Option Payment was distributed to such holders of record on or about September 25, 2020.

Upon implementation of the Amended Plan of Arrangement, our articles were amended to, among other things, create three new classes of shares in our authorized share structure, being Fixed Shares, Floating Shares and Class F multiple voting shares (the “Fixed Multiple Shares”), and, in connection with such amendment, we completed a capital reorganization (the “Capital Reorganization”) effective as of the Amendment Time whereby: (i) each then outstanding SVS was exchanged for 0.7 of a Fixed Share and 0.3 of a Floating Share; (ii) each then outstanding PVS was exchanged for 28 Fixed Shares and 12 Floating Shares; and (iii) each then outstanding MVS was exchanged for 0.7 of a Fixed Multiple Share and 0.3 of a Floating Share.

At the Amendment Time, on the terms and subject to the conditions of the Amended Plan of Arrangement, each option, restricted share unit, compensation option and warrant to acquire SVS that was outstanding immediately prior to the Amendment Time was exchanged for a replacement option, restricted stock unit, compensation option or warrant, as applicable, to acquire Fixed Shares (a “Fixed Share Replacement Security”) and a replacement option, restricted stock unit, compensation option or warrant, as applicable, to acquire Floating Shares (a “Floating Share Replacement Security”) in order to account for the Capital Reorganization.

As a condition to implementation of the Amended Arrangement, an affiliate of Canopy Growth advanced the first tranche of $50.0 million of a loan of up to $100.0 million (the “Hempco Loan”) to Universal Hemp, LLC, an affiliate of the Company that operates solely in the hemp industry in full compliance with all applicable laws (“Universal Hemp”) pursuant to a secured debenture (the “Debenture”) bearing interest at a rate of 6.1% per annum and maturing 10 years from the date thereof. All interest payments made pursuant to the Debenture are payable in cash by Universal Hemp. The Debenture is not convertible and is not guaranteed by Acreage. A further $50.0 million advance will be made available upon satisfaction of specified conditions precedent. In accordance with the terms of the Debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States.

Pursuant to the Amended Plan of Arrangement, upon the occurrence, or waiver (at the discretion of Canopy Growth), of a change in federal laws in the United States to permit the general cultivation, distribution and possession of marijuana (as defined in the relevant legislation) or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event” and the date on which the Triggering Event occurs, the “Triggering Event Date”), Canopy Growth, will, subject to the satisfaction or waiver of certain closing conditions set out in the Arrangement Agreement: (i) acquire all of the issued and outstanding Fixed Shares (following the mandatory conversion of the Fixed Multiple Shares into Fixed Shares) on the basis of 0.3048 (the “Fixed Exchange Ratio”) of a common share of Canopy Growth (each, a “Canopy Growth Share”) for each Fixed Share held at the time of the acquisition of the Fixed Shares (the “Acquisition Time”), subject to adjustment in accordance with the terms of the Amended Plan of Arrangement (the “Canopy Call Option”); and (ii) have the right (but not the obligation) (the “Floating Call Option”), exercisable for a period of 30 days following the Triggering Event Date to acquire all of the issued and outstanding Floating Shares. Upon exercise of the Floating Call Option, Canopy Growth may acquire the Floating Shares for cash or for Canopy Growth Shares or a combination thereof, in Canopy Growth’s sole discretion. If paid in cash, the price per Floating Share shall be equal to the volume-weighted average trading price of the Floating Shares on the CSE (or other recognized stock exchange on which the Floating Shares are primarily traded as determined by volume) for the 30 trading day period prior to the exercise (or deemed exercise) of the Canopy Call Option, subject to a minimum amount of $6.41 (the “Floating Cash Consideration”). If paid in Canopy Growth Shares, each Floating Share will be exchanged for a number of Canopy Growth Shares equal to (i) the volume-weighted average trading price of the Floating Shares on the CSE (or other recognized stock exchange on which the Floating Shares are primarily traded as determined by volume) for the 30 trading day period prior to the exercise (or deemed exercise) of the Canopy Call Option, subject to a minimum amount of $6.41, divided by (ii) the volume-weighted average trading price (expressed in US$) of the Canopy Growth Shares on the New York Stock Exchange (the “NYSE”) (or such other recognized stock exchange on which the Canopy Growth Shares are primarily traded if not then traded on the NYSE) for the 30 trading day period immediately prior to the exercise (or deemed exercise) of the Canopy Call Option (the “Floating Ratio”). The Floating Ratio is subject to adjustment in accordance with the Amended Plan of Arrangement if Acreage issues greater than the permitted number of Floating Shares prior to the Acquisition Date. No fractional Canopy Shares will be issued pursuant to the Amended Plan of Arrangement. The Floating Call Option cannot be exercised unless the Canopy Call Option is exercised (or deemed to be exercised). The closing of the acquisition of the Floating Shares pursuant to the Floating Call Option, if exercised, will take place concurrently with the closing of the acquisition of the Fixed Shares (the “Acquisition”) pursuant to the Canopy Call Option, if exercised. The Canopy Call Option and the Floating Call Option will expire 10 years from the Amendment Time.

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

In the event that the Floating Call Option is exercised and Canopy Growth acquires the Floating Shares at the Acquisition Time, on the terms and subject to the conditions of the Amended Plan of Arrangement, each Floating Share Replacement Security will be exchanged for a replacement option, restricted stock unit, compensation option or warrant, as applicable, to acquire from Canopy Growth such number of Canopy Growth Shares as is equal to: (i) the number of Floating Shares that were issuable upon exercise of such Floating Share Replacement Security immediately prior to the Acquisition Time, multiplied by (ii) the

Floating Ratio (provided that if the foregoing would result in the issuance of a fraction of a Canopy Growth Share, then the number of Canopy Growth Shares to be issued will be rounded down to the nearest whole number).

In the event that Floating Call Option is exercised, and Canopy Growth acquires the Floating Shares at the Acquisition Time, we will be a wholly-owned subsidiary of Canopy Growth. If Canopy Growth completes the Acquisition of the Fixed Shares but does not acquire the Floating Shares, the Floating Call Option will terminate, and the Floating Shares shall remain outstanding. In such event, the Amending Agreement provides for, among other things: (i) various Canopy Growth rights that extend beyond the Acquisition Date and continue until Canopy Growth the date (the “End Date”) Canopy Growth ceases to hold at least 35% of the issued and outstanding Acreage shares. These include, among other things, rights to nominate a majority of Acreage’s Board of Directors (the “Board”) following the Acquisition Time, and restrictions on Acreage’s ability to conduct mergers and acquisitions above certain thresholds or incur certain indebtedness without Canopy Growth’s consent

The Amending Agreement also provides that Acreage may issue a maximum of 32,700,000 shares (or convertible securities in proportion to the foregoing), which will include (i) 3,700,000 Floating Shares which are to be issued solely in connection with the exercise of stock options granted to Acreage management (the “Option Shares”); (ii) 8,700,000 Floating Shares other than the Option Shares; and (iii) 20,300,000 Fixed Shares, without a revision to the Fixed Exchange Ratio. Notwithstanding the foregoing, the Amending Agreement provides that Acreage may not issue any equity securities, without Canopy Growth’s prior consent, other than: (i) upon the exercise or conversion of convertible securities outstanding as of the Amendment Date; (ii) contractual commitments existing as of the Amendment Date; (iii) the Option Shares; (iv) the issuance of up to $3.0 million worth of Fixed Shares pursuant to an at-the-market offering to be completed no more than four times during any one-year period; (v) the issuance of up to 500,000 Fixed Shares in connection with debt financing transactions that are otherwise in compliance with the terms of the Arrangement Agreement, as amended by the Amending Agreement; or (vi) pursuant to one private placement or public offering of securities during any one-year period for aggregate gross proceeds of up to $20.0 million, subject to specific limitations as set out in the Amending Agreement.

For more information, please refer to the Amending Agreement included as an exhibit to this Annual Report on Form 10-K.

Pursuant to the Amending Agreement, Acreage agreed to submit an Approved Business Plan to Canopy Growth on a quarterly basis that complies with certain specified criteria, including a business plan for the fiscal years ending December 31, 2020 through December 31, 2029 attached as a Schedule to the Proposal Agreement (the “Initial Business Plan”). The Initial Business Plan contains annual revenue and earnings targets for each of Acreage’s fiscal years ending on December 31, 2020 to December 31, 2029, as outlined below:

Fiscal Year Ending	Pro-Forma Net Revenue Target (in US$ thousands)	Consolidated Adj. EBITDA Target (in US$ thousands)
2020	166,174	(22,499)
2021	253,296	36,720
2022	289,528	53,222
2023	375,274	102,799
2024	558,599	166,744
2025	641,047	190,385
2026	740,194	218,108
2027	848,498	244,402
2028	973,402	273,434
2029	1,120,177	305,840

A number of factors may cause Acreage to fail to meet the Pro-Forma Net Revenue Targets or the Consolidated Adj. EBITDA Targets set forth in the Initial Business Plan and outlined above. See “Risk Factors”.

In the event that Acreage has not satisfied: (i) 90% of the Pro-Forma Net Revenue Target or the Consolidated Adj. EBITDA Target set forth in the Initial Business Plan, measured on a quarterly basis, an Interim Failure to Perform will occur and the Austerity Measures shall become applicable. The Austerity Measures include, among other things:

(a)	restrictions on Acreage’s ability to issue shares (or securities convertible into shares) other than:

(i)	upon the exercise or conversion of convertible securities outstanding as such date; and

(ii)	contractual commitments existing as of the;

(b)	prohibitions on entering into any contract in respect of Company Debt, other than in respect of trade payables or similar obligations incurred in the ordinary course;

(c)	granting any options to acquire Fixed Shares or Floating Shares;

(d)	making payments of fees owed to the Board;

(e)	making short-term incentive or bonus payments to any Acreage employee;

(f)	entering into any contract with respect to the disposition of any assets other than inventory in the ordinary course;

(g)	entering into any contract with respect to any business combination, merger or acquisition of assets, other than assets acquired in the ordinary course;

(h)	making any new capital investments or incurring any new capital expenditures; and

(i)	increasing the number of Acreage employees that have a base salary of $150,000 or more or more than five full time employees that would be included in corporate overhead expenditures.

The Austerity Measures provide significant restrictions on Acreage’s ability to take certain actions otherwise permitted by the Amended Arrangement Agreement; (ii) 80% of the Pro-Forma Net Revenue Target or the Consolidated Adj. EBITDA Target set forth in the Initial Business Plan, as determined on an annual basis (commencing in respect of the fiscal year ending December 31, 2021), a Material Failure to Perform will occur and (a) certain restrictive covenants applicable to Canopy Growth under the Amended Arrangement Agreement will cease to apply in order to permit Canopy Growth to acquire, or conditionally acquire, a competitor of the Company in the United States should it wish to do so, and (b) an event of default under the Debenture will likely occur resulting in the Hempco Loan becoming immediately due and payable; and (iii) 60% of the Pro-Forma Net Revenue Target or the Consolidated Adj. EBITDA Target set forth in the Initial Business Plan for the trailing 12 month period ending on the date that is 30 days prior to the proposed Acquisition Time, a Failure to Perform shall occur and a material adverse impact will be deemed to have occurred for purposes of Section 6.2(2)(h) of the Arrangement Agreement and Canopy Growth will not be required to complete the Acquisition of the Fixed Shares pursuant to the Canopy Call Option.

As of December 31, 2020, the Company was in compliance with both the Pro-Forma Net Revenue Target and the Consolidated Adj. EBITDA Target set forth in the Initial Business Plan.

Surety bonds
The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of December 31, 2020, for which no liabilities are recorded on the Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of December 31, 2020 and 2019, such amounts were not material.
Contingencies
As of December 31, 2020, the Company had maximum obligations of $8,750 and 280 Fixed Shares and 120 Floating Shares, related to consulting fees payable which are contingent upon successful acquisition of certain state cannabis licenses. No reserve for the contingencies has been recorded as of December 31, 2020.
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations as of December 31, 2020, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties, or restrictions in the future.
The Company may be, from time to time, subject to various administrative, regulatory and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable, and the contingent liability can be reasonably estimated.
Standby Equity Distribution Definitive Agreement
On May 29, 2020, the Company entered into an agreement with an institutional lender for $50,000 of financing commitments under a Standby Equity Distribution Agreement (“SEDA”). The investor may, at its discretion, purchase, and the Company may, at its discretion, periodically sell to the investor, up to $35,000 and $15,000 of the Company’s Fixed Shares and Floating Shares, respectively, at a purchase price of 95% of the market price over the course of 24 months from the effective date. In consideration for entering the SEDA, the Company issued the investor 200 SVS as commitment shares. Pursuant to the Amended Arrangement, the shares have since been exchanged for 140 Fixed Shares and 60 Floating Shares.

On each of September 28, 2020 and January 25, 2021, the Company entered into letter agreements (the “Letter Agreements”) with the institutional investor extending the termination deadline of the SEDA to the earliest of November 30, 2020 and June 30, 2021, respectively, and the date that we have obtained both a receipt from the Ontario Securities Commission for a short-form final base shelf prospectus and a declaration from the United States Securities and Exchange Commission that its registration statement is effective, in each case qualifying an At-The-Market equity offering program. On March 11, 2021, the SEDA termination deadline was further extended to April 15, 2022.

EPMMNY

On November 2, 2018, EPMMNY LLC (“EPMMNY”) filed a complaint in the Supreme Court of the State of New York, County of New York, asserting claims against 16 defendants, including NYCANNA, Impire State Holdings LLC, NY Medicinal Research & Caring, LLC (each, a wholly-owned subsidiary of High Street) and High Street. The Index Number for the action is 655480/2018. EPMMNY alleges that it was wrongfully deprived of a minority equity interest and management role in NYCANNA by its former partner, New Amsterdam Distributors, LLC, which attempted to directly or indirectly sell or transfer EPMMNY’s alleged interest in NYCANNA to other entities in 2016 and 2017, including Impire, NYMRC and High Street. EPMMNY alleges that it is entitled to the value of its alleged minority interest in NYCANNA or minority ownership in NYCANNA. EPMMNY also alleges that certain defendants misused its alleged intellectual property and/or services, improperly solicited its employees, and aided and abetted or participated in the transfer of equity and/or business opportunities from EPMMNY. High Street intends to vigorously defend this action, which the Company firmly believes is without merit. EPMMNY alleges that it was improperly deprived of its equity stake in NYCANNA before NYCANNA was acquired by High Street. High Street is also entitled to full indemnity from the claims asserted against it by EPMMNY pursuant to the purchase agreement pertaining to its acquisition of NYCANNA and personal guarantee by the largest shareholders of the seller. The defendants filed a motion to dismiss on April 1, 2019. The motion was fully briefed and submitted to the Court on July 18, 2019, and oral argument was heard on September 6, 2019. The motion remains pending before the Court. A Special Referee hearing relating to the motion to dismiss has been scheduled for May 2021. The plaintiff also filed a motion seeking a preliminary injunction of any transfer of our assets. This motion was fully briefed and we are awaiting the courts decision.

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

Following the parties’ entering into a Memorandum of Understanding (MOU) on proposed settlement terms that would settle each of the matters listed above, the parties have now reached a final confidential settlement agreement. As part of that agreement, the Company has accrued for $7,750 in Loss on legal settlements on the Consolidated Statements of Operations for the year ended December 31, 2020. In connection with this settlement agreement, the Company issued a promissory note in the amount of $7,750 to CanWell, which is non-interest bearing and is payable in periodic payments through December 31, 2024, of which the first payment of $500 was made in November 2020.

Lease Dispute
On or around December 2019, it is alleged that a wholly-owned subsidiary of HSCP entered into three five-year leases to occupy approximately 70 square feet of commercial space on a cannabis cultivation campus in California. As of November 24, 2020, HSCP and its wholly-owned subsidiary entered into a confidential settlement and release agreement with the commercial landlord, pursuant to which HSCP will make six payments to the commercial landlord totaling $6,336, which the Company has accrued for in Loss on legal settlements on the Consolidated Statements of Operations for year ended December 31, 2020. The first and second payments of $1,000 was made in November 2020 and December 2020, respectively, and the final payment will be due on December 31, 2021.

Compass Neuroceuticals

In February 2021, a JAMS arbitration was initiated in Atlanta by Acreage Georgia LLC (“Acreage Georgia”) against its former consultant, Compass Neuroceuticals, Inc. (“Compass”), stemming from Compass’ breach of the consulting agreement entered into between the parties in June 2019, related to the preparation of an application for a Class 1 cultivation license in Georgia. Acreage Georgia is alleging damages, including lost profits, of approximately $9.0 million. Compass filed counterclaims for breach, also in the $9.0 million range. A final arbitration hearing is currently scheduled for August 2021. The matter is in its early stages, therefore, it is too early to ascertain the materiality of any potential settlement or judgment, but the Company plans to defend itself vigorously in this matter.

Contractual obligations
Our contractual obligations include amounts reflected on our balance sheet, as well as off-balance sheet arrangements. As of December 31, 2020, our significant contractual arrangements were as follows:

Contractual obligations
in thousands	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Off-balance sheet arrangements
Purchase obligations	$—	—	—	—	—

On-balance sheet arrangements
Operating lease obligations	30,935	4,733	6,208	5,881	14,113
Finance lease obligations	16,887	680	1,423	1,509	13,275
Debt obligations	160,030	27,139	62,353	24,453	46,085
Total	$207,852	$32,552	$69,984	$31,843	$73,473
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
As of December 31, 2020, our goodwill held at our single reportable segment was $31,922.
The Company estimated the recoverable amounts of goodwill and indefinite-lived intangible assets by estimating the higher of their fair value less costs of disposal and value in use, which are Level 3 measurements within the fair value hierarchy. The key assumptions that drove management's determination of the recoverable amounts of the reporting units were:
•Revenue multiples of comparable industry peers.
•Expected proceeds from a sale in an orderly transaction.
•Expected cash flows based on our business plans for the reporting units and underlying assets.
•In order to risk-adjust the cash flow projections in determining value in use, we utilized an after-tax discount rate of approximately 11.10%.

Management assigned value to each input based on past experience and industry expectations. The tests performed through the year ended December 31, 2020 resulted in the impairment of certain finite and indefinite-lived intangible assets. Refer to Note 4 of the consolidated financial statements for further information. The Company does not believe a slight change in the key assumptions would cause the recoverable amount of any non-impaired reporting unit to fall below its carrying amount.

Assets held for sale and liabilities related to assets held for sale
The Company classifies long-lived assets or disposal groups as held for sale in the period when the following held for sale criteria are met: (i) the Company commits to a plan to sell; (ii) the long-lived asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such long-lived assets or disposal groups; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv)

the sale is probable within one year; (v) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. In accordance with ASC 360-10, Property, Plant and Equipment, long-lived assets and disposal groups classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell.

During the year ended December 31, 2020, management determined certain businesses and assets met the held-for-sale criteria. Upon classification of the disposal groups as held for sale, the Company tested each disposal group for impairment and recognized charges of $11,003 for the year ended December 31, 2020 to write the disposal groups down to its fair value less costs to sell. Additionally, all assets and liabilities determined within these disposal groups were transferred into Assets held-for-sale and Liabilities related to assets held for sale on the Consolidated Statements of Financial Position. Refer to Note 3 of the consolidated financial statements for further information. The Company’s determination of businesses and assets which meet the held-for-criteria, including the process of estimating the fair value measurements pursuant to ASC 820, Fair Value Measurements, requires the use of significant judgements and estimates. Such assets did not meet the criteria for reporting as discontinued operations.

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

For as long as we continue to be an emerging growth company, we intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Fixed or Floating Shares less attractive because we will rely on these exemptions. If some investors find our Fixed or Floating Shares less attractive as a result, there may be a less active trading market for our Fixed or Floating Shares and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the last day of the year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of the year following the fifth anniversary of the first sale of common equity securities pursuant to an effective registration under the Securities Act, which is December 31, 2024; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (presented in thousands, except share amounts).
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

Credit risk

The Company’s exposure to non-payment or non-performance by its counterparties is a credit risk. The maximum credit exposure as of December 31, 2020 is the carrying amount of cash and cash equivalents, restricted cash, and accounts, notes and other receivables. The Company does not have significant credit risk with respect to customers. The Company mitigates its credit risk on its notes and other receivables by securing collateral, such as capital assets, and by its review of the counterparties and their businesses. The Company considers a variety of factors when determining interest rates for notes receivable, including the creditworthiness of the counterparty, market interest rates prevailing at the note’s origination, and duration and terms of the note. The Company determined expected credit losses to be immaterial due to collateral held. Analysis of collateral held and future expected cash flows within the cannabis industry were considered in its expected credit loss assessment.
Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company endeavors to ensure that there is sufficient liquidity in order to meet short-term business requirements, after taking into account the Company’s cash holdings. As of December 31, 2020, the Company’s financial liabilities consist of accounts payable and accrued liabilities, lease liabilities and long-term debt. The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis.
As reflected in the Consolidated Financial Statements, the Company had an accumulated deficit and a negative net working capital (current liabilities greater than current assets) as of December 31, 2020, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.
However, management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, (i) access to future capital commitments, (ii) continued sales growth from our consolidated operations, (iii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iv) restructuring plans that have already been put in place to improve the Company’s profitability, (v) the Standby Equity Distribution Agreement (refer to Note 13 and 17 of the Consolidated Financial Statements for further discussion) and (vi) the anticipated Non-Core Divestitures (refer to Note 3 of Consolidated Financial Statements for further discussion).

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
In addition, the Company maintains cash with various U.S. banks and credit unions with balances in excess of the Federal Deposit Insurance Corporation and National Credit Union Share Insurance Fund limits, respectively. The failure of a bank or credit union where the Company has significant deposits could result in a loss of a portion of such cash balances in excess of the insured limit, which could materially and adversely affect the Company’s business, financial condition, results of operations and the market price of the Company’s Fixed Shares and Floating Shares.

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
Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable. There have been no changes to the Company’s capital management approach during the year ended December 31, 2020.
As reflected in the Consolidated Financial Statements, the Company had an accumulated deficit and a negative net working capital (current liabilities greater than current assets) as of December 31, 2019, as well as a net loss and negative cash used in operating activities for the year ended December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, (i) access to future capital commitments, (ii) continued sales growth from our consolidated operations, (iii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iv) restructuring plans that have already been put in place to improve the Company’s profitability, (v) the Standby Equity Distribution Agreement (refer to Note 13 and 17 of the Consolidated Financial Statements for further discussion) and (vi) the anticipated Non-Core Divestitures (refer to Note 3 of Consolidated Financial Statements for further discussion).

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Acreage Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Acreage Holdings, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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

New York, NY
March 25, 2021

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$32,542	$26,505
Restricted cash	22,097	95
Inventory	23,715	18,083
Notes receivable, current	2,032	2,146
Assets held-for-sale	62,971	—
Other current assets	4,663	8,506
Total current assets	148,020	55,335
Long-term investments	34,126	4,499
Notes receivable, non-current	97,901	79,479
Capital assets, net	89,136	106,047
Operating lease right-of-use assets	17,247	51,950
Intangible assets, net	138,983	285,972
Goodwill	31,922	105,757
Other non-current assets	4,718	2,638
Total non-current assets	414,033	636,342
TOTAL ASSETS	$562,053	$691,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$18,913	$32,459
Taxes payable	14,780	4,740
Interest payable	3,504	291
Operating lease liability, current	1,492	2,759
Debt, current	27,139	15,300
Non-refundable deposits on sale	750	—
Liabilities related to assets held for sale	18,154	—
Other current liabilities	13,010	1,604
Total current liabilities	97,742	57,153
Debt, non-current	153,318	28,186
Operating lease liability, non-current	16,609	47,522
Deferred tax liability	34,673	63,997
Other liabilities	2	25
Total non-current liabilities	204,602	139,730
TOTAL LIABILITIES	302,344	196,883
Commitments and contingencies
Common stock, no par value - unlimited authorized, 101,250 and 90,646 issued and outstanding, respectively	—	—
Additional paid-in capital	737,290	615,678
Treasury stock, 842 common stock held in treasury	(21,054)	(21,054)
Accumulated deficit	(475,205)	(188,617)
Total Acreage Shareholders' equity	241,031	406,007
Non-controlling interests	18,678	88,787
TOTAL EQUITY	259,709	494,794

TOTAL LIABILITIES AND EQUITY	$562,053	$691,677
See accompanying notes to Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Retail revenue, net	$86,380	$54,401	$17,475
Wholesale revenue, net	27,971	18,539	2,969
Other revenue, net	194	1,169	680
Total revenues, net	114,545	74,109	21,124
Cost of goods sold, retail	(51,018)	(33,844)	(10,038)
Cost of goods sold, wholesale	(14,369)	(9,821)	(1,666)
Total cost of goods sold	(65,387)	(43,665)	(11,704)
Gross profit	49,158	30,444	9,420

OPERATING EXPENSES
General and administrative	50,469	56,224	18,647
Compensation expense	41,704	42,061	15,356
Equity-based compensation expense	92,064	97,538	11,230
Marketing	1,820	5,009	1,571
Loss on impairments	188,023	13,463	—
Loss on notes receivable	8,161	—	—
Write down of assets held-for-sale	11,003	—	—
Loss on legal settlements	14,555	—	—
Depreciation and amortization	6,170	7,593	3,749
Total operating expenses	413,969	221,888	50,553

Net operating loss	$(364,811)	$(191,444)	$(41,133)

Income (loss) from investments, net	98	(480)	21,777
Interest income from loans receivable	6,695	3,978	1,178
Interest expense	(15,853)	(1,194)	(4,617)
Other loss, net	(3,487)	(1,033)	(7,930)
Total other (loss) income	(12,547)	1,271	10,408

Loss before income taxes	$(377,358)	$(190,173)	$(30,725)

Income tax benefit (expense)	17,240	(4,989)	(1,536)

Net loss	$(360,118)	$(195,162)	$(32,261)

Less: net loss attributable to non-controlling interests	(73,530)	(44,894)	(4,778)

Net loss attributable to Acreage Holdings, Inc.	$(286,588)	$(150,268)	$(27,483)

Net loss per share attributable to Acreage Holdings, Inc. - basic and diluted:	$(2.87)	$(1.74)	$(0.41)

Weighted average shares outstanding - basic and diluted	99,980	86,185	66,699

See accompanying notes to Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity	Non-controlling Interests	Total Equity
December 31, 2017	$49,375	$—	$29,454	$—	$(10,861)	$18,593	$10,030	$28,623
Issuance of Class D units	17,018	—	105,514	—	—	105,514	—	105,514
Issuance of Class E units, net	19,352	—	116,124	—	—	116,124	—	116,124
Interest expense settled with PIK units	330	66	1,912	—	—	1,912	—	1,912
Conversion of notes to equity	6,473	—	30,759	—	—	30,759	—	30,759
Issuance of warrants	—	—	3,285	—	—	3,285	—	3,285
Issuance of Pubco shares in redemption of membership units	(66,820)	65,978	280	(21,054)	—	(20,774)	—	(20,774)
RTO-related issuances, net	—	12,626	298,004	—	—	298,004	—	298,004
Formation of NCI at RTO and adjustments for changes in ownership	(27,340)	—	(133,943)	—	—	(133,943)	133,943	—
Establishment of deferred tax liability due to RTO	—	—	(30,175)	—	—	(30,175)	—	(30,175)
Capital contributions, net	—	—	—	—	—	—	2,767	2,767
Increase in non-controlling interests from business acquisitions	—	—	—	—	—	—	7,241	7,241
Purchase of non-controlling interests	—	—	(21,798)	—	—	(21,798)	(12,305)	(34,103)
Other equity transactions	—	398	4,426	—	(5)	4,421	(5,976)	(1,555)
Equity-based compensation expense and related issuances	1,612	96	10,915	—	—	10,915	—	10,915
Net loss	—	—	—	—	(27,483)	(27,483)	(4,778)	(32,261)
December 31, 2018	$—	$79,164	$414,757	$(21,054)	$(38,349)	$355,354	$130,922	$486,276
Issuances for business acquisitions/purchases of intangible assets	—	5,364	104,748	—	—	104,748	4,356	109,104
NCI adjustments for changes in ownership	—	2,784	(2,766)	—	—	(2,766)	2,766	—
Capital distributions, net	—	—	—	—	—	—	(4,363)	(4,363)
Other equity transactions	—	589	11,707	—	—	11,707	—	11,707
Equity-based compensation expense and related issuances	—	2,745	87,232	—	—	87,232	—	87,232
Net loss	—	—	—	—	(150,268)	(150,268)	(44,894)	(195,162)
December 31, 2019	$—	$90,646	$615,678	$(21,054)	$(188,617)	$406,007	$88,787	$494,794
Issuances for private placement	—	6,085	27,887	—	—	27,887	—	27,887
Beneficial conversion feature on convertible note (See Note 10)	—	—	523	—	—	523	—	523
Issuances on conversion of debenture	—	327	550	—	—	550	—	550
Issuance of warrants	—	—	3,229	—	—	3,229	—	3,229
NCI adjustments for changes in ownership	3,861	583	(3,395)	—	—	(3,395)	3,395	—
Capital contributions, net	—	—	—	—	—	—	26	26
Other equity transactions	—	276	754	—	—	754	—	754
Equity-based compensation expense and related issuances	—	3,333	92,064	—	—	92,064	—	92,064
Net loss	—	—	—	—	(286,588)	(286,588)	(73,530)	(360,118)
December 31, 2020	$3,861	$101,250	$737,290	$(21,054)	$(475,205)	$241,031	$18,678	$259,709
See accompanying notes to Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(360,118)	$(195,162)	$(32,261)
Adjustments for:
Depreciation and amortization	6,170	7,593	3,749
Equity-settled expenses, including compensation	92,818	102,898	19,360
Gain on business divestiture	(217)	—	—
Gain on sale of investment	—	—	(1,500)
Loss on disposal of capital assets	2,461	363	—
Loss on impairment	188,023	13,463	—
Loss on notes receivable	8,161	—	—
Bad debt expense	195	—	—
Non-cash interest expense	7,023	67	2,838
Non-cash operating lease expense	122	1,684	—
Deferred tax (income) expense	(32,405)	(3,844)	(56)
Non-cash loss from investments, net	949	1,272	(19,340)
Other non-cash (income) expense, net	—	(2,394)	469
Write-down of assets held-for-sale	11,003	—	—
Change, net of acquisitions in:
Inventory	(2,531)	(6,941)	(3,641)
Other assets	4,011	(5,053)	(3,075)
Interest receivable	(2,284)	(4,002)	(1,208)
Accounts payable and accrued liabilities	(11,572)	17,217	95
Taxes payable	10,233	3,778	(152)
Interest payable	3,213	(250)	398
Other liabilities	7,067	(1,568)	(1,212)
Net cash used in operating activities	$(67,678)	$(70,879)	$(35,536)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital assets	$(15,477)	$(47,085)	$(22,351)
Investments in notes receivable	(14,809)	(39,145)	(15,483)
Collection of notes receivable	254	3,164	4,519
Cash paid for long-term investments	(35,067)	(4,158)	(2,201)
Proceeds from business divestiture	997	—	—
Proceeds from sale of investment	—	—	9,634
Proceeds from sale of capital assets	4,756	172	—
Business acquisitions, net of cash acquired	(9,983)	(21,205)	(32,147)
Purchases of intangible assets	—	(58,488)	(6,445)
Deferred acquisition costs and deposits	—	2,076	(22,675)
Distributions from investments	27	232	141
Proceeds from (purchase of) short-term investments	—	149,828	(148,684)
Net cash used in investing activities	$(69,302)	$(14,609)	$(235,692)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	$7,100	$15,000	$—
Repayment of related party loan	(22,100)	—	—
Proceeds from financing (refer to Note 14 for related party financing)	160,587	19,052	—
Deferred financing costs paid	(7,864)	—	—
Proceeds from issuance of private placement units and warrants, net	31,117	—	—
Collateral received from financing agreement	22,000	—	—
Proceeds from issuance of membership units, net	—	—	116,890
Proceeds from issuance of subscription receipts, net	—	—	298,644
Settlement of taxes withheld	—	(10,306)	(21,054)
See accompanying notes to Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Purchase of non-controlling interest	—	—	(19,643)
Repayment of debt	(25,821)	(12,333)	(17,838)
Capital contributions (distributions) - non-controlling interests, net	—	(4,363)	2,767
Net cash provided by financing activities	$165,019	$7,050	$359,766
Net increase (decrease) in cash, cash equivalents and restricted cash	$28,039	$(78,438)	$88,538
Cash, cash equivalents and restricted cash - Beginning of period	26,600	105,038	16,500
Cash, cash equivalents and restricted cash - End of period	$54,639	$26,600	$105,038

	Year Ended December 31,
(in thousands)	2020	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid - non-lease	$5,617	$685	$1,381
Income taxes paid	3,027	4,555	1,744
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets not yet paid for	$2,479	$8,188	$393
Exchange of intangible assets to notes receivable (Note 4)	18,800	—	—
Holdback of Maine HSCP notes receivable (Note 6)	917	—	—
Promissory note conversion (Note 6)	10,087	—	—
Deferred tax liability related to business acquisition (Note 3)	3,077	—	—
Beneficial conversion feature (Note 10)	523	—	—
Convertible note conversion	550	—	—
Unpaid debt issuance costs	3,000	—	—
Exchange of investments for land and building (Note 5)	4,464	—	—
Issuance of Class D units for land	—	—	2,600
Issuance of SVS for operating lease	—	3,353	—

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

On June 24, 2020, Canopy Growth and the Company entered into an agreement to, among other things, amend the terms of the Original Arrangement Agreement and the terms of the Prior Plan of Arrangement (the “Amended Arrangement”). On September 16, 2020, the Company’s shareholders voted in favor of a special resolution authorizing and approving the terms of, among other things, the Amended Arrangement. Subsequently, on September 18, 2020, the Company obtained a final order from the Supreme Court of British Columbia approving the Amended Arrangement, and on September 23, 2020 the Company and Canopy Growth entered into the Amending Agreement (as defined in Note 13) and implemented the Amended Arrangement. Pursuant to the Amended Arrangement, the Company’s articles were amended to create the Fixed Shares, the Floating Shares and the Class F multiple voting shares (the “Fixed Multiple Shares”), and each outstanding SVS was exchanged for 0.7 of a Fixed Share and 0.3 of a Floating Share, each outstanding PVS was exchanged for 28 Fixed Shares and 12 Floating Shares; and each outstanding MVS was exchanged for 0.7 of a Fixed Multiple Share and 0.3 of a Floating Share. Refer to Note 13 for further discussion.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit as of December 31, 2020, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt about the Company’s ability to meet its obligations for the next twelve months from the date these financial statements were issued has been alleviated due to, but not limited to, (i) access to future capital commitments, (ii) continued sales growth from our consolidated operations, (iii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iv) restructuring plans that have already been put in place to improve the Company’s profitability, (v) the Standby Equity Distribution Agreement (refer to Note 13 and 17 for further discussion) and (vi) the anticipated Non-Core Divestitures (refer to Note 3 for further discussion).

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
VIEs

In determining whether we are the primary beneficiary of a VIE, we assess whether we have the power to direct matters that most significantly impact the activities of the VIE and have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. There were no material consolidated VIEs as of December 31, 2020 or 2019.
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
Cash and cash equivalents

The Company defines cash equivalents as highly liquid investments held for the purpose of meeting short-term cash commitments that are readily convertible into known amounts of cash, with original maturities of three months or less. The Company maintains cash with various U.S. banks and credit unions with balances in excess of the Federal Deposit Insurance Corporation and National Credit Union Share Insurance Fund limits, respectively. The failure of a bank or credit union where the Company has significant deposits could result in a loss of a portion of such cash balances in excess of the insured limit, which could materially and adversely affect the Company’s business, financial condition, results of operations and the market price of the Company’s Fixed Shares and Floating Shares.
Restricted cash

Restricted cash represents funds contractually held for specific purposes (refer to Note 10) and, as such, not available for general corporate purposes.
Cash and restricted cash, as presented on the Consolidated Statements of Cash Flows, consists of $32,542 and $22,097 as of December 31, 2020, respectively, and $26,505 and $95 as of December 31, 2019, respectively.
Investments

The Company classifies its short-term investments in debt securities as held-to-maturity and accounts for them at amortized cost. Due to the short maturities, the carrying value approximates fair value. Refer to Note 5 for further discussion.
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
1.Level 1 - quoted prices (unadjusted) that are in active markets for identical assets or liabilities
2.Level 2 - inputs that are observable for the asset or liability, either directly (prices) for similar assets or liabilities in active markets or indirectly (derived from prices) for identical assets or liabilities in markets with insufficient volume or infrequent transactions
3.Level 3 - inputs for assets or liabilities that are not based upon observable market data
There were no material transfers in or out of Level 3 during the years ended December 31, 2020 and 2019. The Company did not have any liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019. The Company has Level 3 assets in equity-method investments and investments carried at FV-NI utilizing net asset value per share. Changes in fair value measurements categorized in Level 3 of the fair value hierarchy are analyzed each reporting period based on changes in estimates or assumptions and recorded as appropriate.
Notes receivable

The Company provides financing to various related and non-related businesses within the cannabis industry. These notes are classified as held for investment and are accounted for as financial instruments in accordance with ASC 310. The Company recognizes impairment on notes receivable when, based on all available information, it is probable that a loss has been incurred based on past events and conditions existing at the date of the financial statements. During the year ended December 31, 2020, the Company recognized an impairment loss on a note receivable which was determined not collectible and recorded a loss on notes receivable in the amount of $8,161 in Loss on notes receivable on the Consolidated Statements of Operations. No impairment loss was recognized in the years ended December 31, 2019 or 2018.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Leases

On January 1, 2019, the Company early adopted ASU 2016-02 Leases (Topic 842) using the modified retrospective approach. The Company elected the package of practical expedients contained in the new standard which, among other provisions, allows companies to retain existing lease classification under Topic 840 at transition. As such, there will be minimal impact on the Company’s Consolidated Statements of Operations. The Company has also made an accounting policy election to not recognize right of use assets or lease liabilities for leases with an initial term of 12 months or less, and to continue recognizing the related expense in the Consolidated Statement of Operations on a straight-line basis over the lease term. Sale-leasebacks are assessed to determine whether a sale has occurred under ASC 606. If a sale is determined not to have occurred, the underlying “sold” assets are not derecognized and a financing liability is established in the amount of cash received. At such time that the lease expires, the assets are then derecognized along with the financing liability, with a gain recognized on disposal for the difference between the two amounts, if any.
On the date of adoption, the Company recognized right of use assets and lease liabilities on its Consolidated Statements of Financial Position, which reflect the present value of the Company's current minimum lease payments over the lease terms, which include options that are reasonably certain to be exercised, discounted using the Company’s estimated incremental borrowing rate. Refer to Note 8 for further discussion.
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
Business combinations

The Company’s growth strategy includes acquisition of retail, cultivation, processing and other cannabis related companies, the primary purpose of which is to continue to build a diversified portfolio of assets in the U.S. cannabis sector. These business combinations are accounted for using the acquisition method on the date that control is transferred. The consideration transferred in the acquisition is measured at fair value, along with identifiable net assets acquired. Fixed Shares and Floating Shares issued are valued based on the closing price on the Canadian Securities Exchange. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets or liabilities of an acquired business and represents expected synergies associated with the acquisition such as the benefits of assembled workforces, expected earnings and future market development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets.
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
1.Identify the contract with a customer;
2.Identify the performance obligation(s);
3.Determine the transaction price;
4.Allocate the transaction price to the performance obligation(s);
5.Recognize revenue when/as performance obligation(s) are satisfied.

Revenue from the direct sale of cannabis to customers for a fixed price is recognized when the Company transfers control of the good to the customer. The Company disaggregates its revenues from the direct sale of cannabis to customers on the Consolidated Statements of Operations as Retail revenue, net and Wholesale revenue, net.
Revenue from management contracts is recognized over time as the management services are provided. The Company provides management services to other cannabis companies for a fee structure that varies based on the contract. The services that may be provided are broadly defined and span the entire scope of the business. The Company evaluates the nature of its promise to the customer in these contracts and determines that its promise is to provide a management service. The service comprises various

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
activities that may vary each day (such as support for cultivation, finance, accounting, human resources, retail, etc.). The Company disaggregates its management contract revenue on the Consolidated Statements of Operations as Other revenue, net.
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
Loss per share
Net loss per share represents the net loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis. Basic and diluted loss per share are the same as of December 31, 2020, 2019 and 2018, as the issuance of shares upon conversion, exercise or vesting of outstanding units would be anti-dilutive in each period. There were 45,541, 41,526, and 38,061 anti-dilutive shares outstanding as of December 31, 2020, 2019 and 2018, respectively.
Accounting Pronouncements Recently Adopted
As of December 2019, the Company early adopted ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The objective of ASU 2017-04 is to simplify how an entity is required to test goodwill for impairment. Under previous GAAP, entities were required to test goodwill for impairment using a two-step approach. Under the amendments in ASU 2017-04, an entity performs its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The adoption of ASU 2017-04 did not have an effect on the Company’s Consolidated Financial Statements.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
3.    ACQUISITIONS, DIVESTITURES AND ASSETS HELD FOR SALE
Acquisitions

During the year ended December 31, 2020, the Company completed the following business combination. The preliminary purchase price allocation is as follows:

Purchase Price Allocation	CCF (1)
Assets acquired:
Cash and cash equivalents	$17
Inventory	1,969
Other current assets	3,164
Capital assets, net	4,173
Operating lease ROU asset	4,455
Goodwill	5,247
Intangible assets - cannabis licenses	10,000
Other non-current assets	10
Liabilities assumed:
Accounts payable and accrued liabilities	(228)
Taxes payable	(17)
Other current liabilities	(4,248)
Operating lease liability	(4,455)
Fair value of net assets acquired	$20,087

Consideration paid:
Cash	$10,000
Settlement of pre-existing relationship	10,087
Total consideration	$20,087
The operating results of the above acquisition were not material to the periods presented.

(1) On June 26, 2020, a subsidiary of the Company acquired 100% of Compassionate Care Foundation, Inc. (“CCF”), a New Jersey vertically integrated medical cannabis nonprofit corporation.

The settlement of pre-existing relationship included in the transaction price includes a $7,952 line of credit as well as interest receivable of $2,135 which were both previously recorded in Notes receivable, non-current in the Consolidated Statements of Financial Position. The carrying value of these amounts approximated their fair value.
The Company completed the preliminary purchase price allocation of the assets acquired and liabilities assumed with the assistance of an independent valuation firm. The Company is still in the process of completing the valuations. The preliminary purchase price allocation is based upon preliminary valuations and our estimates and assumptions are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocations that are not yet finalized relate to the valuation of the tangible and intangible assets acquired and the residual goodwill.

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
The settlement of pre-existing relationship included in the transaction price includes a $550 promissory note receivable as well as an amount receivable of $280 which was previously recorded in Other current assets in the Consolidated Statements of Financial Position. The carrying value of these amounts approximated their fair value.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(3) On April 16, 2019, the Company acquired 100% of Form Factory Holdings, LLC (“Form Factory”), a manufacturer and distributor of cannabis-based edibles and beverages. The Company expects to benefit primarily from utilizing the intangible assets acquired, which include cannabis licenses in California and Oregon, existing customer relationships, and developed technology, which will complement Acreage’s existing business and enable the Company to create and distribute proprietary brands of various types at scale. The useful life of the developed technology was determined to be 19 years, and the useful life of the customer relationships was determined to be 5 years.
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
As of December 31, 2020 and December 31, 2019, the Company’s subsidiaries had no deferred acquisition costs outstanding.
Divestitures

On May 8, 2020, a subsidiary of the Company sold all equity interests in Acreage North Dakota, LLC, a medical cannabis dispensary holder and operator, for $1,000. This resulted in a gain on sale of $217 recorded in Other loss, net on the Consolidated Statements of Operations for the year ended December 31, 2020.

Assets Held for Sale

On June 30, 2020, the Company determined certain businesses and assets met the held-for-sale criteria. The Company has identified the following businesses as their separate disposal groups: Acreage Florida, Inc., Kanna, Inc., Maryland Medicinal Research & Caring, LLC (“MMRC”) and certain Oregon entities comprising 22nd & Burn, Inc., The Firestation 23, Inc. and East 11th Incorporated and a dispensary in Springfield, Oregon, collectively (“Cannabliss”). As further disposal groups, the Company has identified certain assets owned in HSCP Oregon, LLC (comprising Medford and Powell) and Michigan as held-for-sale.

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

Upon classification of the disposal groups as held for sale, the Company tested each disposal group for impairment and recognized charges of $11,003 within Write down of assets held-for-sale on the Consolidated Statements of Operations for the year ended December 31, 2020 to write the disposal groups down to its fair value less costs to sell. Additionally, all assets and liabilities determined within these disposal groups were transferred into Assets held-for-sale and Liabilities related to assets held for sale on the Consolidated Statements of Financial Position as of December 31, 2020 from each of their previous respective financial statement captions. Refer to table below for further details.

The preliminary fair values of the major classes of assets and liabilities of the businesses and assets classified as held-for-sale on our Consolidated Statements of Financial Position are presented below and are subject to change based on developments during the sales process.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

	December 31, 2020
	Acreage Florida, Inc.	Kanna, Inc.	MMRC(1)	Michigan	OR - Cannabliss	OR - Medford	OR - Powell	Total
Inventory	$587	$—	$—	$—	$379	$100	$127	$1,193
Notes receivable, current	—	—	—	—	—	31	—	31
Other current assets	161	—	20	—	1	—	—	182
Total current assets classified as held-for-sale	748	—	20	—	380	131	127	1,406
Capital assets, net	7,137	1,156	286	7,469	83	2,252	7	18,390
Operating lease right-of-use assets	10,305	944	362	—	925	321	164	13,021
Intangible assets, net	26,190	970	802	—	—	—	—	27,962
Goodwill	—	—	—	—	2,192	—	—	2,192
Total assets classified as held for sale	$44,380	$3,070	$1,470	$7,469	$3,580	$2,704	$298	$62,971

Accounts payable and accrued liabilities	$(247)	$(132)	$(3)	$—	$(260)	$—	$—	$(642)
Taxes payable	—	1	—	—	(179)	—	—	(178)
Operating lease liability, current	(501)	(250)	(29)	—	(184)	(133)	(122)	(1,219)
Other current liabilities	(89)	—	—	—	—	—	—	(89)
Total current liabilities classified as held-for-sale	(837)	(381)	(32)	—	(623)	(133)	(122)	(2,128)
Operating lease liability, non-current	(14,107)	(610)	(325)	—	(688)	(278)	(22)	(16,030)
Deferred tax liabilities	—	—	—	—	4	—	—	4
Total liabilities classified as held-for-sale	$(14,944)	$(991)	$(357)	$—	$(1,307)	$(411)	$(144)	$(18,154)

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

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
4.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets
The following table details our intangible asset balances by major asset classes:

Intangibles	December 31, 2020	December 31, 2019
Finite-lived intangible assets:
Management contracts	$19,580	$52,438
Customer relationships	—	4,600
Developed technology	—	3,100
	19,580	60,138
Accumulated amortization on finite-lived intangible assets:
Management contracts	(5,262)	(5,750)
Customer relationships	—	(649)
Developed technology	—	(114)
	(5,262)	(6,513)
Finite-lived intangible assets, net	14,318	53,625

Indefinite-lived intangible assets
Cannabis licenses	124,665	232,347

Total intangibles, net	$138,983	$285,972
The intangible assets balance as of December 31, 2020 excludes intangible assets reclassified to assets held for sale. Refer to Note 3 for further discussion. The average useful life of finite-lived intangible assets ranges from five to eight years.

Impairment of intangible assets

In December 2019, a novel strain of coronavirus emerged in Wuhan, China, which since then, has spread worldwide. As a result of the recent global economic impact and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred and accordingly, performed interim impairment testing for the period ending March 31, 2020.

During the year ended December 31, 2020, the Company performed a quantitative analysis and concluded certain of the indefinite-lived cannabis licenses had a fair value below the carrying value. Accordingly, during the year ended December 31, 2020 and 2019, the Company recognized impairment charges of $92,798 and $9,514, respectively, with respect to its indefinite-lived intangible assets at Acreage Florida, Inc., Form Factory Holdings, LLC and Kanna, Inc. The charge is recognized in Loss on impairment on the Consolidated Statements of Operations.

The Company evaluated the recoverability of the related finite-lived intangible assets to be held and used by comparing the carrying amount of the assets to the future net undiscounted cash flows expected to be generated by the assets, or comparable market sales data to determine if the carrying value is recoverable. During the year ended December 31, 2020 and 2019, the Company recognized impairment charges of $8,324 and $3,949, respectively, with respect to its finite-lived intangible assets at Form Factory, CWG Botanicals, Inc. (“CWG”) and MA-SSBP. The charge is recognized in Loss on impairment on the Consolidated Statements of Operations.

These impairments resulted in the recognition of a tax provision benefit and an associated reversal of deferred tax liabilities of $31,498 during the year ended December 31, 2020.

WCM Refinancing

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
On March 6, 2020, a subsidiary of the Company closed on a refinancing, transaction and conversion related to Northeast Patients Group, operating as Wellness Connection of Maine (“WCM”), a medical cannabis business in Maine, resulting in ownership of WCM by three individuals. In connection with the transaction, WCM converted from a non-profit corporation to a for-profit corporation. Refer to Note 6 for further discussion. Concurrently, a portion of the management contract was converted into a promissory note of $18,800 in Notes receivable, non-current on the Consolidated Statements of Financial Position in exchange for the previously held management contract. An impairment was determined as the differential between the net carrying value of the previously held management contract and the promissory note received in exchange. This resulted in an impairment loss to finite-lived intangible assets of $9,395 in Loss on impairment on the Consolidated Statements of Operations for the year ended December 31, 2020.
Modification of management contract

On October 7, 2019, the Company modified the terms of its Management Service Agreement (“MSA”) with Greenleaf Apothecaries, LLC (“GLA”). As a result of this modification, the Company exchanged certain future cash flows under the MSA in exchange for a note receivable of $12,500. In connection with this modification, the Company reduced the carrying value of the MSA by $10,106, recorded a gain of $2,394 and reduced the associated deferred tax liability by $2,730, with a corresponding increase to Other equity transactions in the Consolidated Statements of Shareholders’ Equity.
Purchases of intangible assets

The Company determined that the below purchases of intangible assets did not qualify as business combinations as the entities were non-operational at the time of purchase.
2019
•On January 4, 2019, the Company purchased a vertically-integrated license in Florida to operate a cultivation and processing facility and up to 40 medical cannabis dispensaries by acquiring Acreage Florida, Inc. (formerly known as Nature’s Way Nursery of Miami, Inc.). Total consideration of $70,103 included: (i) $53,747 in cash, (ii) $12,000 of previously-paid deferred acquisition costs and (iii) $4,356 in HSCP units (198 units). The HSCP units issued were valued based on the market price of SVS (for which HSCP units are convertible) at the transaction date, which was $22.00 per share. In addition to the intangible asset purchased, the Company also acquired $361 of equipment, recorded in Capital assets, net and a $190 surety bond, recorded in Other non-current assets in the Consolidated Statements of Financial Position. A deferred tax liability of $16,049 was also recorded in connection with this purchase.
•On July 2, 2019, the Company acquired Kanna, Inc. (“Kanna”), a dispensary license holder in Oakland, California, for total consideration of $7,525 which included: (i) $1,991 in cash and (ii) $5,534 in Subordinate Voting Shares (383 shares). A deferred tax liability of $2,316 was also recorded in connection with this purchase. The SVS issued were valued based on the market price at the transaction date, which was $15.81 per share. Certain SVS are subject to clawback should certain indemnity conditions arise and as such, a discount for lack of marketability was applied that correlates to the period of time these shares are subject to restriction.
Amortization expense recorded during the years ended December 31, 2020, 2019 and 2018 was $2,789, $5,276 and $3,128, respectively.
Expected annual amortization expense for existing intangible assets subject to amortization at December 31, 2020 is as follows for each of the next five fiscal years:

Amortization of Intangibles	2021	2022	2023	2024	2025
Amortization expense	$2,164	$2,164	$2,164	$2,164	$2,164
Goodwill
The following table details the changes in the carrying amount of goodwill:

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Goodwill	Total
December 31, 2018	$32,116
Acquisitions	73,091
Adjustment to purchase price allocation	550
December 31, 2019	$105,757
Acquisitions	5,247
Impairment	(76,890)
Transferred to held-for-sale	(2,192)
December 31, 2020	$31,922
Also as a result of the recent global economic impact and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred and accordingly, performed interim impairment testing for the period ending March 31, 2020.
During the year ended December 31, 2020 and 2019, the Company recognized impairment charges of $65,304 and nil, respectively, with respect to its goodwill related to Form Factory. The Company applied the discounted cash flow approach to determine the fair value of Form Factory. The charge is recognized in Loss on impairment on the Consolidated Statements of Operations.

Pursuant to the WCM refinancing described above, the Company recognized an impairment loss to goodwill of $11,586 on Loss of impairment on the Consolidated Statements of Operations for the year ended December 31, 2020. This was determined as the differential between the net carrying value of the previously held management contract and the promissory note received in exchange.
During the year ended December 31, 2019, the Company made final adjustments to the purchase price allocation with respect to certain acquisitions made during the year ended December 31, 2018 within the one-year measurement period.
5.    INVESTMENTS
The carrying values of the Company’s investments in the Consolidated Statements of Financial Position as of December 31, 2020 and 2019 are as follows:

Investments	December 31, 2020	December 31, 2019
Investments held at FV-NI	34,126	4,376
Equity method investments	—	123
Total long-term investments	$34,126	$4,499
Income from investments, net in the Consolidated Statements of Operations during the years ended December 31, 2020, 2019 and 2018 is as follows:

Investment income	Year Ended December 31,
	2020	2019	2018
Short-term investments	$—	$738	$406
Investments held at FV-NI	1,158	(2,218)	6,570
Equity method investments	(1,060)	1,000	13,301
Gain from investments held for sale	—	—	1,500
Income from investments, net	$98	$(480)	$21,777
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
In November 2020, the Company completed an exchange of all its equity interests in GreenAcreage Real Estate and its equity method investment in the management company of GreenAcreage in exchange for land and building previously accounted for as a failed sales-leaseback transaction (refer to Notes 7 and 14 for further discussion).

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Equity method investments

The Company accounts for investments in which it can exert significant influence but does not control as equity method investments in accordance with ASC 810.
With a portion of the proceeds for the 6.1% loan received by Universal Hemp, LLC (“Universal Hemp”), Acreage engaged an investment advisor (the “Investment Advisor”) which, under the Investment Advisor’s sole discretion, invested on behalf of Universal Hemp $34,019 on September 28, 2020. As a result, Universal Hemp acquired 34,019 class B units, at $1 par value per unit, which represented 100% financial interest in an Investment Partnership, a Canada-based limited partnership. An affiliate of the Institutional Investor holds Class A units of the Investment Partnership. The general partner of the Investment Partnership is also an affiliate of the Institutional Investor. The Class B units are held by the Investment Advisor as an agent for Universal Hemp. Universal Hemp, through its investment with the Investment Advisor was determined to hold significant influence in the Investment Partnership in accordance with ASC 810 due to 1) the economic financial interest, and 2) the entitlement to matters as they pertain to ‘Extraordinary Resolution’ items as defined within the Investment Partnership Agreement. As a result, the Company accounted for the investment in the Investment Partnership under the equity method until December 2020. See Note 10 (“September 2020 Transactions”).

In December 2020, as the Company no longer held significant influence due to the removal of the Extraordinary Resolution entitlements and other revisions in the Investment Partnership Agreement, the Company changed its accounting for the Investment Partnership to recognize the investment at fair value, with gains and losses recognized in the Consolidated Statements of Operations.
As of December 31, 2019 and 2018, the Company’s equity method investments were not deemed significant to the Company’s financial statements and as such, additional disclosure is omitted. The Company purchased the remaining interests in the majority of its equity method investments during the year ended December 31, 2018. Refer to Notes 3 and 4 for further discussion.
Investments held for sale

In the fourth quarter of 2017, the Company initiated a plan to sell its equity interest in Compass Ventures, Inc., Greenhouse Compass, LLC, HSGH Properties, LLC and HSGH Properties Union, LLC (together, “Compass Ventures”). During the year ended December 31, 2018, the Company sold its investment in Compass Ventures for cash proceeds of $9,634, recognizing a $1,500 net gain on the sale.

6.     NOTES RECEIVABLE

Notes receivable as of December 31, 2020 and 2019 consisted of the following:

	December 31, 2020	December 31, 2019
Notes receivable	$94,171	$75,851
Interest receivable	5,762	5,774
Total notes receivable	$99,933	$81,625
Less: Notes receivable, current	2,032	2,146
Notes receivable, non-current	$97,901	$79,479
Interest income on notes receivable during the years ended December 31, 2020, 2019 and 2018 totaled $6,695, $3,978 and $1,178, respectively.
Activity during the year ended December 31, 2020

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
In order to fund the transaction of WCM, a subsidiary of the Company created a new Maine corporation, named Maine HSCP, Inc. (“Maine HSCP”). At closing, a subsidiary of the Company contributed $5,700 to Maine HSCP, and then sold 900 shares of Maine HSCP, constituting all of the outstanding equity interests of Maine HSCP, to three qualifying individuals in exchange for promissory notes of $1,900 each. Each note is secured by a pledge of the shares in Maine HSCP, and payment of the note is to be made solely from dividends paid to the shareholder by Maine HSCP, except for amounts to be paid to the shareholder to cover tax obligations. As of December 31, 2020, the Company recorded a holdback reserve of $917 for the State of Maine as a result of finalization of valuation by the State. The Company’s relevant subsidiary has the option, exercisable at any time, to buy back the shares, at the higher of fair market value or the remaining balance under the promissory notes. The individuals also have the right at any time to put the shares to the Company’s subsidiary on the same terms. The net equity impact to the Company was nil, and the option described above is only redeemable if permissible pursuant to Maine regulations.
During the year ended December 31, 2020, the Company wrote off the convertible note receivable and the accrued interest of $8,000 and $161, respectively, as the Company determined that the note was not collectible and recorded a loss on notes receivable of $8,161.
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

Lines of Credit			Balance as of
Counterparty	Maximum Obligation	Interest Rate	December 31, 2020	December 31, 2019
Greenleaf (1)	$31,200	3.25% - 4.75%	$29,422	$22,569
CWG Botanicals, Inc. ("CWG") (2)	12,000	8%	9,767	9,152
Compassionate Care Foundation, Inc. (“CCF”) (3)	12,500	18%	—	7,152
Prime Alternative Treatment Center, Inc. ("PATC") (4)	4,650	15%	4,650	4,650
Patient Centric of Martha’s Vineyard, Ltd. (“PCMV”) (5)	9,000	15%	6,873	5,758
Health Circle, Inc. (6)	8,000	15%	4,331	3,988
Total	$77,350		$55,043	$53,269
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

7.    CAPITAL ASSETS, net
Net property and equipment consisted of:

	December 31, 2020	December 31, 2019
Land (1)	$3,811	$9,839
Building	34,114	34,522
Right-of-use asset, finance leases	5,077	5,954
Construction in progress	13,697	17,288
Furniture, fixtures and equipment	18,062	21,019
Leasehold improvements	23,681	22,682
Capital assets, gross	$98,442	$111,304
Less: accumulated depreciation	(9,306)	(5,257)
Capital assets, net	$89,136	$106,047
Depreciation of capital assets for the years ended December 31, 2020, 2019 and 2018 includes $3,381, $2,317, and $621 of depreciation expense, and $2,479, $1,556, and $724 that was capitalized to inventory, respectively.
(1) During the year ended December 31, 2020, the Company sold parcels of land for an aggregate sale price of $2,166. In connection with these transactions, the Company recorded a loss on sale of $981 in Other loss, net on the Consolidated Statements of Operations.
Sale-leasebacks

During the year ended December 31, 2019, the Company sold and subsequently leased back several of its capital assets in a transaction with GreenAcreage Real Estate Corp. (“GreenAcreage”), a related party (refer to Note 14 for further discussion). The Company sold assets and subsequently leased them back for total proceeds of $19,052. The subsequent leases met the criteria for finance leases, and as such, the transactions do not qualify for sale-leaseback treatment. The “sold” assets remain within land, building and leasehold improvements, as appropriate, for the duration of the lease and a financing liability equal to the amount of proceeds received is recorded within debt (see Note 10). Upon lease termination, the sale will be recognized by removing the remaining carrying values of the capital assets and financing liability, with any difference recognized as a gain.
In November 2020, the Company completed an exchange of all its equity interests in GreenAcreage Real Estate and its equity method investment in the management company of GreenAcreage in exchange for land and building previously accounted for as a failed sales-leaseback transaction and recognized a gain of $1,473 in Other loss, net in the Consolidated Statements of Operations.
8.    LEASES

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The Company leases land, buildings, equipment and other capital assets which it plans to use for corporate purposes and the production and sale of cannabis products. Leases with an initial term of 12 months or less are not recorded on the Consolidated Statements of Financial Position and are expensed in the Consolidated Statements of Operations on the straight-line basis over the lease term. The Company does not have any material variable lease payments, and accounts for non-lease components separately from leases.

Balance Sheet Information	Classification	December 31, 2020	December 31, 2019
Right-of-use assets
Operating	Operating lease right-of-use assets	$17,247	$51,950
Finance	Capital assets, net	4,776	5,832
Total right-of-use assets		$22,023	$57,782

Lease liabilities
Current
Operating	Operating lease liability, current	$1,492	$2,759
Financing	Debt, current	—	49
Non-current
Operating	Operating lease liability, non-current	16,609	47,522
Financing	Debt, non-current	5,174	6,083
Total lease liabilities		$23,275	$56,413

Statement of Operations Information	Classification	Year Ended December 31, 2020	Year Ended December 31, 2019
Short-term lease expense	General and administrative	$1,258	$1,262
Operating lease expense	General and administrative	6,252	5,351
Finance lease expense:
Amortization of right of use asset	Depreciation and amortization	161	122
Interest expense on lease liabilities	Interest expense	820	290
Sublease income	Other loss, net	(37)	(110)
Net lease cost		$7,196	$5,653

Statement of Cash Flows Information	Classification	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for operating leases	Net cash used in operating activities	$6,130	$3,667
Cash paid for finance leases - interest	Net cash used in operating activities	$1,316	$223
The Company’s rent expense during the year ended December 31, 2018 was $1,604.
The following represents the Company’s future minimum payments required under existing leases with initial terms of one year or more as of December 31, 2020:

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Maturity of lease liabilities	Operating Leases	Finance Leases
2021 (1)	$4,733	$680
2022	3,254	701
2023	2,954	722
2024	2,916	743
2025	2,965	766
Thereafter	14,113	13,275
Total lease payments	$30,935	$16,887
Less: interest	11,852	11,713
Present value of lease liabilities	$19,083	$5,174

Weighted average remaining lease term (years)	8	14
Weighted average discount rate	11%	15%
(1) Includes minimum payments under existing operating leases currently classified as held-for-sale (refer to Note 3 for further discussion).
As of December 31, 2020, there have been no leases entered into that have not yet commenced.

9.    INVENTORY

	December 31, 2020	December 31, 2019
Retail inventory	$1,803	$1,784
Wholesale inventory	18,055	11,993
Cultivation inventory	2,317	3,021
Supplies & other	1,540	1,285
Total	$23,715	$18,083

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
10.    DEBT
The Company’s debt balances consist of the following:

Debt balances	December 31, 2020	December 31, 2019
NCCRE loan	$470	$492
Seller’s notes	2,581	2,810
Related party debt	—	15,000
Financing liability (related party)	15,253	19,052
Finance lease liabilities	5,174	6,132
3.55% Credit facility due 2022	20,043	—
3.55% Credit facility collateral (related party)	22,169	—
Convertible debenture	—	—
Bridge loan	—	—
7.5% Loan due 2023 (related party)	32,124	—
6.1% Secured debenture due 2030 (related party)	46,085	—
Hempco Foros promissory note	2,000	—
Senior secured term loan facility	22,870	—
Construction financing loan	4,438	—
Canwell settlement promissory note	7,250	—
Total debt	$180,457	$43,486
Less: current portion of debt	27,139	15,300
Total long-term debt	$153,318	$28,186
The interest expense related to the Company’s debt during the years ended December 31, 2020, 2019 and 2018 consists of the following:

Interest expense	Year Ended December 31,
	2020	2019	2018
Convertible notes:
Cash interest	$—	$—	$869
PIK interest	—	—	1,912
Accretion	—	—	926
Convertible note interest	$—	$—	$3,707
NCCRE loan	18	19	22
Seller’s notes	297	416	888
Related party debt	18	—	—
Interest expense on financing liability (related party)	1,700	469	—
Interest expense on finance lease liabilities	820	290	—
3.55% Credit facility due 2022	1,257	—	—
3.55% Credit facility collateral (related party)	2,212	—	—
Convertible debenture	2,872	—	—
Bridge loan	3,993	—	—
7.5% Loan due 2023 (related party)	727	—	—
6.1% Secured debenture due 2030 (related party)	940	—	—
Hempco Foros promissory note	43	—	—
Senior secured term loan facility	956	—	—
Total interest expense	$15,853	$1,194	$4,617

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
Related party debt

During the year ended December 31, 2019, Kevin Murphy, the Chairman of the board of directors, made a non-interest bearing loan of $15,000 to Acreage. In January 2020, Mr. Murphy made an additional non-interest bearing loan of $5,000 to Acreage. These amounts were subsequently repaid in March 2020.
In October 2020, Mr. Murphy made an interest bearing loan of $2,100 to the Company, bearing interest at 9.9% per annum. This amount was subsequently repaid in November 2020.
In addition, Mr. Murphy has an interest in the credit facility disclosed below under “3.55% Credit facility and collateral”, in connection with which he loaned $21,000 of the $22,000 borrowed by the Company to the Lender (as defined below), which amount remains outstanding.
Financing liability (related party)

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

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The Company has determined such equity interest on collateral to be a mandatorily redeemable financial instrument that is recorded as a liability in accordance with ASC 480 - Distinguishing liabilities from equity (“ASC 480”). The liability is calculated based upon the share interest multiplied by the maturity price of $4.50 per share. The equity and cash liability amounted to $88 and $81, respectively as of December 31, 2020 and was recorded in Debt, current within the Consolidated Statements of Financial Position.
Convertible debenture

On May 29, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an Investment Fund (the “Investor”), pursuant to which the Company sold and issued $11,000 in principal amount under a secured convertible debenture, with gross proceeds to the Company of $10,000 before transaction fees (the “Convertible Debenture”).
The Convertible Debenture bears interest at 15% per annum and was secured by the Company’s medical cannabis dispensaries in Connecticut. The Convertible Debenture was convertible by the holder in whole or in part after September 30, 2020. Prior to September 30, 2020, the holder could convert only up to $550 of principal amount. The Convertible Debenture may not be converted to common stock to the extent such conversion would result in the holder beneficially owning more than 4.99% of the Company’s outstanding common stock. The Convertible Debenture was convertible into Class A Subordinate Voting Shares of the Company at a conversion price of $1.68 per share, subject to the conversion limitations described above. On September 4, 2020, the holder accordingly converted $550 of the principal amount.
The maturity date is the earlier of (i) May 29, 2021 or (ii) on the consummation of one or more debt, equity or a combination of debt and equity financing transactions in which the Company receives gross proceeds of $40,000 or more. The Company accreted all discounts to Interest expense on the Consolidated Statements of Operations.
The Company recorded beneficial conversion of $523, representing 5% of the principal amount which was convertible in Share Capital in the Consolidated Statements of Shareholders’ Equity, and an equivalent discount was recorded against the carrying value of the Convertible Debenture. The beneficial conversion feature was determined in accordance with ASC 470-20 - Debt with conversion and other options and is calculated at its intrinsic value being the difference between the conversion price and the fair value of the common stock into which the debt is convertible at the commitment date, being $3.28 per share, multiplied by the number of shares into which the debt is convertible. The Company had the right to redeem up to 95% of the principal amount on or prior to September 29, 2020 without penalty.
On September 29, 2020, the Company retired the convertible debenture, utilizing the proceeds received from the 7.5% Loan due 2023 entered into on the same date as described below.
The Company determined the conversion feature above did not meet the characteristics of a derivative instrument in accordance with ASC 815 - Derivatives and Hedging (“ASC 815”), as the conversion feature is indexed to its own stock and is classified under Share Capital in the Consolidated Statements of Stockholders’ Equity. As such, there was no derivative liability associated with the Convertible Debenture under ASC 815.
For the year ended December 31, 2020, the Company recorded amortization of debt discount of $1,524.
Bridge loan

On June 16, 2020, the Company entered into a short-term definitive funding agreement with an institutional investor for gross proceeds of $15,000 (less transaction costs of approximately $943). The secured note has a maturity date of 4 months and bears an interest rate of 60% per annum. It is secured by, among other items, the Company’s cannabis operations in Illinois, New Jersey and Florida, as well as the Company’s U.S. intellectual property. In the event of default, the Company is obligated to pay the lender an additional fee of $6,000. The Company may pre-pay the secured note without penalty or premium at any time following the 90th day after closing.
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
With a portion of the proceeds for the 6.1% Loan received by Universal Hemp, Acreage engaged an Investment Advisor which, under the Investment Advisor’s sole discretion, invested on behalf of Universal Hemp $34,019 on September 28, 2020. As a result, Universal Hemp acquired 34,019 class B units, at $1.00 par value per unit, which represented 100% financial interest in the Investment Partnership, a Canada-based limited partnership. An affiliate of the Institutional Investor holds class A units of the Investment Partnership. The general partner of the Investment Partnership is also an affiliate of the Institutional Investor. The class B units are held by the Investment Advisor as an agent for Universal Hemp. Upon execution of the limited partnership agreement, $1,019 was distributed to the class A unit holders of the Investment Partnership.
On September 28, 2020 the Company received gross proceeds of $33,000 (less transaction costs of approximately $959) from an affiliate of the Institutional Investor (the “Lender”) and used a portion of the proceeds of this loan to retire its short-term $11,000 convertible note (as described above) and its short-term note aggregating approximately $18,000 in October 2020, with the remainder being used for working capital purposes. The loan is unsecured, matures in 3 years and bears interest at a 7.5% annual interest rate. The Lender is controlled by the Institutional Investor. The Investment Partnership is the investor in the Lender.
Hempco Foros promissory note

In October 2020, Foros Securities LLC extended a promissory note of $2,000 to the Company bearing interest at 10% per annum. The promissory note matures at the earlier of July 5, 2021 or the date the principal is repaid in full.
Senior secured term loan facility

In October 2020, the Company’s subsidiary received initial commitments and funding from a syndicate of lenders for gross proceeds of $28,000 (before origination discounts and issuance costs of approximately $840 and $1,136, respectively) pursuant to a senior secured term loan facility at an annual interest rate of 15% with a maturity of 4 years from closing. The total amount available under the senior secured term loan facility is $70,000.
In connection with the advance, the Company issued the lenders an aggregate of 1,557 Fixed Share Warrants with each Fixed Share Warrant exercisable for one Fixed Share and 698 Floating Share Warrants with each Floating Share Warrant exercisable for one Floating Share. The exercise price of each Fixed Share Warrant is $3.15 and the exercise price of each Floating Share Warrant is $3.01. The warrants are exercisable for a period of 4 years.

Construction financing loan

In November 2020, the Company entered into a loan agreement with a cannabis-focused real estate investment trust for a construction financing loan in the amount of $13,320 (with transaction costs of approximately $1,399). The loan agreement provides for an annual interest rate of 16% and a term of 18 months. The loan will be used to complete the expansion of the Company’s cultivation and processing factory in Illinois (the “Illinois Property”). The loan is secured by the Illinois Property and is subject to periodic advances to the Company to fund the completion of improvements or real property collateral or fund other amounts as permitted under the loan agreement.
CanWell promissory note

In November 2020, the Company issued a promissory note to the Canwell LLC (“Canwell”), which is non-interest bearing and payable based on a payment schedule with ten payments in the aggregate amount of $7,750 through December 31, 2024.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
11.    SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
The table below details the change in Pubco shares outstanding by class for the years ended December 31, 2020 and 2019:

Shareholders’ Equity	Subordinate Voting Shares	Subordinate Voting Shares Held in Treasury	Proportionate Voting Shares (as converted)	Multiple Voting Shares	Total Shares Outstanding
December 31, 2018	21,943	(842)	57,895	168	79,164
Issuances	8,698	—	—	—	8,698
NCI conversions	2,784	—	—	—	2,784
PVS conversions	34,752	—	(34,752)	—	—
December 31, 2019	68,177	(842)	23,143	168	90,646
Issuances	9,518	—	—	—	9,518
NCI conversions	583	—	—	—	583
PVS conversions	1,231	—	(1,231)	—	—
Exchange pursuant to Amended Agreement	(79,509)	842	(21,912)	(168)	(100,747)
September 22, 2020	—	—	—	—	—

Shareholders’ Equity	Fixed Shares	Floating Shares	Fixed Shares Held in Treasury	Floating Shares Held in Treasury	Fixed Multiple Shares	Total Shares Outstanding
September 23, 2020	70,994	30,476	(589)	(253)	118	100,746
Issuances	352	152	—	—	—	504
December 31, 2020	71,346	30,628	(589)	(253)	118	101,250
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
During the year ended December 31, 2020, the Company issued 327 SVS (subsequently converted to 229 and 98 Fixed Shares and Floating Shares, respectively) as a result of the conversion of $550 of the Convertible Debenture (See Note 10), recorded in Issuances upon conversion of debenture on the Consolidated Statements of Shareholders’ Equity. The Company also issued 200 SVS (subsequently converted to 140 Fixed Shares and 60 Floating Shares), in relation to the issuance of the commitment shares under the Standby Equity Distribution Agreement (See Note 13), recorded in Other equity transactions on the Consolidated Statements of Shareholders’ Equity.
During the year ended December 31, 2019, the Company issued 208 SVS as compensation for consulting services of $3,424, recorded in Other equity transactions on the Consolidated Statements of Shareholders’ Equity.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Warrants
A summary of the warrants activity outstanding is as follows:

Warrants	January 1, 2020 to September 22, 2020	September 23, 2020 to December 31, 2020
	SVS	Fixed Shares	Floating Shares
Beginning balance	2,040	5,684	2,436
Granted	6,085	1,557	698
Expired	(4)	(110)	(47)
Modification pursuant to Amended Arrangement	(8,121)	—	—
Ending balance	—	7,131	3,087

Warrants	Year ended December 31, 2019
SVS
Beginning balance	2,259
Granted	4
Expired	(223)
Ending balance	2,040
On February 10, 2020, the Company raised $27,887, net of issuance costs, from a private placement of 6,085 special warrants priced at $4.93 per unit. Each special warrant was automatically exercised on March 2, 2020 for no additional consideration, into one unit comprised of one SVS and one SVS purchase warrant with an exercise price of $5.80 and a five-year term. Pursuant to the Amended Arrangement, the exercise price was thereafter amended to $4.00. Refer to Note 13 for further discussion. The Company evaluated the warrants for liability or equity classification in accordance with ASC 480 and determined that equity treatment was appropriate as the warrants only require settlement through the issuance of the Company’s common stock, which are not redeemable, and do not represent an obligation to issue a variable number of shares. Accordingly, the warrants were classified as equity and are not subject to remeasurement at each balance sheet date.
In November 2020, in connection with the senior secured credit term loan facility, the Company issued an aggregate of 1,557 Fixed Share Warrants with each Fixed Share Warrant exercisable for one Fixed Share and 698 Floating Share Warrants with each Floating Share Warrant exercisable for one Floating Share. The exercise price of each Fixed Share Warrant is $3.15 and the exercise price of each Floating Share Warrant is $3.01. The warrants are exercisable for a period of 4 years. Refer to Note 10 for further discussion.
Pursuant to the Amended Arrangement, the exercise price of all other warrants outstanding as of December 31, 2020 is $17.50 and $7.50 per Fixed Share and Floating Share, respectively. Refer to Note 13 for further discussion.
The weighted-average remaining contractual life of the warrants outstanding is approximately 4 years. There was no aggregate intrinsic value for warrants outstanding as of December 31, 2020.
During the year ended December 31, 2019, the Company issued 4 warrants with a weighted-average grant date fair value of $6.74 per share, and an expense of $27 was recorded in General and administrative expenses in the Consolidated Statements of Operations.
The exercise price of all warrants outstanding as of December 31, 2019 is $25 per share, and the weighted-average remaining contractual life of the warrants outstanding is approximately 2 years. There was no aggregate intrinsic value for warrants outstanding as of December 31, 2019.
Non-controlling interests - convertible units
The Company has NCIs in consolidated subsidiaries USCo2 and HSCP. The non-voting shares of USCo2 and HSCP units make up substantially all of the NCI balance as of December 31, 2020 and are convertible for either 0.7 of a Fixed Share and 0.3 of a Floating Share of Pubco or cash, as determined by the Company. Summarized financial information of HSCP is presented below. USCo2 does not have discrete financial information separate from HSCP.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

HSCP net asset reconciliation	December 31, 2020	December 31, 2019
Current assets	$144,938	$55,296
Non-current assets	410,269	584,812
Current liabilities	(80,649)	(46,434)
Non-current liabilities	(171,485)	(75,219)
Other NCI balances	(742)	(1,041)
Accumulated equity-settled expenses	(206,315)	(111,934)
Net assets	$96,016	$405,480
HSCP/USCo2 ownership % of HSCP	18.68%	21.64%
Net assets allocated to USCo2/HSCP	$17,936	$87,746
Net assets attributable to other NCIs	742	1,041
Total NCI	$18,678	$88,787

	Year Ended December 31,
HSCP Summarized Statement of Operations	2020	2019
Net loss allocable to HSCP/USCo2	$(372,386)	$(191,511)
HSCP/USCo2 weighted average ownership % of HSCP	19.66%	23.44%
Net loss allocated to HSCP/USCo2	$(73,211)	$(44,890)
Net loss allocated to other NCIs	(319)	(4)
Net loss attributable to NCIs	$(73,530)	$(44,894)
As of December 31, 2020, USCo2’s non-voting shares owned approximately 0.56% of HSCP units. USCo2’s capital structure is comprised of voting shares (approximately 70%), all of which are held by the Company, and of non-voting shares (approximately 30%) held by certain former HSCP members. Certain executive employees and profits interests holders own approximately 18.12% of HSCP units. The remaining 81.32% interest in HSCP is held by USCo and represents the members’ equity attributable to shareholders of the parent.
During the years ended December 31, 2020 and 2019, the Company had several transactions with HSCP and USCo2 that changed its ownership interest in the subsidiaries but did not result in loss of control. These transactions included business acquisitions and the redemption of HSCP and USCo2 convertible units for Pubco shares (as shown in the table below), and resulted in a $3,395 and $2,766 allocation from NCI to shareholders' equity for the years ended December 31, 2020 and 2019, respectively.
During the year ended December 31, 2019, the Company made cash payments in the amount of $4,278 to HSCP and USCo2 unit holders in satisfaction of redemption requests the Company chose to settle in cash, as well as for LLC unitholders tax liabilities in accordance with the HSCP operating agreement.
A reconciliation of the beginning and ending amounts of convertible units is as follows:

	Year Ended December 31,
Convertible Units	2020	2019
Beginning balance	25,035	27,340
Issuance of NCI units	—	198
Vested LLC C-1s canceled	(1,310)	(416)
LLC C-1s vested	1,000	755
NCI units settled in cash	—	(58)
NCI units converted to Pubco	(583)	(2,784)
Ending balance	24,142	25,035
12.    EQUITY-BASED COMPENSATION EXPENSE
Equity-based compensation expense recognized in the Consolidated Statements of Operations for the periods presented is as follows:

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Equity-based compensation expense	Year Ended December 31,
	2020	2019	2018
Equity-based compensation - Plan	$57,624	$62,946	$9,862
Equity-based compensation - Plan (Plan of Arrangement Awards) (1)	17,139	23,056	—
Equity-based compensation - other	17,301	11,536	1,368
Total equity-based compensation expense	$92,064	$97,538	$11,230
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

Equity-based compensation - Plan (Acreage Holdings, Inc. Omnibus Incentive Plan)

In connection with the RTO transaction, the Company’s Board of Directors adopted an Omnibus Incentive Plan, as amended May 7, 2019, June 19, 2019 and September 23, 2020 (the “Plan”), which permits the issuance of stock options, stock appreciation rights, stock awards, share units, performance shares, performance units and other stock-based awards up to an amount equal to 15% of the issued and outstanding Subordinate Voting Shares of the Company.
Pursuant to the Amended Arrangement, the Company retained the Plan described above, the upper limit of issuances being up to an amount equal to 15% of the issued and outstanding Fixed Shares and Floating Shares of the Company.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Restricted Share Units (“RSUs”)

	January 1, 2020 to September 22, 2020		Year Ended December 31, 2019
Restricted Share Units (Fair value information expressed in whole dollars)	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Unvested, beginning of period	7,843	$15.10	2,032	$24.53
Granted (1)	4,970	3.60	7,986	14.28
Forfeited	(2,654)	11.29	(117)	17.85
Vested	(2,998)	11.60	(2,058)	21.06
Unvested, end of period	7,161	$9.99	7,843	$15.10
Vested and unreleased	136	$16.33
Exchanged pursuant to Amended Agreement	(7,297)	N/A
Outstanding, September 22, 2020	—	$—

	September 23, 2020 to December 31, 2020
	Fixed Shares		Floating Shares
Restricted Share Units (Fair value information expressed in whole dollars)	RSUs	Weighted Average Grand Date Fair Value	RSUs	Weighted Average Grand Date Fair Value
Unvested, September 23, 2020 (1)	5,012	$9.99	2,148	$9.99
Granted	623	$3.21	1,193	$2.07
Forfeited	(94)	$4.66	(40)	$4.66
Vested	(422)	$10.32	(613)	$4.41
Unvested, end of period	5,119	$9.24	2,688	$7.83
Vested and unreleased	211	$8.99	522	$3.16
Outstanding, end of the period	5,330	$9.23	3,210	$7.07
RSUs of the Company generally vest over a period of two years. The fair value for RSUs is based on the Company’s share price on the date of the grant. The Company recorded $37,801 and $59,627 as compensation expense during the years ended December 31, 2020 and 2019, respectively. The fair value of RSUs vested during the years ended December 31, 2020 and 2019 was $10,779 and $23,470, respectively.
The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs at December 31, 2020 was approximately 2 years and $21,635, respectively. Unrecognized compensation expense related to these awards at December 31, 2020 was $84,325 and is expected to be recognized over a weighted average period of approximately 2 years.
There were 211 Fixed RSUs and 522 Floating RSUs that were pending delivery or deferred as of December 31, 2020. 80 vested RSUs were pending delivery or deferred as of December 31, 2019. On February 20, 2020, the Company issued 1,505 RSUs to certain executives with a weighted-average grant date fair value of $5.11 per share. 148 of the 1,505 RSUs vested immediately. Certain shares are subject to restriction thus a discount for lack of marketability was applied that correlates to the period of time. On March 13, 2020, the Company issued 630 RSUs to employees of the Company. All of these units vested immediately, with a fair market value of $2.15, which was the closing price of the Company’s subordinate voting shares on March 13, 2020. On December 31, 2020, the Company issued 559 Fixed RSUs and 1,166 Floating RSUs to certain executives with a weighted-average grant date fair value of $3.15 and $2.05 per share, respectively. 103 of the 559 Fixed RSUs and 476 of the 1,166 Floating RSUs vested immediately, 178 Fixed RSUs and 117 Floating RSUs vest annually over 3 years, 278 Fixed RSUs and 183 Floating RSUs vest based on certain performance conditions and 390 Floating RSUs vest quarterly over one year.

(1) Equity-based compensation - Plan (Plan of Arrangement Awards)
Included in the RSUs granted during the year ended December 31, 2020 are “Plan of Arrangement Awards” issued in connection with the RSUs which were granted in June and July 2019:

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
On June 27, 2019, pursuant to the Original Arrangement Agreement (as defined in Note 13), 4,909 RSUs were awarded in total to five executive employees under the Plan. These awards vest as follows: 25% in June 2020, 25% in June 2021 and 50% three months following the Acquisition (as defined in Note 13). The Company recorded $12,186 as compensation expense during the year ended December 31, 2020 in connection with these awards. A discount for lack of marketability was applied that correlates to the period of time certain of these shares are subject to restriction.
On July 31, 2019, the Company issued 1,778 RSUs to employees with unvested RSUs and stock options ("make-whole awards") as at the date of the Option Premium payment (as defined in Note 13). The RSUs were issued to provide additional incentive for employees that were not eligible to receive the full Option Premium and were subject to the same vesting terms as the unvested options and RSUs held as of the grant date. The Company recorded $4,953 as compensation expense during the year ended December 31, 2020 in connection with these awards.
Stock options

	January 1, 2020 to September 22, 2020		Year Ended December 31, 2019
Stock Options (Exercise price expressed in whole dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, beginning of period	5,608	$21.56	4,605	$25.00
Granted	191	5.75	1,785	14.04
Forfeited	(1,301)	15.59	(782)	24.68
Exercised	—	—	—	—
Modification pursuant to Amended Arrangement	(4,498)	N/A	—	—
Options outstanding, September 22, 2020	—	$—	5,608	$21.56

	September 23, 2020 to December 31, 2020
	Fixed Shares		Floating Shares
Stock Options (Exercise price expressed in whole dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, September 23, 2020	3,148	$15.83	1,349	$6.78
Granted	367	$3.15	1,308	$2.05
Forfeited	(33)	$10.37	(14)	$4.44
Exercised	—	$—	—	$—
Cancelled	(1,926)	$17.26	(825)	$7.40
Options outstanding, end of period	1,556	$11.18	1,818	$3.12

Options exercisable, end of period	810	$15.42	1,316	$3.25
Stock options of the Company generally vest over a period of three years and have an expiration period of 10 years. The weighted average contractual life remaining for options outstanding and exercisable as of December 31, 2020 was approximately 7 years and 4 years, respectively. The Company recorded $36,962 and $26,375 as compensation expense during the years ended December 31, 2020 and 2019, respectively, in connection with these awards.

On December 31, 2020, the Company issued 367 Fixed Options and 1,308 Floating Options to certain executives with an exercise price of $3.15 and $2.05 per share, respectively. 89 of the 367 Fixed Options and 59 of the 1,308 Floating Options vest annually over three years, 278 Fixed Options and 183 Floating Options vest based on certain performance conditions, 968 Floating Options were fully exercisable at grant date and 98 Floating options vest quarterly over one year. On December 31, 2020, 1,926 Fixed options and 825 Floating options were surrendered by option holders. In accordance with ASC 718, previously unrecognized compensation was recognized on cancellation date. The Company recorded $30,685 as compensation expense during the year ended December 31, 2020 for the canceled options.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
As of December 31, 2020, unamortized expense related to stock options totaled $5,254 and is expected to be recognized over a weighted-average period of approximately 1 year. As of December 31, 2020, the aggregate intrinsic value for unvested options outstanding was nil and $7 for the Fixed Share options and the Floating Share options, respectively.

The fair values of Subordinate Voting Share options granted were calculated using a Black-Scholes model with the following assumptions:

Black-Scholes inputs	January 1, 2020 to September 22, 2020	Year Ended December 31, 2019

Weighted average grant date fair value range	$3.79	$4.76 - $16.72
Assumption ranges:
Risk-free rate	1.60%	1.50% - 2.60%
Expected dividend yield	—%	—%
Expected term (in years)	6	6
Expected volatility	75%	75% - 85%
The fair values of Fixed and Floating Share options granted were calculated using a Black-Scholes model with the following assumptions:

Black-Scholes inputs	September 23, 2020 to December 31, 2020
	Fixed Shares	Floating Shares

Weighted average grant date fair value range	$1.06 - $1.63	$0.92 - $1.06
Assumption ranges:
Risk-free rate	0.20%	0.20%
Expected dividend yield	—%	—%
Expected term (in years)	3.25 - 3.5	2.5 - 3.5
Expected volatility	75%	75%
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
The following table summarizes the status of unvested Profits Interests for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
Profits Interests (Fair value information expressed in whole dollars)	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Unvested, beginning of period	1,000	$0.43	1,825	$0.43	—	$—
Class C-1 units granted	—	—	—	—	4,284	0.48
Class C-1 units canceled	—	—	(70)	0.43	(847)	0.64
Class C-1 vested	(1,000)	0.43	(755)	0.43	(1,612)	0.43
Unvested, end of period	—		1,000	$0.43	1,825	$0.43

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The Company recorded $70, $369 and $1,053 as compensation expense in connection with these awards during the years ended December 31, 2020, 2019 and 2018, respectively. The fair value of Profits Interests vested during the years ended December 31, 2020 and 2019 and 2018 was $1,239, $13,141 and $690, respectively.
As of December 31, 2019, unamortized expense related to unvested Profits Interests totaled $70 and is expected to be recognized over a weighted average period of approximately 1 year.
Restricted Shares (“RSs”)
In connection with the Company’s acquisition of Form Factory (refer to Note 3), 1,369 restricted shares with a grant date fair value of $20.45 were issued to former employees of Form Factory subject to future service conditions, which fully vest 24 months from the acquisition date. The fair value for RSs is based on the Company’s share price on the date of the grant. In connection with these awards, the Company recorded compensation expense of $17,231 and $9,528 during the year ended December 31, 2020 and December 31, 2019, respectively. There was no comparable RS activity during the years ended December 31, 2018.
Employee settlement
During the year ended December 31, 2019, the Company issued 82 Subordinate Voting Shares and recognized $1,639 of compensation expense in settlement of post-employment expenses.
Forgiveness of notes receivable
The Company forgave $315 of notes receivable from certain employees in recognition of services rendered during the year ended December 31, 2018.

13.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company provides revolving lines of credit to several of its portfolio companies. Refer to Note 6 for further discussion.
Definitive agreements

On April 17, 2019, a subsidiary of the Company entered into a definitive agreement to acquire Deep Roots Medical LLC (“Deep Roots”), a vertically integrated license holder in Nevada, for consideration of 4,762 HSCP units and $20,000 in cash. The Company announced the termination of the agreement by Deep Roots on April 3, 2020 following March 31, 2020, the end date for consummating the transaction.
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
Following the satisfaction of various conditions set forth in the Proposal Agreement, on September 23, 2020, Acreage and Canopy Growth entered into the Amending Agreement (and together with the Original Arrangement Agreement, the “Arrangement Agreement”) and implemented the Amended Arrangement effective at 12:01 a.m. (Vancouver time) (the “Amendment Time”) on September 23, 2020 (the “Amendment Date”). Pursuant to the Amended Plan of Arrangement, Canopy Growth made a cash payment of $37,500 to Acreage’s shareholders and certain holders of securities convertible or exchangeable into shares of Acreage. Acreage also completed a capital reorganization (the “Capital Reorganization”) effective as of the Amendment Time whereby: (i) each existing SVS was exchanged for 0.7 of a Fixed Share and 0.3 of a Floating Share; (ii) each issued and outstanding PVS was exchanged for 28 Fixed Shares and 12 Floating Shares; and (iii) each issued and outstanding MVS was exchanged for 0.7 of a Fixed Multiple Share and 0.3 of a Floating Share.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
In the event that the Floating Call Option is exercised and Canopy Growth acquires the Floating Shares at the Acquisition Time, on the terms and subject to the conditions of the Amended Plan of Arrangement, each Floating Share Replacement Security will be exchanged for a replacement option, restricted stock unit, compensation option or warrant, as applicable, to acquire from Canopy Growth such number of Canopy Growth Shares as is equal to: (i) the number of Floating Shares that were issuable upon exercise of such Floating Share Replacement Security immediately prior to the Acquisition Time, multiplied by (ii) the Floating Ratio (provided that if the foregoing would result in the issuance of a fraction of a Canopy Growth Share, then the number of Canopy Growth Shares to be issued will be rounded down to the nearest whole number).

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
The Amending Agreement also provides for certain financial reporting obligations and that Acreage may not nominate or appoint any new director or appoint any new officer that does not meet certain specified criteria. The Amending Agreement also requires Acreage to submit a business plan to Canopy Growth on a quarterly basis that complies with certain specified criteria, including the Initial Business Plan. In the event that Acreage has not satisfied: (i) 90% of the minimum revenue and earnings targets set forth in the Initial Business Plan measured on a quarterly basis, certain additional restrictive covenants will become operative as austerity measures for Acreage’s business; (ii) 80% of the minimum revenue and earnings targets set forth in the Initial Business Plan, as determined on an annual basis, certain restrictive covenants applicable to Canopy Growth under the Arrangement Agreement will cease to apply in order to permit Canopy Growth to acquire, or conditionally acquire, a competitor of Acreage in the United States should it wish to do so; and (iii) 60% of the minimum revenue and earnings targets set forth in the Initial Business Plan for the trailing 12 month period ending on the date that is 30 days prior to the proposed Acquisition Time, a material adverse impact will be deemed to have occurred for purposes of Section 6.2(2)(h) of the Arrangement Agreement and Canopy Growth will not be required to complete the acquisition of the Fixed Shares pursuant to the Canopy Call Option.

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

Surety bonds
The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of December 31, 2020, for which no liabilities are recorded on the Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of December 31, 2020 and 2019, such amounts were not material.
Contingencies
As of December 31, 2020, the Company has consulting fees payable in Fixed Shares and Floating Shares which are contingent upon successful acquisition of certain state cannabis licenses. The Company had maximum obligations of $8,750 and 280 Fixed Shares and 120 Floating Shares. No reserve for the contingencies has been recorded as of December 31, 2020.
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries is in compliance with applicable local and state regulations as of December 31, 2020, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
The Company and its subsidiaries may be, from time to time, subject to various administrative, regulatory and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable, and the contingent liability can be reasonably estimated.
Standby Equity Distribution Definitive Agreement

On May 29, 2020, the Company entered into an agreement with an institutional lender for $50,000 of financing commitments under a Standby Equity Distribution Agreement (“SEDA”). The investor may, at its discretion, purchase, and the Company may, at its discretion, periodically sell to the investor, up to $35,000 and $15,000 of the Company’s Fixed Shares and Floating Shares, respectively, at a purchase price of 95% of the market price over the course of 24 months from the effective date. In consideration for entering the SEDA, the Company issued the investor 200 SVS as commitment shares. Pursuant to the Amended Arrangement, the shares have since been exchanged for 140 Fixed Shares and 60 Floating Shares. Refer to Note 17 for further discussion.

New York outstanding litigation

On November 2, 2018, EPMMNY LLC (“EPMMNY”) filed a complaint in the Supreme Court of the State of New York, County of New York, asserting claims against 16 defendants, including NYCANNA, Impire State Holdings LLC, NY Medicinal Research & Caring, LLC (each, a wholly-owned subsidiary of High Street) and High Street. The Index Number for the action is 655480/2018. EPMMNY alleges that it was wrongfully deprived of a minority equity interest and management role in NYCANNA by its former partner, New Amsterdam Distributors, LLC, which attempted to directly or indirectly sell or transfer EPMMNY’s alleged interest in NYCANNA to other entities in 2016 and 2017, including Impire, NYMRC and High Street. EPMMNY alleges that it is entitled to the value of its alleged minority interest in NYCANNA or minority ownership in NYCANNA. EPMMNY also alleges that certain defendants misused its alleged intellectual property and/or services, improperly solicited its employees, and aided and abetted or participated in the transfer of equity and/or business opportunities from EPMMNY. High Street intends to vigorously defend this action, which the Company firmly believes is without merit. EPMMNY alleges that it was improperly deprived of its equity stake in NYCANNA before NYCANNA was acquired by High Street. High Street is also entitled to full indemnity from the claims asserted against it by EPMMNY pursuant to the purchase agreement pertaining to its acquisition of NYCANNA and personal guarantee by the largest shareholders of the seller. The defendants filed a motion to dismiss on April 1, 2019. The motion was fully briefed and submitted to the Court on July 18, 2019, and oral argument was heard on September 6, 2019. The motion remains pending before the Court. A Special Referee hearing relating to the motion to dismiss has been scheduled for May 2021. The plaintiff also filed a motion seeking a preliminary injunction of any transfer of our assets. This motion was fully briefed and we are awaiting the courts decision.

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

Following the parties’ entering into a Memorandum of Understanding (MOU) on proposed settlement terms that would settle each of the matters listed above, the parties have now reached a final confidential settlement agreement. As part of that agreement, the Company has accrued for $7,750 in Loss on legal settlements on the Consolidated Statements of Operations for the year ended December 31, 2020. In connection with this settlement agreement, the Company issued a promissory note in the amount of $7,750 to CanWell, which is non-interest bearing and is payable in periodic payments through December 31, 2024, of which the first payment of $500 was made in November 2020.

Lease Dispute

On or around December 2019, it is alleged that a wholly-owned subsidiary of HSCP entered into three five-year leases to occupy approximately 70 square feet of commercial space on a cannabis cultivation campus in California. As of November 24, 2020, HSCP and its wholly-owned subsidiary entered into a confidential settlement and release agreement with the commercial landlord, pursuant to which HSCP will make six payments to the commercial landlord totaling $6,336, which the Company has accrued for in Loss on legal settlements on the Consolidated Statements of Operations for year ended December 31, 2020. The first and second payments of $1,000 was made in November 2020 and December 2020, respectively, and the final payment will be due on December 31, 2021.

14.    RELATED PARTY TRANSACTIONS
Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.
Related party notes receivable
Acreage has certain outstanding notes receivable with related parties. Refer to Note 6 for further discussion.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
GreenAcreage
The Company has an investment carried at fair value through profit and loss in GreenAcreage Real Estate (“GreenAcreage”). The Company also has an equity method investment in the management company of GreenAcreage resulting from Kevin Murphy’s board involvement. During the year ended December 31, 2019, the Company sold and subsequently leased back several of its capital assets in a transaction with GreenAcreage. The subsequent leases met the criteria for finance leases, and as such, the transactions do not qualify for sale-leaseback treatment.
On July 15, 2020, a subsidiary of the Company entered into a definitive agreement with GreenAcreage to internalize the Company’s management operations.
In November 2020, the Company completed an exchange of all its equity interests in GreenAcreage and its equity method investment in the management company of GreenAcreage in exchange for a land and building previously accounted for as a failed sales-leaseback transaction.
September 2020 Transactions
As disclosed in footnote 10 to the consolidated financial statements, ”September 2020 Transactions”, on September 23, 2020, pursuant to the implementation of the Amended Arrangement, a subsidiary of Canopy Growth advanced gross proceeds of $50,000 (less transaction costs of approximately $4,025) to Universal Hemp, an affiliate of the Company, pursuant to the terms of a secured debenture. In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. Acreage then engaged an investment advisor (the “Investment Advisor”) which, under the Investment Advisor’s sole discretion, invested on behalf of Universal Hemp, $34,019 of the proceeds on September 28, 2020.

As a result, Universal Hemp, a subsidiary of the Company, acquired 34,019 class B units, at $1 par value per unit, which represented 100% financial interest in an Investment Partnership, a Canada-based limited partnership. An affiliate of the Institutional Investor holds Class A Units of the Investment Partnership. The general partner of the Investment Partnership is also an affiliate of the Institutional Investor. The class B units are held by the Institutional Investor as agent for Universal Hemp. On September 28, 2020, the Company received gross proceeds of $33,000 (less transaction costs of approximately $959) from an affiliate of the Institutional Lender (the “Lender”) and used a portion of the proceeds of this loan to retire its short-term $11,000 convertible note and its short-term note aggregating approximately $18,000 in October 2020, with the remainder being used for working capital purposes. The Lender is controlled by the Institutional Lender. The Investment Partnership is the investor in the Lender.

Related party debt
In December 2019, Kevin Murphy, the Chairman of the board of directors, made a non-interest bearing loan of $15,000 to Acreage. In January 2020, Mr. Murphy made an additional non-interest bearing loan of $5,000 to Acreage. These amounts were subsequently repaid in March 2020.
In October 2020, Kevin Murphy made an interest bearing loan of $2,100 to the Company, bearing interest at 9.9% per annum. This amount was subsequently repaid in November 2020.
Michigan consulting agreement
Pursuant to the Consulting Services Agreement by and between Kevin Michigan, LLC and High Street (the “Michigan Consulting Agreement”), High Street provides certain consulting services to Kevin Michigan, LLC, which includes, but is not limited to, services related to application support, provisioning center administration and operation, local and state regulatory filings, human resource matters, and marketing matters. The Michigan Consulting Agreement explicitly states that High Street is not able to direct or control the business of Kevin Michigan, LLC. Additionally, there are certain leases held by and between Kevin Michigan, LLC, as lessee and certain wholly owned subsidiaries of High Street, as lessors.
As of December 31, 2020, Kevin Michigan, LLC is not operational, and no consulting fees or rents has been paid to High Street or its wholly owned subsidiaries. Kevin Michigan, LLC is owned and controlled by our Chairman, Kevin Murphy.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
3.55% Credit facility and collateral
On March 11, 2020, the Company closed $22,000 in borrowings pursuant to a loan transaction with the Lender. The maturity date is 366 days from the closing date of the loan transaction. The Company will pay monthly interest on the collateral in the form of 27 SVS through the maturity date. The Lender may put any unsold interest shares to the Company upon maturity at a price of $4.50 per share. Kevin Murphy, the Chairman of the board of directors, loaned $21,000 of the $22,000 borrowed by the Company to the Lender. The loan is secured by the non-U.S. intellectual property assets, a cannabis state license and 12,000 SVS shares of the Company. Refer to Note 10 for further discussion.
Pursuant to the Amended Arrangement, the monthly interest on the collateral payable to Kevin Murphy was modified to cash payments for the remaining duration of the term at an interest rate of 12% per annum, payable upon maturity. The remaining interest will continue to be paid monthly in the form of 2 Fixed Shares and 1 Floating Share through the maturity date.

15.    INCOME TAXES
The domestic and foreign components of loss before income taxes for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
Domestic	$(376,905)	$(190,173)	$(30,725)
Foreign	(453)	—	—
Loss before income taxes	$(377,358)	$(190,173)	$(30,725)

The provision for income taxes for the years ended December 31, 2020, 2019 and 2018 are as follows:

Income tax provision	Year Ended December 31,
	2020	2019	2018
Current taxes:
Federal	$10,375	$6,351	$1,117
State	4,790	2,482	475
Total current	15,165	8,833	1,592
Deferred taxes:
Federal	(21,173)	(2,625)	(38)
State	(11,232)	(1,219)	(18)
Total deferred	(32,405)	(3,844)	(56)
Total income tax provision (benefit)	$(17,240)	$4,989	$1,536

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The table below reconciles the expected statutory federal income tax to the actual income tax provision (benefit):

Tax provision reconciliation	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
	$	%	$	%	$	%
Computed expected federal income tax benefit	$(79,245)	21.0%	$(39,936)	21.0%	$(6,452)	21.0%
Increase (decrease) in income taxes resulting from:
State taxes	(35,715)	9.5	(20,151)	10.6	(3,022)	9.8
Nondeductible permanent items	76,128	(20.2)	49,231	(25.9)	4,483	(14.6)
Pass-through entities & non-controlling interests	20,001	(5.3)	13,465	(7.1)	6,375	(20.7)
Increase in valuation allowance	1,518	(0.4)	1,816	(1.0)	149	(0.5)
Other	73	—	564	(0.2)	3	—
Actual income tax provision (benefit)	$(17,240)	4.6%	$4,989	(2.6)%	$1,536	(5.0)%
The following table presents a reconciliation of gross unrecognized tax benefits:

Unrecognized tax benefits	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$1,867	$1,394	$1,391
Increase based on tax positions related to current period	—	—	—
Increase based on tax positions related to prior period	6,565	500	3
Decrease based on tax positions related to prior period	(574)	—	—
Decrease related to settlements with taxing authorities	(139)	(27)	—
Balance at end of period	$7,719	$1,867	$1,394
Interest and penalties related to unrecognized tax benefits are recorded as components of the provision for income taxes. As of December 31, 2020 and 2019, we had interest accrued of approximately $506 and $210, respectively. Accrued interest and penalties are included in Other current liabilities in the Consolidated Statements of Financial Position.
The principal components of deferred taxes as of December 31, 2020 and 2019 are as follows:

Deferred taxes	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating losses	$2,786	$1,295
Other	697	670
Total deferred tax assets	3,483	1,965
Valuation allowance	(3,483)	(1,965)
Net deferred tax asset	—	—
Deferred tax liabilities:
Partnership basis difference	(34,673)	(63,997)
Net deferred tax liability	(34,673)	(63,997)

Net deferred tax liabilities	$(34,673)	$(63,997)
The Company assesses available positive and negative evidence to estimate if it is more likely than not to use certain jurisdiction-based deferred tax assets including net operating loss carryovers. On the basis of this assessment, a valuation allowance was recorded during the years ended December 31, 2020 and 2019.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
As of December 31, 2020, the Company has $4,596 of domestic federal net operating loss carryovers with no expiration date. As of December 31, 2020, the Company has various state net operating loss carryovers that expire at different times, the earliest of which is 2023.  The statute of limitations with respect to our federal returns remains open for tax years 2018 and forward.  For certain acquired subsidiaries, the federal statue remains open with respect to tax years 2014 and forward.

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
On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2020 and 2019 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2020, 2019, and 2018 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company is subject to 280E, the CARES Act did not have an impact on the financial statements.
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

17.    SUBSEQUENT EVENTS
Compass Neuroceuticals Litigation
In February 2021, a JAMS arbitration was initiated in Atlanta by Acreage Georgia LLC (“Acreage Georgia”) against its former consultant, Compass Neuroceuticals, Inc. (“Compass”), stemming from Compass’ breach of the consulting agreement entered into between the parties in June 2019, related to the preparation of an application for a Class 1 cultivation license in Georgia. Acreage Georgia is alleging damages, including lost profits, of approximately $9,000. Compass filed counterclaims for breach, also in the $9,000 range. A final arbitration hearing is currently scheduled for August 2021. The matter is in its early stages, therefore, it is too early to ascertain the materiality of any potential settlement or judgment, but the Company plans to defend itself vigorously in this matter.

Sale of Acreage Florida
On February 25, 2021, the Company entered into a definitive agreement to sell its ownership interests in Acreage Florida, Inc. (“Acreage Florida”) for an aggregate purchase price of $60,000. Acreage Florida is licensed to operate medical marijuana dispensaries, a processing facility and a cultivation facility in the state of Florida. The agreement also includes the sale of property in Sanderson, Florida. The aggregate purchase price includes an upfront cash payment of $5,000, an additional $20,000 in cash, $7,000 of the buyer’s common stock and $28,000 in promissory notes upon the closing of the transaction expected in the second quarter of 2021, subject to customary closing conditions, including the procurement of all necessary approvals for the transfer to the buyer of the Florida license for the operation of medical marijuana businesses.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

3.55% Credit facility and collateral
On March 7, 2021, the Company extended the maturity date related to its $22,000 in borrowings pursuant to a loan transaction with IP Investment Company, LLC to March 31, 2021, which operates as cash collateral for the credit facility with an institutional lender.

On March 11, 2021, the Company accelerated the maturity date related to its $21,000 in borrowings pursuant to a loan transaction with an institutional investor to June 15, 2021, related to the loan described above with IP Investment Company, LLC. Refer to Note 10 for further discussion.

Standby Equity Distribution Agreement (SEDA)
On each of September 28, 2020 and January 25, 2021, the Company entered into letter agreements (the “Letter Agreements”) with the institutional investor extending the termination deadline of the SEDA to the earliest of November 30, 2020 and June 30, 2021, respectively, and the date that the Company has obtained both a receipt from the Ontario Securities Commission for a short-form final base shelf prospectus and a declaration from the United States Securities and Exchange Commission that its registration statement is effective, in each case qualifying an At-The-Market equity offering program. On March 11 2021, the SEDA termination deadline was further extended to April 15, 2022.

18.    QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2020
Total revenues, net	$24,225	$27,072	$31,742	$31,506
Gross profit	9,954	11,211	13,475	14,518
Net loss	(222,229)	(44,370)	(48,036)	(45,484)
Net loss attributable to Acreage	(171,954)	(37,192)	(40,548)	(36,895)
Net loss attributable to Acreage, basic and diluted	$(1.85)	$(0.38)	$(0.39)	$(0.35)
2019
Total revenues, net	$12,897	$17,745	$22,402	$21,065
Gross profit	5,320	7,613	9,694	7,817
Net loss	(30,804)	(49,265)	(49,502)	(65,591)
Net loss attributable to Acreage	(23,377)	(37,541)	(38,716)	(50,634)
Net loss attributable to Acreage, basic and diluted	$(0.29)	$(0.44)	$(0.43)	$(0.56)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective for the period ending December 31, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that our internal control over financial reporting as of December 31, 2020, was effective.

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

The operations of CCF represents approximately 5% of the Company’s total assets as of December 31, 2020 and 7% of the Company’s gross revenue for the year ended December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Ethical Business Conduct

The directors of the Company have adopted a formal written code of ethics and business conduct (the “Code of Conduct”) in addition to compliance with applicable governmental laws, rules and regulations. The Code of Conduct is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	avoidance of conflicts of interest with the interests of the Company;

•	protection and proper use of corporate assets and opportunities;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt reporting of any violations of the Code of Conduct to an appropriate person or person identified in the Code of Conduct; and

•	accountability for adherence to the Code of Conduct.

The Code of Conduct sets the minimum standards expected to be met or exceeded in all business and dealings of the Company and provides guidelines to help address new situations. The directors of the Company expect the Company’s employees, officers, directors and representatives to act with honesty and integrity and to avoid any relationship or activity that might create, or appear to create, a conflict between their personal interest and the interests of the Company.

A copy of our Code of Conduct is available without charge to any person desiring a copy of the Code of Conduct. You may request a copy of the Code of Conduct by submitting written request to us at our offices at 450 Lexington Ave, #3308, New York, New York, 10163.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

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

(3) Exhibits Required by Item 601 of Regulation S-K

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
2.1	Arrangement Agreement between Canopy Growth Corporation and Acreage Holdings Inc. dated April 18, 2019.†	6-K	000-56021	99.2	4/30/2019
2.2	First Amendment to Arrangement Agreement between Canopy Growth Corporation and Acreage Holdings, Inc., dated May 15, 2019.	6-K	000-56021	99.2	6/20/2019
2.3	Agency Agreement, between Canaccord Genuity Corp. and Acreage Holdings, Inc., dated February 10, 2020.	8-K	000-56021	1.1	2/13/2020
3.1	Articles of Incorporation.	8-A	000-56071	3.1	9/23/2020
4.1	Form of Indenture.	F-10	333-232313	7.1	6/24/2019
4.2	Credit Agreement dated February 7, 2020.**	8-K	000-56021	4.1	2/13/2020
4.3	Special Warrant Indenture, between Acreage Holdings, Inc. and Odyssey Trust Company, dated February 10, 2020.	8-K	000-56021	4.2	2/13/2020
4.4	Warrant Indenture, between Acreage Holdings, Inc. and Odyssey Trust Company, dated February 10, 2020.	8-K	000-56021	4.3	2/13/2020

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
4.5	Credit Agreement, dated March 11, 2020, by and among Acreage Finance Delaware, LLC, Acreage IP Holdings, LLC, Prime Wellness of Connecticut, LLC, D&B Wellness, LLC, Thames Valley Apothecary, LLC and IP Investment Company, LLC.	10-K	000-56021	4.5	5/29/2020
4.6	Security Agreement, dated March 11, 2020, by and among Acreage IP Holdings, LLC and IP Investment Company, LLC	10-K	000-56021	4.6	5/29/2020
4.7	Guaranty, dated March 11, 2020, of Acreage IP Holdings, LLC to IP Investment Company, LLC.	10-K	000-56021	4.7	5/29/2020
4.8	Second Amending Agreement, effective March 11, 2020, to Credit Agreement originally dated February 7, 2020.**	10-K	000-56021	4.8	5/29/2020
4.9	Description of Securities					X
10.1	Acreage Holdings, Inc. Omnibus Incentive Plan, as amended and restated August 19, 2019.+	S-1	333-252828	10.1	2/8/2021
10.2	Form of Stock Option Award Agreement.+	S-1	333-252828	10.2	2/8/2021
10.3	Form of Restricted Stock Award Agreement.	S-1	333-252828	10.3	2/8/2021
10.4	Form of Indemnity Agreement.	10-K	000-56021	10.4	5/29/2020
10.5	Third Amended and Restated Limited Liability Agreement, dated November 14, 2018.	40-F	000-56021	99.42	1/29/2019
10.6	First Amendment to Third Amended and Restated Limited Liability Agreement, dated November 14, 2018, dated May 10, 2019.	10-K	000-56021	10.6	5/29/2020
10.7	Second Amendment to Third Amended and Restated Limited Liability Agreement, dated November 14, 2018, dated June 27, 2019.	10-K	000-56021	10.7	5/29/2020
10.8	Third Amendment to Third Amended and Restated Limited Liability Agreement, dated November 14, 2018, dated September 23, 2020.	S-1	333-252828	10.7	2/8/2021
10.9	Tax Receivables Agreement, by and among Acreage Holdings America, Inc., High Street Capital Partners, LLC and the members of the High Street Capital Partners, LLC, dated November 14, 2018.	40-F	000-56021	99.43	1/29/2019
10.1	Coattail Agreement, between Acreage Holdings, Inc. and Odyssey Trust Fund, dated November 14, 2018.	40-F	000-56021	99.41	1/29/2019
10.11	Support Agreement, between Acreage Holdings, Inc. and Acreage Holdings WC, Inc., dated November 14, 2018.	40-F	000-56021	99.44	1/29/2019
10.12	Support Agreement, by and among Acreage Holdings, Inc., Acreage Holdings America, Inc. and High Street Capital Partners, dated November 14, 2018.	40-F	000-56021	99.45	1/29/2019

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
10.13	Second Amendment to Arrangement Agreement between Canopy Growth Corporation and Acreage Holdings, Inc., dated September 23, 2020. †	8-K	000-56021	10.1	9/28/2020
10.14	Proposal Agreement Between Canopy Growth Corporation and Acreage Holdings Inc. dated June 24, 2020	8-K	000-56021	2.1	6/30/2020
10.15	Debenture issued to Universal Hemp, LLC to 11065220, dated as of September 23, 2020	8-K	000-56021	10.2	9/28/2020
10.16	Amendment to Credit Agreement by and among Acreage Finance Delaware, LLC, Acreage IP Holdings, LLC, Prime Wellness of Connecticut, LLC, D&B Wellness, LLC, Thames Valley Apothecary, LLC and IP Investment Company, LLC, dated as of September 23, 2020.	8-K	000-56021	10.3	9/28/2020
10.17	Amendment to Warrant Indenture between Acreage Holdings, Inc. and Odyssey Trust Company, dated as of September 23, 2020.	8-K	000-56021	10.4	9/28/2020
10.18	Loan Agreement, dated September 28, 2020.**	8-K	000-56021	10.1	9/30/2020
10.19	Loan Agreement among High Street Capital Partners, LLC, the Lenders who may become parties thereto and Acquiom Agency Services LLC, as administrative and collateral agent for the Lenders, dated October 30, 2020.	8-K	000-56021	10.1	11/4/2020
10.20	Construction Loan and Security Agreement by and among In Grown Farms, LLC 2, for the benefit of Pelorus Fund, LLC and the Lender, dated November 25, 2020.	8-K	000-56021	10.1	12/2/2020
10.21	Secured Convertible Debenture of Acreage Holdings, Inc., dated May 29, 2020.	8-K	000-56021	10.2	6/4/2020
10.22	Standby Equity Distribution Agreement, between Acreage Holdings, Inc. and SAFMB Concord LP, dated May 29, 2020.	S-3	333-239332	10.15	6/22/2020
10.23	Loan Agreement between High Street Capital Partners, LLC and ALBF Investments, LLC, dated June 16, 2020.	S-3	333-239332	10.16	6/22/2020
10.24	Form of Voting Support and Lock-Up Agreement.	8-K	000-56021	1.1	8/19/2020
10.25	Letter amending the Standby Equity Distribution Agreement by and between the Institutional Investor and Acreage Holdings, Inc., dated September 28, 2020	8-K	000-56021	10.1	1/28/2021
10.26	Letter amending the Standby Equity Distribution Agreement by and between the Institutional Investor and Acreage Holdings, Inc., dated January 25, 2021	8-K	000-56021	10.1	1/28/2021

Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
10.27	Separation Agreement between Tyson Macdonald and Acreage Holdings, Inc., effective March 9, 2020	S-1	333-252828	10.22	2/8/2021
10.28	Stock Purchase Agreement by and among RWB Florida LLC, Red, White & Bloom Inc., High Street Capital Partners, LLC and Acreage Florida, Inc. dated February 24, 2021					X
10.29	Amendment No. 2 to Credit Agreement by and among Acreage Finance Delaware, LLC, Acreage IP Holdings, LLC and IP Investment Company, LLC, originally dated as of March 11, 2020.	8-K	000-56021	10.1	3/11/2021
10.30	Amendment No. 3 to Credit Agreement by and among Acreage Finance Delaware, LLC, Acreage IP Holdings, LLC and IP Investment Company, LLC, originally dated as of March 11, 2020.	8-K	000-56021	10.2	3/11/2021
10.31	Letter amending the Standby Equity Distribution Agreement by and between the Institutional Investor and Acreage Holdings, Inc., dated March 11, 2021					X
10.32	Third Amending Agreement, effective March 11, 2021, to Credit Agreement originally dated February 7, 2020.**					X
21.1	Subsidiaries as of December 31, 2020					X
23.1	Consent of Marcum LLP, the Independent Registered Public Accounting Firm of Acreage Holdings, Inc.					X
24.1	Power of Attorney (included on the signature page).					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
101	Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, (ii) Consolidated Balance Sheets at December 31, 2020 and 2019, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2020.					X

+ Indicates management contract or compensatory plan.
* Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
**Portions of the exhibit have been redacted on the basis that the information redacted would likely cause competitive harm to the registrant if publicly disclosed.
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
Date: March 25, 2021

Acreage Holdings, Inc.

By:	/s/ Glen Leibowitz
Glen Leibowitz
Chief Financial Officer
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin Murphy and James Doherty, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Peter Caldini	Chief Executive Officer (Principal Executive Officer)	March 25, 2021
Peter Caldini

/s/ Glen Leibowitz	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2021
Glen Leibowitz

/s/ Kevin Murphy	Chairman	March 25, 2021
Kevin Murphy

/s/ John Boehner	Director	March 25, 2021
John Boehner

/s/ Douglas Maine	Director	March 25, 2021
Douglas Maine

/s/ Brian Mulroney	Director	March 25, 2021
Brian Mulroney

/s/ William Van Faasen	Director	March 25, 2021
William Van Faasen

/s/ Katherine J. Bayne	Director	March 25, 2021
Katherine J. Bayne