Form 10-Q
period 2021-03-31
Acreage Holdings, Inc.
filed 2021-05-10
CIK 1762359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

As of May 3, 2021, there were 73,494,279 and 32,114,122 Class E subordinate voting shares and Class D subordinate voting shares, as converted, issued and outstanding, respectively.

TABLE OF CONTENTS
Acreage Holdings, Inc.
Form 10-Q
For the Three Months Ended March 31, 2021

ACREAGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
PART I
Item 1. Financial Statements and Supplementary Data

(in thousands)	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$22,844	$32,542
Restricted cash	23,097	22,097
Inventory	25,375	23,715
Notes receivable, current	8,892	2,032
Assets held-for-sale	73,381	62,971
Other current assets	5,748	4,663
Total current assets	159,337	148,020
Long-term investments	33,968	34,126
Notes receivable, non-current	94,392	97,901
Capital assets, net	92,963	89,136
Operating lease right-of-use assets	16,889	17,247
Intangible assets, net	137,624	138,983
Goodwill	31,922	31,922
Other non-current assets	4,271	4,718
Total non-current assets	412,029	414,033
TOTAL ASSETS	$571,366	$562,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$19,123	$18,913
Taxes payable	18,857	14,780
Interest payable	5,688	3,504
Operating lease liability, current	1,285	1,492
Debt, current	47,642	27,139
Non-refundable deposits on sale	6,500	750
Liabilities related to assets held-for-sale	19,167	18,154
Other current liabilities	12,534	13,010
Total current liabilities	130,796	97,742
Debt, non-current	132,870	153,318
Operating lease liability, non-current	16,331	16,609
Deferred tax liability	34,276	34,673
Other liabilities	—	2
Total non-current liabilities	183,477	204,602
TOTAL LIABILITIES	314,273	302,344
Commitments and contingencies
Common stock, no par value - unlimited authorized, 103,440 and 101,250 issued and outstanding, respectively	—	—
Additional paid-in capital	743,961	737,290
Treasury stock, 842 common stock held in treasury	(21,054)	(21,054)
Accumulated deficit	(483,014)	(475,205)
Total Acreage Shareholders' equity	239,893	241,031
Non-controlling interests	17,200	18,678
TOTAL EQUITY	257,093	259,709

TOTAL LIABILITIES AND EQUITY	$571,366	$562,053
See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
REVENUE
Retail revenue, net	$25,847	$17,573
Wholesale revenue, net	10,016	6,548
Other revenue, net	2,530	104
Total revenues, net	38,393	24,225
Cost of goods sold, retail	(13,082)	(10,889)
Cost of goods sold, wholesale	(4,690)	(3,382)
Total cost of goods sold	(17,772)	(14,271)
Gross profit	20,621	9,954

OPERATING EXPENSES
General and administrative	9,218	13,032
Compensation expense	10,362	14,477
Equity-based compensation expense	6,042	34,737
Marketing	12	987
Impairments, net	818	187,775
Loss on notes receivable	—	8,161
Recovery of assets held-for-sale	(8,616)	—
Legal settlements, net	10	—
Depreciation and amortization	969	2,067
Total operating expenses	18,815	261,236

Net operating income (loss)	$1,806	$(251,282)

(Loss) income from investments, net	(144)	234
Interest income from loans receivable	1,465	1,647
Interest expense	(4,857)	(1,226)
Other loss, net	(1,566)	(174)
Total other (loss) income	(5,102)	481

Loss before income taxes	$(3,296)	$(250,801)

Income tax (expense) benefit	(5,346)	28,572

Net loss	$(8,642)	$(222,229)

Less: net loss attributable to non-controlling interests	(833)	(50,275)

Net loss attributable to Acreage Holdings, Inc.	$(7,809)	$(171,954)

Net loss per share attributable to Acreage Holdings, Inc. - basic and diluted:	$(0.07)	$(1.85)

Weighted average shares outstanding - basic and diluted	106,204	92,902

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity	Non-controlling Interests	Total Equity
December 31, 2019	—	90,646	$615,678	$(21,054)	$(188,617)	$406,007	$88,787	$494,794
Issuances for private placement	—	6,085	27,887	—	—	27,887	—	27,887
NCI adjustments for changes in ownership	—	113	(6,564)	—	—	(6,564)	6,564	—
Capital distributions, net	—	—	—	—	—	—	(18)	(18)
Equity-based compensation expense and related issuances	—	586	34,737	—	—	34,737	—	34,737
Net loss	—	—	—	—	(171,954)	(171,954)	(50,275)	(222,229)
March 31, 2020	—	97,430	$671,738	$(21,054)	$(360,571)	$290,113	$45,058	$335,171

December 31, 2020	3,861	101,250	$737,290	$(21,054)	$(475,205)	$241,031	$18,678	$259,709
Purchase of non-controlling interest in subsidiary	—	—	(272)	—	—	(272)	(14)	(286)
NCI adjustments for changes in ownership	—	400	601	—	—	601	(601)	—
Capital distributions, net	—	—	—	—	—	—	(30)	(30)
Other equity transactions	—	97	300	—	—	300	—	300
Equity-based compensation expense and related issuances	—	1,693	6,042	—	—	6,042	—	6,042
Net loss	—	—	—	—	(7,809)	(7,809)	(833)	(8,642)
March 31, 2021	3,861	103,440	$743,961	$(21,054)	$(483,014)	$239,893	$17,200	$257,093
See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,642)	$(222,229)
Adjustments for:
Depreciation and amortization	969	2,067
Depreciation and amortization included in COGS	552	156
Equity-based compensation expense	6,042	34,737
Loss on disposal of capital assets	1,592	—
Impairments, net	818	187,775
Loss on notes receivable	—	8,161
Non-cash other revenue	(2,500)	—
Non-cash interest expense	1,119	319
Non-cash operating lease adjustments	(391)	527
Deferred tax benefit	(400)	(31,694)
Non-cash income from investments, net	(157)	(234)
Recovery of assets held-for-sale	(8,616)	—
Change, net of acquisitions in:
Inventory	(1,736)	(2,530)
Other assets	(1,289)	(835)
Interest receivable	292	882
Accounts payable and accrued liabilities	(1,328)	(5,226)
Taxes payable	4,618	2,729
Interest payable	2,184	29
Other liabilities	5,284	(35)
Net cash used in operating activities	$(1,589)	$(25,401)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital assets	$(5,421)	$(7,790)
Investments in notes receivable	(1,229)	(11,560)
Collection of notes receivable	86	23
Cash paid for long-term investments	302	—
Proceeds from sale of capital assets	5	—
Business acquisitions, net of cash acquired	(286)	—
Distributions from investments	13	8
Net cash used in investing activities	$(6,530)	$(19,319)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	$—	$5,000
Repayment of related party loan	—	(20,000)
Proceeds from debt financing	1,190	21,000
Deferred financing costs paid	—	(1,531)
Proceeds from equity transactions	301	27,887
Collateral received from financing agreement	—	22,000
Repayment of debt	(2,070)	(197)
Net cash (used in) provided by financing activities	$(579)	$54,159
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,698)	$9,439
Cash, cash equivalents and restricted cash - Beginning of period	54,639	26,600
Cash, cash equivalents and restricted cash - End of period	$45,941	$36,039

	Three Months Ended March 31,
(in thousands)	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid - non-lease	$1,555	$2
Income taxes paid	1,044	525
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets not yet paid for	$1,805	$4,377
Exchange of intangible assets to notes receivable (Note 4)	—	18,800
Holdback of Maine HSCP notes receivable (Note 6)	—	917

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
In response to the outbreak, governmental authorities in the United States, Canada and internationally have introduced various recommendations and measures to try to limit the pandemic, including travel restrictions, border closures, non-essential business closures, quarantines, self-isolations, shelters-in-place and social distancing. The COVID-19 outbreak and the response of governmental authorities to try to limit it are having a significant impact on the private sector and individuals, including unprecedented business, employment and economic disruptions. Management has been closely monitoring the impact of COVID-19, with a focus in the health and safety of the Company’s employees, business continuity and supporting its communities. The Company has implemented various measures to reduce the spread of the virus, including implementing social distancing measures at its cultivation facilities, manufacturing facilities, and dispensaries, enhancing cleaning protocols at such facilities and dispensaries and encouraging employees to adhere to preventative measures recommended by local, state, and federal health officials.
2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and going concern
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021, or any other period.
As reflected in the financial statements, the Company had an accumulated deficit as of March 31, 2021, as well as a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.
However, management believes that substantial doubt about the Company’s ability to meet its obligations for the next twelve months from the date these financial statements were issued has been alleviated due to, but not limited to, (i) access to future capital commitments, (ii) continued sales growth from the Company’s consolidated operations, (iii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iv) restructuring plans that have already been put in place to improve the Company’s profitability, (v) the Standby Equity Distribution Agreement (refer to Note 13 and 17 for further discussion) and (vi) the anticipated Non-Core Divestitures (refer to Note 3 for further discussion).
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
These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, dated March 25, 2021, as filed with the Securities and Exchange Commission (the “2020 Form 10-K”).

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Emerging growth company
The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies.
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
Basis of consolidation
The unaudited condensed consolidated financial statements include the accounts of Acreage, its subsidiaries and variable interest entities (“VIEs”) where the Company is considered the primary beneficiary, if any, after elimination of intercompany accounts and transactions. Investments in entities in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method. The Company’s proportionate share of net income or loss of the entity is recorded in Income (loss) from investments, net in the Consolidated Statements of Operations.
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
Restricted cash
Restricted cash represents funds contractually held for specific purposes (refer to Note 10) and, as such, not available for general corporate purposes. Cash and restricted cash, as presented on the Statements of Cash Flows, consists of $22,844 and $23,097 as of March 31, 2021, respectively, and $13,944 and $22,095 as of March 31, 2020, respectively.
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
The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The debt discounts under these arrangements are amortized over the earlier of (i) the term of the related debt using the straight line method which approximates the interest rate method or (ii) redemption of the debt. The amortization of debt discounts is included as a component of Interest expense in the accompanying Statements of Operations. Refer to Note 10 for further discussion.
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
Net loss per share
Net loss per share represents the net loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis. Basic and diluted loss per share are the same as of March 31, 2021 and 2020 as the issuance of shares upon conversion, exercise or vesting of outstanding units would be anti-dilutive in each period. There were 44,466 and 46,962 potentially dilutive shares outstanding as of March 31, 2021 and 2020, respectively. Refer to Note 16 for further discussion.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
3.    ACQUISITIONS, DIVESTITURES AND ASSETS HELD FOR SALE
Acquisitions
During the three months ended March 31, 2021, a subsidiary of the Company, HSC Solutions, LLC (“HSC Solutions”) entered into an assignment of membership agreement to acquire the remaining non-controlling interests of its subsidiary, NCC Real Estate, LLC (“NCCRE”), based primarily on the fair value of property held by NCCRE estimated in the amount of $850. The consideration paid to the non-controlling interest sellers of $286 was recorded in Additional paid-in capital and Non-controlling interests on the Statements of Financial Position, as of March 31, 2021. Additionally, the Company subsequently repaid the outstanding principal balance of the NCCRE secured loan. Refer to Note 10 for further discussion.
Divestitures
During the three months ended March 31, 2021, and 2020, the Company did not complete any divestitures.
Assets Held for Sale
On June 30, 2020, the Company determined certain businesses and assets met the held-for-sale criteria. The Company has identified the following businesses as their separate disposal groups: Acreage Florida, Inc. (“Acreage Florida”), Kanna, Inc., Maryland Medicinal Research & Caring, LLC (“MMRC”) and certain Oregon entities comprising 22nd & Burn, Inc., The Firestation 23, Inc., East 11th Incorporated and a dispensary in Springfield, Oregon, collectively (“Cannabliss”). As further disposal groups, the Company has identified certain assets owned in HSCP Oregon, LLC (comprising Medford and Powell) and Michigan as held-for-sale.
In accordance with ASC 205-20-45 - Discontinued Operations, a disposal of a component of an entity shall be reported in discontinued operations if the divestiture represents a strategic shift that will have a major effect on the entity’s operations and financial results. Management determined that the expected divestitures will not represent a strategic shift that will have a major effect on the Company’s operations and financial results and thus will not report the expected divestitures of these assets as discontinued operations.
Upon classification of the disposal groups as held for sale, the Company tested each disposal group for impairment and recognized charges of $11,003 for the year ended December 31, 2020 to write the disposal groups down to its fair value less costs to sell. During the three months ended March 31, 2021, the Company recognized a recovery on the Acreage Florida disposal group of $8,616 within Recovery of assets held-for-sale on the Statements of Operations as the estimated fair value less costs to sell increased. Additionally, all assets and liabilities determined within these disposal groups were transferred into Assets held-for-sale and Liabilities related to assets held-for-sale on the Statements of Financial Position, respectively as of March 31, 2021 from each of their previous respective financial statement captions. Refer to the table below for further details.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The preliminary fair values of the major classes of assets and liabilities of the businesses and assets classified as held-for-sale on the Statements of Financial Position are presented below and are subject to change based on developments during the sales process.

	March 31, 2021
	Acreage Florida(3)	Kanna, Inc.	MMRC(1)	Michigan	Cannabliss	OR - Medford(2)	OR - Powell(2)	Total
Cash	$212	$—	$—	$—	$—	$—	$—	$212
Inventory	606	—	—	—	265	100	104	1,075
Notes receivable, current	—	—	—	—	—	62	—	62
Other current assets	169	—	10	—	1	—	—	180
Total current assets classified as held-for-sale	987	—	10	—	266	162	104	1,529
Capital assets, net	10,093	1,156	286	7,469	83	2,252	7	21,346
Operating lease right-of-use assets	16,796	944	362	—	1,354	321	164	19,941
Intangible assets, net	26,190	970	801	—	—	—	—	27,961
Goodwill	—	—	—	—	2,192	—	—	2,192
Other non-current assets	339	—	—	—	23	40	10	412
Total assets classified as held for sale	$54,405	$3,070	$1,459	$7,469	$3,918	$2,775	$285	$73,381

Accounts payable and accrued liabilities	$(260)	$(127)	$(6)	$—	$(492)	$—	$(39)	$(924)
Taxes payable	—	(15)	—	—	(688)	—	—	(703)
Operating lease liability, current	(509)	(259)	(29)	—	(257)	(136)	(126)	(1,316)
Other current liabilities	(134)	—	—	—	—	—	—	(134)
Total current liabilities classified as held-for-sale	(903)	(401)	(35)	—	(1,437)	(136)	(165)	(3,077)
Operating lease liability, non-current	(13,979)	(542)	(317)	—	(1,004)	(254)	—	(16,096)
Deferred tax liabilities	—	—	—	—	6	—	—	6
Total liabilities classified as held-for-sale	$(14,882)	$(943)	$(352)	$—	$(2,435)	$(390)	$(165)	$(19,167)
(1) In August 2020, the Company entered into a transaction of sale for MMRC for $1,500 with a buyer. The Company’s applicable subsidiary, when permitted by state law, will transfer all of the issued and outstanding membership interests of MMRC to the buyer. In the interim, and subject to regulatory approval, the buyer and MMRC will enter into a management services agreement for the management and operation of MMRC until such time as the Company can transfer the equity of MMRC to the buyer.
(2) In February 2021, a subsidiary of the Company entered into a definitive agreement and management services agreement to sell an indoor cultivation facility in Medford, Oregon and a retail dispensary in Portland, Oregon, for total consideration of $3,000, to be paid in a series of tranches based on estimated regulatory approvals expected not to exceed 18 months.
(3) In February 2021, the Company entered into a definitive agreement to sell its ownership interests in Acreage Florida for an aggregate purchase price of $60,000. Acreage Florida is licensed to operate medical marijuana dispensaries, a processing facility and a cultivation facility in the state of Florida. The agreement also includes the sale of property in Sanderson, Florida. The aggregate purchase price includes an upfront cash payment of $5,000, an additional $20,000 in cash, $7,000 of the buyer’s common stock and the issuance of $28,000 in promissory notes upon the closing. These terms were modified upon the closing of the transaction in April 2021, refer to Note 17 for further discussion.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
4.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets
The following table details the intangible asset balances by major asset classes:

Intangibles	March 31, 2021	December 31, 2020
Finite-lived intangible assets:
Management contracts	$16,467	$19,580
Accumulated amortization on finite-lived intangible assets:
Management contracts	(3,508)	(5,262)
Finite-lived intangible assets, net	12,959	14,318

Indefinite-lived intangible assets
Cannabis licenses	124,665	124,665

Total intangibles, net	$137,624	$138,983
The intangible assets balance as of March 31, 2021 excludes intangible assets reclassified to assets held for sale. Refer to Note 3 for further discussion. The average useful life of finite-lived intangible assets ranges from one to five years.
Impairment of intangible assets
In December 2019, a novel strain of coronavirus emerged in Wuhan, China, which since then, has spread worldwide. As a result of the recent global economic impact and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing.
The Company performed a quantitative analysis and concluded certain of the indefinite-lived cannabis licenses had a fair value below the carrying value as of March 31, 2020. Accordingly, during the three months ended March 31, 2020, the Company recognized impairment charges of $92,798 with respect to its indefinite-lived intangible assets at Acreage Florida, Inc., Form Factory Holdings, LLC (“Form Factory”) and Kanna, Inc. The charge is recognized in Impairments, net on the Statements of Operations.
The Company evaluated the recoverability of the related finite-lived intangible assets to be held and used by comparing the carrying amount of the assets to the future net undiscounted cash flows expected to be generated by the assets, or comparable market sales data to determine if the carrying value is recoverable.
During the three months ended March 31, 2021, the Company recognized an impairment charge of $818, related to its finite-lived intangible asset at Prime Alternative Treatment Center Consulting, LLC (“PATCC”), due to changes in expected cash flows pursuant to a revised consulting services agreement. During the three months ended March 31, 2020, the Company recognized impairment charges of $8,324, with respect to its finite-lived intangible assets at Form Factory and CWG Botanicals, Inc. (“CWG”). These charges are recognized in Impairments, net on the Statements of Operations.
These impairments resulted in the recognition of a tax provision benefit and an associated reversal of deferred tax liabilities of $205 and $31,316 during the three months ended March 31, 2021 and 2020, respectively.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
WCM Refinancing

On March 6, 2020, a subsidiary of the Company closed on a refinancing, transaction and conversion related to Northeast Patients Group, operating as Wellness Connection of Maine (“WCM”), a medical cannabis business in Maine, resulting in ownership of WCM by three individuals. In connection with the transaction, WCM converted from a non-profit corporation to a for-profit corporation. Refer to Note 6 for further discussion. Concurrently, a portion of the management contract was converted into a promissory note of $18,800 in Notes receivable, non-current on the Statements of Financial Position in exchange for the previously held management contract. An impairment was determined as the differential between the net carrying value of the previously held management contract and the promissory note received in exchange. This resulted in an impairment loss to finite-lived intangible assets of $9,395 in Impairments, net on the Statements of Operations for the three months ended March 31, 2020.
Amortization expense recorded during the three months ended March 31, 2021 and 2020 was $541 and $1,165, respectively.
During the three months ended March 31, 2021, the Company revised its estimated useful life related to its management services agreements with Greenleaf Apothecaries, LLC, Greenleaf Therapeutics, LLC and Greenleaf Gardens, LLC (together “Greenleaf), due to changes in the expected duration of the agreements.
Expected annual amortization expense for existing intangible assets subject to amortization at March 31, 2021 is as follows for each of the next five fiscal years:

Amortization of Intangibles	2021	2022	2023	2024	2025
Amortization expense	$9,469	$815	$815	$815	$815
Goodwill
The following table details the changes in the carrying amount of goodwill:

Goodwill	Total
December 31, 2020	$31,922
Acquisitions	—
Impairment	—
Less: Goodwill held for sale	—
March 31, 2021	$31,922
Also as a result of the recent global economic impact and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing.
During the three months ended March 31, 2020, the Company recognized impairment charges of $65,304, with respect to its goodwill related to Form Factory. The Company applied the discounted cash flow approach to determine the fair value of Form Factory. The charge is recognized in Impairments, net on the Statements of Operations.
Pursuant to the WCM refinancing described above, the Company recognized an impairment loss to goodwill of $11,586 on Impairments, net on the Statements of Operations for the three months ended March 31, 2020. This was determined as the differential between the net carrying value of the previously held management contract and the promissory note received in exchange.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
5.    INVESTMENTS
The carrying values of the Company’s investments in the Statements of Financial Position as of March 31, 2021 and December 31, 2020 are as follows:

Investments	March 31, 2021	December 31, 2020
Investments held at FV-NI	33,968	34,126
Equity method investments	—	—
Total long-term investments	$33,968	$34,126
(Loss) income from investments, net in the Statements of Operations during the three months ended March 31, 2021 and 2020 is as follows:

Investment (loss) income	Three Months Ended March 31,
	2021	2020
Investments held at FV-NI	(144)	240
Equity method investments	—	(6)
(Loss) income from investments, net	$(144)	$234
Investments held at FV-NI
The Company has investments in equity of several companies that do not result in significant influence or control. These investments are carried at fair value, with gains and losses recognized in the Statements of Operations.
Equity method investments
With a portion of the proceeds for the 6.1% loan received by Universal Hemp, LLC (“Universal Hemp”), Acreage engaged an investment advisor (the “Investment Advisor”) which, under the Investment Advisor’s sole discretion, invested on behalf of Universal Hemp $34,019 on September 28, 2020. As a result, Universal Hemp acquired 34,019 class B units, at $1 par value per unit, which represented 100% financial interest in an Investment Partnership, a Canada-based limited partnership. An affiliate of the Institutional Investor holds Class A units of the Investment Partnership. The general partner of the Investment Partnership is also an affiliate of the Institutional Investor. The Class B units are held by the Investment Advisor as an agent for Universal Hemp. Universal Hemp, through its investment with the Investment Advisor was determined to hold significant influence in the Investment Partnership in accordance with ASC 810 due to 1) the economic financial interest, and 2) the entitlement to matters as they pertain to ‘Extraordinary Resolution’ items as defined within the Investment Partnership Agreement. As a result, the Company accounted for the investment in the Investment Partnership under the equity method until December 2020. Refer to Note 10 for further discussion (“September 2020 Transactions”).
In December 2020, as the Company no longer held significant influence due to the removal of the Extraordinary Resolution entitlements and other revisions in the Investment Partnership Agreement, the Company changed its accounting for the Investment Partnership to recognize the investment at fair value, with gains and losses recognized in the Statements of Operations.
6.     NOTES RECEIVABLE

Notes receivable as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Notes receivable	$97,817	$94,171
Interest receivable	5,467	5,762
Total notes receivable	$103,284	$99,933
Less: Notes receivable, current	8,892	2,032
Notes receivable, non-current	$94,392	$97,901

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Interest income on notes receivable during the three months ended March 31, 2021 and 2020 totaled $1,465 and $1,647, respectively.
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

Lines of Credit			Balance as of
Counterparty	Maximum Obligation	Interest Rate	March 31, 2021	December 31, 2020
Greenleaf (1)	$31,200	3.25% - 4.75%	$29,422	$29,422
CWG Botanicals Inc. (“CWG”) (2)	12,000	8%	9,767	9,767
Compassionate Care Foundation, Inc. (“CCF”) (3)	12,500	18%	—	—
Prime Alternative Treatment Center, Inc. ("PATC") (4)	7,150	—%	7,150	4,650
Patient Centric of Martha’s Vineyard, Ltd. (“PCMV”) (5)	9,000	15%	7,161	6,873
Health Circle, Inc. (6)	8,000	15%	4,331	4,331
Total	$79,850		$57,831	$55,043
(1) During the year ended December 31, 2018, a subsidiary of the Company extended lines of credit to Greenleaf Apothecaries, LLC, Greenleaf Therapeutics, LLC and Greenleaf Gardens, LLC (together, “Greenleaf”), which mature in June 2023.
(2) The revolving line of credit due from CWG matures in December 2021.
(3) In September 2018, a subsidiary of the Company entered into a management agreement to provide certain advisory and consulting services to CCF for a monthly fee based on product sales.
In November 2019, certain changes in New Jersey state laws occurred to allow for-profit entities to hold cannabis licenses and certain regulatory approvals. Accordingly, a subsidiary of the Company entered into a Reorganization Agreement with CCF, whereby the management agreement will terminate and any outstanding obligations on the line of credit will convert to a direct ownership interest in CCF, which will convert to a for-profit entity. In June 2020, the transactions contemplated

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
by the Reorganization Agreement closed and the line of credit converted into equity in CCF’s successor entity. Refer to Note 3 for further discussion.
(4) PATC is a non-profit license holder in New Hampshire to which the Company’s consolidated subsidiary PATCC provides management or other consulting services.
In March 2021, PATC entered into a revised consulting services and line of credit agreement with PATCC, whereby previously unrecognized management fees were settled for $2,500, which was recognized in Other revenue, net during the three months ended March 31, 2021. Pursuant to the revised line of credit agreement, the line of credit is non-interest bearing and will be repaid on a payment schedule with seven payments in the aggregate amount of $7,150 through June 30, 2023.
(5) In November 2018, a subsidiary of the Company entered into a services agreement with PCMV. The line of credit matures in November 2023. The services agreement was terminated in February 2020.
(6) Health Circle, Inc. is a non-profit license holder in Massachusetts that formerly had a services agreement with the Company’s consolidated subsidiary MA RMD SCVS, LLC. The line of credit matures in November 2032. The services agreement was terminated in February 2020.

7.    CAPITAL ASSETS, net
Net property and equipment consisted of:

	March 31, 2021	December 31, 2020
Land	$3,811	$3,811
Building	36,756	34,114
Right-of-use asset, finance leases	5,077	5,077
Construction in progress	15,620	13,697
Furniture, fixtures and equipment	17,658	18,062
Leasehold improvements	24,634	23,681
Capital assets, gross	$103,556	$98,442
Less: accumulated depreciation	(10,593)	(9,306)
Capital assets, net	$92,963	$89,136
Depreciation of capital assets for the three months ended March 31, 2021 and 2020, include $428 and $902 of depreciation expense, and $911 and $600, that was capitalized to inventory, respectively.

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

Balance Sheet Information	Classification	March 31, 2021	December 31, 2020
Right-of-use assets
Operating	Operating lease right-of-use assets	$16,889	$17,247
Finance	Capital assets, net	4,712	4,776
Total right-of-use assets		$21,601	$22,023

Lease liabilities
Current
Operating	Operating lease liability, current	$1,285	$1,492
Non-current
Operating	Operating lease liability, non-current	16,331	16,609
Financing	Debt, non-current	5,190	5,174
Total lease liabilities		$22,806	$23,275

Statement of Operations Information	Classification	Three Months Ended March 31,
		2021	2020
Short-term lease expense	General and administrative	$88	$317
Operating lease expense	General and administrative	1,046	2,020
Finance lease expense:
Amortization of right of use asset	Depreciation and amortization	63	95
Interest expense on lease liabilities	Interest expense	184	215
Sublease income	Other loss, net	(3)	(16)
Net lease cost		$1,290	$2,314

Statement of Cash Flows Information	Classification	Three Months Ended March 31,
		2021	2020
Cash paid for operating leases	Net cash used in operating activities	$1,437	$1,493
Cash paid for finance leases - interest	Net cash used in operating activities	$169	$196

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The following represents the Company’s future minimum payments required under existing leases with initial terms of one year or more as of March 31, 2021:

Maturity of lease liabilities	Operating Leases	Finance Leases
2021 (1)	$2,992	$511
2022	2,949	701
2023	2,849	722
2024	2,912	743
2025	2,960	766
Thereafter	14,184	13,276
Total lease payments	$28,846	$16,719
Less: imputed interest	10,920	11,529
Present value of lease liabilities	$17,926	$5,190

Weighted average remaining lease term (years)	8	14
Weighted average discount rate	11%	12%
(1) Includes minimum payments under existing operating leases currently classified as held-for-sale (Refer to Note 3 for discussion).

As of March 31, 2021, there have been no leases entered into that have not yet commenced.

9.    INVENTORY

	March 31, 2021	December 31, 2020
Retail inventory	$1,855	$1,803
Wholesale inventory	18,459	18,055
Cultivation inventory	3,444	2,317
Supplies & other	1,617	1,540
Total	$25,375	$23,715

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
10.    DEBT
The Company’s debt balances consist of the following:

Debt balances	March 31, 2021	December 31, 2020
NCCRE loan	$—	$470
Seller’s notes	2,581	2,581
Financing liability (related party)	15,253	15,253
Finance lease liabilities	5,190	5,174
3.55% Credit facility due 2021	20,215	20,043
3.55% Credit facility collateral (related party)	20,845	22,169
7.5% Loan due 2023 (related party)	32,203	32,124
6.1% Secured debenture due 2030 (related party)	46,185	46,085
Hempco Foros promissory note	2,000	2,000
Senior secured term loan facility	23,200	22,870
Construction financing loan	6,090	4,438
Canwell promissory note	6,750	7,250
Total debt	$180,512	$180,457
Less: current portion of debt	47,642	27,139
Total long-term debt	$132,870	$153,318
The interest expense related to the Company’s debt during the three months ended March 31, 2021 and 2020 consists of the following:

Interest Expense	Three Months Ended March 31,
	2021	2020
NCCRE loan	$4	$5
Seller’s notes	78	72
Financing liability (related party)	351	591
Finance lease liabilities	184	215
3.55% Credit facility due 2021	599	89
3.55% Credit facility collateral (related party)	674	254
7.5% Loan due 2023 (related party)	689	—
6.1% Secured debenture due 2030 (related party)	863	—
Hempco Foros promissory note	49	—
Senior secured term loan facility	1,366	—
Total interest expense	$4,857	$1,226
NCC Real Estate, LLC (“NCCRE”) loan
NCCRE, which is owned by the Company’s consolidated subsidiary HSC Solutions, entered into a $550 secured loan with a financial institution for the purchase of a building in Rolling Meadows, Illinois. The building is leased to NCC LLC. The secured loan carries a fixed interest rate of 3.7% and is due in December 2021. In connection with the Company acquiring the remaining non-controlling interests in NCCRE, the secured loan was subsequently repaid in March 2021 (refer to Note 3 for further discussion).

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
3.55% Credit facility and collateral
In March 2020, the Company borrowed $21,000 from an institutional lender pursuant to a credit facility. The credit facility permits the Company to borrow up to $100,000, which may be drawn down by the Company in four tranches, maturing two years from the date of the first draw down. On the first advance of debt with a term of two years, the Company will pay an annual interest rate of 3.55% for the first year and LIBOR+7% after the first year. Pursuant to the terms of the credit facility, any amounts borrowed are required to be fully collateralized by restricted cash of the aggregate principal amount plus $1,000, which was met as of March 31, 2021. On March 11, 2021, the Company accelerated the maturity date related to this borrowing to June 15, 2021.
Also in March 2020, the Company closed $22,000 in borrowings pursuant to a loan transaction with IP Investment Company, LLC (the “Lender”). The maturity date is 366 days from the closing date of the loan transaction. The Company will pay monthly interest on the collateral in the form of 27 SVS through the maturity date. The Lender may put any unsold interest shares to the Company upon maturity at a price of $4.50 per share. Mr. Murphy loaned $21,000 of the $22,000 borrowed by the Company to the Lender. The loan is secured by the non-U.S. intellectual property assets, a cannabis state license and 12,000 SVS shares of the Company.
Pursuant to the Amended Arrangement, the monthly interest on the collateral payable to Mr. Murphy was modified to cash payments for the remaining duration of the term at an interest rate of 12% per annum, payable upon maturity. The remaining interest will continue to be paid monthly in the form of 2 Fixed Shares and 1 Floating Share through the maturity date.
The Company has determined such equity interest on collateral to be a mandatorily redeemable financial instrument that is recorded as a liability in accordance with ASC 480 - Distinguishing liabilities from equity (“ASC 480”). The liability is calculated based upon the share interest multiplied by the maturity price of $4.50 per share. The equity and cash liability amounted to $28 and $621, respectively as of March 31, 2021 and was recorded in Debt, current within the Statements of Financial Position.
On March 7, 2021, the Company extended the maturity date related to the $22,000 in borrowings with the Lender to March 31, 2021. On March 29, 2021, the Company further extended the maturity date of Tranche B of the loan transaction with the Lender, which is $21,000 of the $22,000 aggregate amount of the loan transaction, to June 30, 2021. Tranche A of the loan transaction with the Lender, which is $1,000 of the $22,000 aggregate amount of the loan transaction, was subsequently repaid in April 2021.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
September 2020 Transactions
On September 23, 2020, pursuant to the implementation of the Amended Arrangement (refer to Note 13), a subsidiary of Canopy Growth advanced gross proceeds of $50,000 (less transaction costs of approximately $4,025) to Universal Hemp, an affiliate of the Company, pursuant to the terms of a secured debenture (“6.1% Loan”). In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. An additional $50,000 may be advanced pursuant to the debenture subject to the satisfaction of certain conditions by Universal Hemp. The debenture bears interest at a rate of 6.1% per annum, matures 10 years from the date hereof or such earlier date in accordance with the terms of the debenture and all interest payments made pursuant to the debenture are payable in cash by Universal Hemp. The debenture is not convertible and is not guaranteed by Acreage.
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
Senior secured term loan facility
In October 2020, the Company’s subsidiary received initial commitments and funding from a syndicate of lenders for gross proceeds of $28,000 (before origination discounts and issuance costs of approximately $840 and $1,136, respectively) pursuant to a senior secured term loan facility at an annual interest rate of 15% with a maturity of 4 years from closing. The total amount available under the senior secured term loan facility is $70,000. Pursuant to the terms of the senior secured term loan facility, the Company is required to maintain a minimum cash liquidity position, which was met as of March 31, 2021.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
11.    SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
The table below details the change in Pubco shares outstanding by class for the three months ended March 31, 2021:

Shareholders’ Equity	Fixed Shares	Floating Shares	Fixed Shares Held in Treasury	Floating Shares Held in Treasury	Fixed Multiple Shares	Total Shares Outstanding
December 31, 2020	71,346	30,628	(589)	(253)	118	101,250
Issuances	890	900	—	—	—	1,790
NCI conversions	280	120	—	—	—	400
March 31, 2021	72,516	31,648	(589)	(253)	118	103,440

During the three months ended March 31, 2021, the Company issued 61 Fixed Shares and 28 Floating Shares as compensation for consulting services expense of $300, recorded in Other equity transactions on the Statements of Shareholders’ Equity. Additionally, during the three months ended March 31, 2021, the Company issued 5 Fixed Shares and 2 Floating Shares related to the 3.55% Credit facility and collateral borrowings, recorded in Other equity transactions on the Statements of Shareholders’ Equity.
Pursuant to the Amended Arrangement, on September 23, 2020, Acreage completed a capital reorganization whereby (i) each existing SVS was exchanged for 0.7 of a Fixed Share and 0.3 of a Floating Share; (ii) each existing PVS was exchanged for 28 Fixed Shares and 12 Floating Shares; and (iii) each existing MVS was exchanged for 0.7 of a Fixed Multiple Share and 0.3 of a Floating Share. No fractional Fixed Shares, Fixed Multiple Shares or Floating Shares were issued pursuant to the Capital Reorganization. Refer to Note 13 for further discussion.
The table below details the change in Pubco shares outstanding by class for the three months ended March 31, 2020:

Shareholders’ Equity	Subordinate Voting Shares	Subordinate Voting Shares Held in Treasury	Proportionate Voting Shares (as converted)	Multiple Voting Shares	Total Shares Outstanding
December 31, 2019	68,177	(842)	23,143	168	90,646
Issuances	6,671	—	—	—	6,671
NCI conversions	113	—	—	—	113
PVS conversions	294	—	(294)	—	—
March 31, 2020	75,255	(842)	22,849	168	97,430

Warrants
A summary of the warrants activity outstanding is as follows:

Warrants	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Fixed Shares	Floating Shares	SVS
Beginning balance	7,131	3,087	2,040
Granted	—	—	6,085
Expired	—	—	—
Ending balance	7,131	3,087	8,125

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
Pursuant to the Amended Arrangement, the exercise price of all other warrants outstanding as of March 31, 2021 is $17.50 and $7.50 per Fixed Share and Floating Share, respectively. Refer to Note 13 for further discussion.
The weighted-average remaining contractual life of the warrants outstanding is approximately 3 years. The aggregate intrinsic value for Fixed Share Warrants and Floating Share Warrants outstanding as of March 31, 2021 was $8,886 and nil, respectively.
The exercise price of all warrants outstanding as of March 31, 2020 was $25 per share and there was no aggregate intrinsic value for warrants outstanding as of March 31, 2020.
Non-controlling interests - convertible units
The Company has NCIs in consolidated subsidiaries USCo2 and HSCP. The non-voting shares of USCo2 and HSCP units make up substantially all of the NCI balance as of March 31, 2021 and are convertible for either 0.7 of a Fixed Share and 0.3 of a Floating Share of Pubco or cash, as determined by the Company. Summarized financial information of HSCP is presented below. USCo2 does not have discrete financial information separate from HSCP.

HSCP net asset reconciliation	March 31, 2021	December 31, 2020
Current assets	$149,321	$144,938
Non-current assets	415,196	410,269
Current liabilities	(109,348)	(80,649)
Non-current liabilities	(150,765)	(171,485)
Other NCI balances	(702)	(742)
Accumulated equity-settled expenses	(212,656)	(206,315)
Net assets	$91,046	$96,016
HSCP/USCo2 ownership % of HSCP	18.12%	18.68%
Net assets allocated to USCo2/HSCP	$16,498	$17,936
Net assets attributable to other NCIs	702	742
Total NCI	$17,200	$18,678

	Three Months Ended March 31,
HSCP Summarized Statement of Operations	2021	2020
Net loss allocable to HSCP/USCo2	(4,549)	(235,203)
HSCP/USCo2 weighted average ownership % of HSCP	18.40%	21.15%
Net loss allocated to HSCP/USCo2	(837)	(49,745)
Net loss allocated to other NCIs	4	(530)
Net loss attributable to NCIs	(833)	(50,275)
As of March 31, 2021, USCo2’s non-voting shares owned approximately 0.53% of HSCP units. USCo2’s capital structure is comprised of voting shares (approximately 71%), all of which are held by the Company, and of non-voting shares (approximately 29%) held by certain former HSCP members. Certain executive employees and profits interests holders own approximately 17.59% of HSCP units. The remaining 81.88% interest in HSCP is held by USCo and represents the members’ equity attributable to shareholders of the parent.
During the three months ended March 31, 2021 and 2020, the Company had several transactions with HSCP and USCo2 that changed its ownership interest in the subsidiaries but did not result in loss of control. These transactions included the

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
redemption of HSCP and USCo2 convertible units for Pubco shares (as shown in the table below), and resulted in a $(601) and $6,564 allocation from NCI to shareholders' equity for the three months ended March 31, 2021 and 2020, respectively.
During the year ended December 31, 2020, Pubco, by way of Acreage CCF New Jersey, LLC, acquired 100% of the operations of CCF for total consideration of $20,087. Pubco subsequently transferred the ownership of Acreage CCF New Jersey, LLC to HSCP by way of issuance of $10,000 HSCP units at closing price.
A reconciliation of the beginning and ending amounts of convertible units is as follows:

	Three Months Ended March 31,
Convertible Units	2021	2020
Beginning balance	24,142	25,035
Vested LLC C-1s canceled	—	(1,310)
LLC C-1s vested	—	1,000
NCI units converted to Pubco	(400)	(113)
Ending balance	23,742	24,612
12.    EQUITY-BASED COMPENSATION EXPENSE
Equity-based compensation expense recognized in the Statements of Operations for the periods presented is as follows:

Equity-based compensation expense	Three Months Ended March 31,
	2021	2020
Equity-based compensation - Plan	$3,684	$19,290
Equity-based compensation - Plan (Plan of Arrangement Awards) (1)	2,358	—
Equity-based compensation - other	—	15,447
Total equity-based compensation expense	$6,042	$34,737
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
Equity-based compensation - Plan (Acreage Holdings, Inc. Omnibus Incentive Plan)
In connection with the RTO transaction, the Company’s Board of Directors adopted an Omnibus Incentive Plan, as amended May 7, 2019 and June 19, 2019 and September 23, 2020 (the “Plan”), which permits the issuance of stock options, stock appreciation rights, stock awards, share units, performance shares, performance units and other stock-based awards up to an amount equal to 15% of the issued and outstanding Subordinate Voting Shares of the Company.
Pursuant to the Amended Arrangement, the Company retained the Plan described above, the upper limit of issuances being up to an amount equal to 15% of the issued and outstanding Fixed Shares and Floating Shares of the Company.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Restricted Share Units (“RSUs”)

	Three Months Ended March 31, 2021
	Fixed Shares		Floating Shares
Restricted Share Units (Fair value information expressed in whole dollars)	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Unvested, beginning of the period (1)	5,119	$9.24	2,688	$7.83
Granted	147	$5.34	182	$3.03
Forfeited	(211)	$3.68	(92)	$3.60
Vested	(706)	$4.85	(387)	$4.46
Unvested, end of period	4,349	$10.09	2,391	$8.17
Vested and unreleased	92	$14.22	40	$14.22
Outstanding, end of period	4,441	$10.17	2,431	$8.27
RSUs of the Company generally vest over a period of three years and RSUs granted to certain executives vest based on achievement of specific performance conditions. The fair value for RSUs are based on the Company’s share price on the date of the grant. The Company recorded $5,024 as compensation expense during the three months ended March 31, 2021. The fair value of RSUs vested during the three months ended March 31, 2021 was $5,667.
The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs at March 31, 2021 was approximately 2 years and $29,888, respectively. Unrecognized compensation expense related to these awards at March 31, 2021 was $78,501 and is expected to be recognized over a weighted average period of approximately 2 years.
There were 92 Fixed RSUs and 40 Floating RSUs that were pending delivery or deferred as of March 31, 2021.
(1) Equity-based compensation - Plan (Plan of Arrangement Awards)
Included within the RSUs during the three months ended March 31, 2021 are “Plan of Arrangement Awards” issued in connection with the RSUs which were granted in June and July 2019:
On June 27, 2019, pursuant to the Original Arrangement Agreement (as defined in Note 13), 4,909 RSUs were awarded in total to five executive employees under the Plan. These awards vest as follows: 25% in June 2020, 25% in June 2021 and 50% three months following the Acquisition (as defined in Note 13). The Company recorded $1,908 as compensation during the three months ended March 31, 2021 in connection with these awards. A discount for lack of marketability was applied that correlates to the period of time certain of these shares are subject to restriction.
On July 31, 2019, the Company issued 1,778 RSUs to employees with unvested RSUs and stock options ("make-whole awards") as at the date of the Option Premium payment (as defined in Note 13). The RSUs were issued to provide additional incentive for employees that were not eligible to receive the full Option Premium and were subject to the same vesting terms as the unvested options and RSUs held as of the grant date. The Company recorded $450 as compensation expense during the three months ended March 31, 2021 in connection with these awards.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Stock options

	Three Months Ended March 31, 2021
	Fixed Shares		Floating Shares
Stock Options (Exercise price expressed in whole dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, beginning of period	1,556	$11.18	1,818	$3.12
Granted	24	7.22	334	3.35
Forfeited	(69)	9.64	(29)	4.13
Exercised	—	—	—	—
Options outstanding, end of period	1,511	$11.19	2,123	$3.14

Options exercisable, end of period	881	$15.01	1,346	$3.28
Stock options of the Company generally vest over a period of three years and options granted to certain executives vest based on achievement of specific performance conditions. Stock options of the Company have an expiration period of 5 years or 10 years from the date of grant. The weighted average contractual life remaining for options outstanding and exercisable as of March 31, 2021 was approximately 6 years. The Company recorded $1,017 as compensation expense during the three months ended March 31, 2021 in connection with these awards. As of March 31, 2021, unamortized expense related to stock options totaled $4,021 and is expected to be recognized over a weighted-average period of approximately 1 year. As of March 31, 2021, the aggregate intrinsic value for unvested options was $2,034.
Equity-based compensation - other
HSCP C-1 Profits Interests Units (“Profits Interests”)
These membership units qualify as profits interests for U.S. federal income tax purposes and were accounted for in accordance with ASC 718, Compensation - Stock Compensation. HSCP amortizes awards over the related service periods and until awards are fully vested.
The Company recorded $70 as compensation expense in connection with these awards during the three months ended March 31, 2020. The fair value of Profits Interests vested during the three months ended March 31, 2020 was $1,239.
As of March 31, 2020, all Profits Interests were fully vested.
Restricted Shares (“RSs”)
In connection with the Company’s acquisition of Form Factory during 2019, 1,369 restricted shares with a grant date fair value of $20.45 were issued to former employees of Form Factory subject to future service conditions, which fully vest 24 months from the acquisition date. The fair value for RSs is based on the Company’s share price on the date of the grant. The Company recorded compensation expense of $15,377 during the three months ended March 31, 2020, in connection with these awards.
As of December 31, 2020, all RSs were fully vested.
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
Surety bonds
The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of March 31, 2021, for which no liabilities are recorded on the Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of March 31, 2021 and 2020, such amounts were not material.
Contingencies
As of March 31, 2021, the Company had consulting fees payable in Fixed Shares and Floating Shares which are contingent upon successful acquisition of certain state cannabis licenses. The Company had maximum obligations of $8,750 and 238 Fixed Shares and 102 Floating Shares. No reserve for the contingencies has been recorded as of March 31, 2021.
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of March 31, 2021, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
The Company and its subsidiaries may be, from time to time, subject to various administrative, regulatory and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable, and the contingent liability can be reasonably estimated.
Standby Equity Distribution Definitive Agreement
On May 29, 2020, the Company entered into an agreement with an institutional lender for $50,000 of financing commitments under a Standby Equity Distribution Agreement (“SEDA”). The investor may, at its discretion, purchase, and the Company may, at its discretion, periodically sell to the investor, up to $50,000 of subordinate voting shares of the Company at a purchase price of 95% of the market price over the course of 24 months from the effective date. Pursuant to the SEDA, investor may, at its discretion, purchase, and the Company may, at its discretion, periodically sell to the investor, up to $35,000 and $15,000 of the Company’s Fixed Shares and Floating Shares, respectively. In consideration for entering the SEDA, the Company issued the investor 200 SVS as commitment shares. Pursuant to the Amended Arrangement, these SVS shares have since been exchanged for 140 Fixed Shares and 60 Floating Shares.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
New York outstanding litigation
On November 2, 2018, EPMMNY LLC (“EPMMNY”) filed a complaint in the Supreme Court of the State of New York, County of New York, asserting claims against 16 defendants, including NYCANNA, Impire State Holdings LLC, NY Medicinal Research & Caring, LLC (each, a wholly-owned subsidiary of High Street) and High Street. The Index Number for the action is 655480/2018. EPMMNY alleges that it was wrongfully deprived of a minority equity interest and management role in NYCANNA by its former partner, New Amsterdam Distributors, LLC, which attempted to directly or indirectly sell or transfer EPMMNY’s alleged interest in NYCANNA to other entities in 2016 and 2017, including Impire, NYMRC and High Street. EPMMNY alleges that it is entitled to the value of its alleged minority interest in NYCANNA or minority ownership in NYCANNA. EPMMNY also alleges that certain defendants misused its alleged intellectual property and/or services, improperly solicited its employees, and aided and abetted or participated in the transfer of equity and/or business opportunities from EPMMNY. High Street intends to vigorously defend this action, which the Company firmly believes is without merit. EPMMNY alleges that it was improperly deprived of its equity stake in NYCANNA before NYCANNA was acquired by High Street. High Street is also entitled to full indemnity from the claims asserted against it by EPMMNY pursuant to the purchase agreement pertaining to its acquisition of NYCANNA and personal guarantee by the largest shareholders of the seller. The defendants filed a motion to dismiss on April 1, 2019. The motion was fully briefed and submitted to the Court on July 18, 2019, and oral argument was heard on September 6, 2019. The motion remains pending before the Court. A Special Referee hearing relating to the motion to dismiss has been scheduled for September 2021. The plaintiff also filed a motion seeking a preliminary injunction of any transfer of the Company’s assets. This motion was fully briefed and the Company is awaiting the Court’s decision.
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
Following the parties’ entering into a Memorandum of Understanding (MOU) on proposed settlement terms that would settle each of the matters listed above, the parties have now reached a final confidential settlement agreement. As part of that agreement, the Company has accrued for $7,750 in Legal settlements, net on the Statements of Operations for the year ended December 31, 2020. In connection with this settlement agreement, the Company issued a promissory note in the amount of $7,750 to CanWell, which is non-interest bearing and is payable in periodic payments through December 31, 2024, of which the first and second payments of $500 were made in November 2020 and February 2021, respectively.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Lease Dispute
On or around December 2019, it is alleged that a wholly-owned subsidiary of HSCP entered into three five-year leases to occupy approximately 70 square feet of commercial space on a cannabis cultivation campus in California. As of November 24, 2020, HSCP and its wholly-owned subsidiary entered into a confidential settlement and release agreement with the commercial landlord, pursuant to which HSCP will make six payments to the commercial landlord totaling $6,336, which the Company has accrued for in Legal settlements, net on the Statements of Operations for the year ended December 31, 2020. The first and second payments of $1,000 were made in November 2020 and December 2020, respectively. The third payment of $1,084 was made in March 2021 and the remaining payments will become due through the year ended December 31, 2021.
Compass Neuroceuticals Litigation
In February 2021, a JAMS arbitration was initiated in Atlanta by Acreage Georgia LLC (“Acreage Georgia”) against its former consultant, Compass Neuroceuticals, Inc. (“Compass”), stemming from Compass’ breach of the consulting agreement entered into between the parties in June 2019, related to the preparation of an application for a Class 1 cultivation license in Georgia. Acreage Georgia is alleging damages, including lost profits, of approximately $9,000. Compass filed counterclaims for breach, also in the $9,000 range. A final arbitration hearing is currently scheduled for August 2021. The matter is in its early stages; therefore, it is too early to ascertain the materiality of any potential settlement or judgment, but the Company plans to defend itself vigorously in this matter.
14.    RELATED PARTY TRANSACTIONS
Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.
Related party notes receivable
Acreage has certain outstanding notes receivable with related parties. Refer to Note 6 for further discussion.
September 2020 Transactions
As disclosed in Note 10 to the unaudited condensed consolidated financial statements, ”September 2020 Transactions”, on September 23, 2020, pursuant to the implementation of the Amended Arrangement, a subsidiary of Canopy Growth advanced gross proceeds of $50,000 (less transaction costs of approximately $4,025) to Universal Hemp, an affiliate of the Company, pursuant to the terms of a secured debenture. In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. Acreage then engaged an investment advisor (the “Investment Advisor”) which, under the Investment Advisor’s sole discretion, invested on behalf of Universal Hemp, $34,019 of the proceeds on September 28, 2020.
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
Related party debt
In December 2019, Kevin Murphy, the Chairman of the board of directors, loaned $15,000 to the Company. In January 2020, he made an additional loan of $5,000 to Acreage. These amounts were subsequently repaid in March 2020.
In October 2020, Mr. Murphy made an interest bearing loan of $2,100 to the Company, bearing interest at 9.9% per annum. This amount was subsequently repaid in November 2020.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Credit agreement collateral
On March 11, 2020, the Company closed $22,000 in borrowings pursuant to a loan transaction with the Lender. The maturity date is 366 days from the closing date of the loan transaction. The Company will pay monthly interest on the collateral in the form of 27 SVS through the maturity date. The Lender may put any unsold interest shares to the Company upon maturity at a price of $4.50 per share. Mr. Murphy loaned $21,000 of the $22,000 borrowed by the Company to the Lender. The loan is secured by the non-U.S. intellectual property assets, a cannabis state license and 12,000 SVS shares of the Company. Refer to Note 10 for further discussion.
Pursuant to the Amended Arrangement, the monthly interest on the collateral payable to Mr. Murphy was modified to cash payments for the remaining duration of the term at an interest rate of 12% per annum, payable upon maturity. The remaining interest will continue to be paid monthly in the form of 2 Fixed Shares and 1 Floating Share through the maturity date.
On March 7, 2021, the Company extended the maturity date related to the $22,000 in borrowings with the Lender to March 31, 2021. On March 29, 2021, the Company further extended the maturity date of Mr. Murphy’s tranche of the loan transaction, which is $21,000 of the $22,000 aggregate amount of the loan transaction, to June 30, 2021.
Michigan consulting agreement
Pursuant to the Consulting Services Agreement by and between Kevin Michigan, LLC and High Street (the “Michigan Consulting Agreement”), High Street provides certain consulting services to Kevin Michigan, LLC, which includes, but is not limited to, services related to application support, provisioning center administration and operation, local and state regulatory filings, human resource matters, and marketing matters. The Michigan Consulting Agreement explicitly states that High Street is not able to direct or control the business of Kevin Michigan, LLC. Additionally, there are certain leases held by and between Kevin Michigan, LLC, as lessee and certain wholly owned subsidiaries of High Street, as lessors. As of March 31, 2021, Kevin Michigan, LLC is not operational, and no consulting fees or rents has been paid to High Street or its wholly owned subsidiaries. Kevin Michigan, LLC is owned and controlled by the Company’s Chairman, Kevin Murphy.
15.    REPORTABLE SEGMENTS
The Company prepares its segment reporting on the same basis that its Chief Operating Decision Maker manages the business and makes operating decisions. The Company operates under one operating segment, which is its only reportable segment: the production and sale of cannabis products. The Company’s measure of segment performance is net income, and derives its revenue primarily from the sale of cannabis products, as well as related management or consulting services. All of the Company’s operations are located in the United States.
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
Basic and diluted loss per share is as follows:

	Three Months Ended March 31,
	2021	2020
Net loss attributable to common shareholders of the Company	$(7,809)	$(171,954)
Weighted average shares outstanding - basic	106,204	92,902
Effect of dilutive securities	—	—
Weighted average shares - diluted	106,204	92,902
Net loss per share attributable to common shareholders of the Company - basic	$(0.07)	$(1.85)
Net loss per share attributable to common shareholders of the Company - diluted	$(0.07)	$(1.85)
During the three months ended March 31, 2021, 7,131 Fixed warrants, 3,087 Floating warrants, 4,441 Fixed Share RSUs, 2,431 Floating Share RSUs, 1,511 Fixed Share stock options, 2,123 Floating Share stock options and 23,742 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
were anti-dilutive. During the three months ended March 31, 2020, 8,125 SVS warrants, 9,158 SVS restricted share units, 5,067 SVS stock options, 24,612 NCI convertible units were excluded from the calculation of net loss per share attributable to common share attributable to common shareholders of the Company - diluted as they were anti-dilutive.
17.    SUBSEQUENT EVENTS
Sale of Acreage Florida
In February 2021, the Company entered into a definitive agreement to sell its ownership interests in Acreage Florida, Inc. (“Acreage Florida”) for an aggregate purchase price of $60,000, which included an upfront cash payment of $5,000. Acreage Florida is licensed to operate medical marijuana dispensaries, a processing facility and a cultivation facility in the state of Florida. On April 27, 2021, the definitive agreement was amended resulting in an aggregate remaining purchase price of approximately $16,500 in cash, $7,000 of the buyer’s common stock, and the issuance of secured promissory notes totaling $31,500 and the sale transaction was consummated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist in the understanding and assessing the trends and significant changes in the Company’s results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect the Company’s plans, estimates and beliefs. Such statements involve risks and uncertainties. The Company’s actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth in “Risk Factors” in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), and “Cautionary Statement Regarding Forward-Looking Statements” set forth below.
This MD&A should be read in conjunction with the Company’s unaudited condensed consolidated financial statements for the three month period ended March 31, 2021 and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”) and the 2020 Form 10-K. Financial information presented in this MD&A is presented in thousands of U.S. dollars, unless otherwise indicated.
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
A description of additional assumptions used to develop such forward-looking statements and a description of additional risk factors that may cause actual results to differ materially from forward-looking statements can be found in Part I, Item 1A of the Company’s Annual Report on Form 10-K, under the heading “Risk Factors”, dated March 25, 2021, as filed with the Securities and Exchange Commission. Although Acreage has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Readers are cautioned that the foregoing list of factors is not exhaustive. Readers are further cautioned not to place undue reliance on forward-looking statements as there can be no assurance that the plans, intentions or expectations upon which they are placed will occur. Forward-looking statements contained in this Form 10-Q are expressly qualified by this cautionary statement. The forward-looking statements contained in this Form 10-Q represent the expectations of Acreage as of the date of this Form 10-Q and, accordingly, are subject to change after such date. However, Acreage expressly disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as expressly required by applicable securities law.
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview—This section provides a general description of the Company’s businesses, as well as developments that occurred during the three months ended March 31, 2021 and 2020 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2021 and 2020. This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended March 31, 2021 and 2020, as well as a discussion on the Company’s outstanding debt and commitments that existed as of March 31, 2021. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
Overview
Acreage, a vertically integrated, multi-state operator of cannabis licenses and assets in the U.S, was continued into the Province of British Columbia under the Business Corporations Act (British Columbia). Acreage Fixed Shares and Floating Shares (as such terms are defined at Note 13 of the unaudited condensed consolidated financial statements) are each listed on the Canadian Securities Exchange under the symbols “ACRG.A.U” and “ACRG.B.U”, respectively, and are quoted on the OTCQX® Best Market by OTC Markets Group under the symbols “ACRHF” and “ACRDF”, respectively and on the Open Market of the Frankfurt Stock Exchange under the symbols “0VZ1” and “0VZ2”, respectively. Acreage operates through its consolidated subsidiary High Street Capital Partners, LLC (“HSCP”), a Delaware limited liability company. HSCP, which does business as “Acreage Holdings”, was formed on April 29, 2014. The Company became an indirect parent of HSCP on November 14, 2018 in connection with a reverse takeover (“RTO”) transaction. The Company’s operations include (i) cultivating cannabis plants, (ii) manufacturing branded consumer products, (iii) distributing cannabis flower and manufactured products, and (iv) retailing high-quality, effective and dosable cannabis products to consumers. The Company appeals to medical and adult-use customers through brand strategies intended to build trust and loyalty.
Highlights from the three months ended March 31, 2021
•The Company achieved total consolidated revenue growth of 58% as compared with the three months ended March 31, 2020.
•The Company opened a third The Botanist dispensary in Williamstown, New Jersey.
•The Company entered into an agreement to sell its operations in Florida, which is consistent with its overall strategy to focus on its core states.
•The Company extended the maturity date related to $21,000 of the $22,000 3.55% Credit facility collateral loan.
Operational and Regulation Overview
The Company believes its operations are in material compliance with all applicable state and local laws, regulations and licensing requirements in the states in which it operates. However, cannabis is illegal under U.S. federal law. Substantially all of the Company’s revenue is derived from U.S. cannabis operations. For information about risks related to U.S. cannabis operations, please refer to Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations
The following table presents selected financial data derived from the unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2021 and 2020. The selected financial information set out below may not be indicative of the Company’s future performance.

Summary Results of Operations			Better/(Worse)
in thousands, except per share amounts	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$	%
Revenues, net	$38,393	$24,225	$14,168	58%
Operating income (loss)	1,806	(251,282)	253,088	n/m
Net loss attributable to Acreage	(7,809)	(171,954)	164,145	95%
Basic and diluted loss per share attributable to Acreage	$(0.07)	$(1.85)	$1.78	96%
Revenues, net, cost of goods sold and gross margin

The Company derives its revenues from sales of cannabis and cannabis-infused products through retail dispensary, wholesale and manufacturing and cultivation businesses, as well as from management or consulting fees from entities for whom the Company provides management or consulting services. As of March 31, 2021, Acreage owned and operated five dispensaries in Oregon (three in Portland, one in Eugene and one in Springfield), four in New York (Buffalo, Farmingdale, Middletown, and Queens), three in New Jersey (Atlantic City, Egg Harbor and Williamstown), three in Connecticut (Bethel, South Windsor and Uncasville), two in Massachusetts (Worcester and Shrewsbury), two in Illinois (Chicago and Rolling Meadows), one in Maine (South Portland) and one in Florida (Spring Hill). As of March 31, 2021, Acreage had cultivation facilities in Sinking Spring, Pennsylvania, Sterling, Massachusetts, Syracuse, New York, Freeport, Illinois, Sanderson, Florida and Egg Harbor, New Jersey. Acreage also collected management services revenues, substantially all in Maine and New Hampshire.
Gross profit is revenue less cost of goods sold. Cost of goods sold includes costs directly attributable to inventory sold such as direct material, labor, and overhead, including depreciation. Such costs are further affected by various state regulations that limit the sourcing and procurement of cannabis and cannabis-related products, which may create fluctuations in gross profit over comparative periods as the regulatory environment changes.

Gross profit			Better/(Worse)
in thousands	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$	%
Retail revenue, net	$25,847	$17,573	$8,274	47%
Wholesale revenue, net	10,016	6,548	3,468	53%
Other revenue, net	2,530	104	2,426	n/m
Total revenues, net	$38,393	$24,225	$14,168	58%
Cost of goods sold, retail	(13,082)	(10,889)	(2,193)	(20)%
Cost of goods sold, wholesale	(4,690)	(3,382)	(1,308)	(39)%
Total cost of goods sold	$(17,772)	$(14,271)	$(3,501)	(25)%
Gross profit	$20,621	$9,954	$10,667	107%
Gross margin	54%	41%		13%
Total revenue increased by $14,168 or 58% for the three months ended March 31, 2021, as compared to the corresponding period of fiscal 2020. Excluding the increase in other revenues, net, which was driven by increased management services revenue, total revenue increased 49% for the three months ended March 31, 2021, as compared to the corresponding period of fiscal 2020.
Retail revenue saw an increase of 47% for the three months ended March 31, 2021, as compared to the corresponding period of fiscal 2020. The increase in retail revenue, net of $8,274 for the three months ended March 31, 2021, was primarily driven by increased demand and production across various states of $5,344 (primarily Illinois, Massachusetts, New York, Maine, Connecticut and Florida), along with CCF ($4,363) driven by its acquisition in June 2020. Specific drivers of increased demand included, i) the opening of another adult-use dispensary in Illinois, ii) the launching of new The Botanist branded products into the retail channel in Ohio and New York, iii) the opening of new stores in New York and iv) increased business in Massachusetts and Connecticut. These increases were partially offset by the net impact of the divestitures and decreased demand and production in non core states.
Wholesale revenue increased 53% for the three months ended March 31, 2021, as compared to the corresponding periods of fiscal 2020. The increases in wholesale revenue for the three months ended March 31, 2021 were primarily due to increased capacity, coupled with maturing operations at the Company’s Pennsylvania, Massachusetts, and Illinois cultivation facilities. This resulted in higher yields and product mix in each of the respective markets.
Other revenue increased for the three months ended March 31, 2021, as compared to the corresponding period of fiscal 2020, primarily due to the recognition of previously unrecognized management fees in New Hampshire, some of which relates to prior periods.
While total revenues increased 58%, total costs of goods sold only increased 25% for the three months ended March 31, 2021, as compared with the corresponding periods of fiscal 2020.
Retail cost of goods sold increased 20% for the three months ended March 31, 2021, as compared to the corresponding period of fiscal 2020, and below the 47% increase in retail revenue. While retail cost of goods sold increased due to the volume increase associated with the retail revenue growth, the rate of growth was lower primarily as a result of the Company’s vertically integrated sales and distribution channels.
Wholesale cost of goods sold increased 39% for the three months ended March 31, 2021, as compared to the corresponding period of fiscal 2020, and below the 53% increase in wholesale revenue. While wholesale cost of goods sold increased due to the volume increase associated with the wholesale revenue growth, the rate of growth was lower as a result of production efficiencies being achieved. In addition, wholesale cost of goods sold for the comparative period were driven by the initial set up costs and consequential expansion impact of various cultivation facilities that did not occur in the current period. Finally, the suspension of operations at Form Factory Holdings, LLC (“Form Factory”), a manufacturer and distributor of cannabis-based edibles and beverages, since March 2020 partially offset the increase in costs of wholesale goods sold in the current period, as a result of consequential inventory write-offs that were recognized in the comparable period.

Gross margin for the three months ended March 31, 2021 was 53.7%, compared to 41.1% for the three months ended March 31, 2020. The increase in gross margin was driven by the factors discussed above.
Revenue by geography
While the Company operates under one operating segment, the production and sale of cannabis products, the below revenue breakout by geography is included as management believes it provides relevant and useful information to investors.

Revenue by region			Better/(Worse)
in thousands	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$	%
New England	$18,056	$11,323	$6,733	59%
Mid-Atlantic	12,135	7,086	5,049	71%
Midwest	5,872	2,943	2,929	100%
West	1,859	2,803	(944)	(34)%
South	471	70	401	573%
Total revenues, net	$38,393	$24,225	$14,168	58%

n/m - Not Meaningful
Total operating expenses

Total operating expenses consist primarily of compensation expense at the Company’s corporate offices as well as operating subsidiaries, impairment losses, professional fees, which includes, but is not limited to, legal and accounting services, depreciation and other general and administrative expenses.

Operating expenses			Better/(Worse)
in thousands	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$	%
General and administrative	$9,218	$13,032	$3,814	29%
Compensation expense	10,362	14,477	4,115	28%
Equity-based compensation expense	6,042	34,737	28,695	83%
Marketing	12	987	975	99%
Impairments, net	818	187,775	186,957	100%
Loss on notes receivable	—	8,161	8,161	n/m
Recovery of assets held-for-sale	(8,616)	—	8,616	n/m
Legal settlements, net	10	—	(10)	n/m
Depreciation and amortization	969	2,067	1,098	53%
Total operating expenses	$18,815	$261,236	$242,421	93%

n/m - Not Meaningful
Total operating expenses for the three months ended March 31, 2021 were $18,815, a decrease of $242,421 or 93% from the corresponding period of fiscal 2020. The primary drivers of the decrease in operating expenses were as follows:
•General and administrative expenses decreased during the three months ended March 31, 2021, as compared to the corresponding period of fiscal 2020, primarily due to a reduction of legal fees and rental and lease expenses incurred.
•Compensation expense decreased during the three months ended March 31, 2021, as compared to the corresponding period of fiscal 2020, primarily due to a reduction in costs related to reorganization efforts undertaken in the previous period.
•Equity-based compensation expense decreased during the three months ended March 31, 2021, as compared to the corresponding period of fiscal 2020, primarily due to costs related to the reorganization efforts undertaken in the previous period, resulting in the acceleration of restricted share vesting for Form Factory employees and previously issued awards becoming fully vested and cancelled in the prior period.
•Marketing expenses decreased during the three months ended March 31, 2021, as compared to the corresponding period of fiscal 2020, primarily due to significantly reduced marketing activities in the current period.
•Impairment expenses, net for the corresponding three months ended March 31, 2020 included impairment charges related interim intangible and goodwill impairment testing undertaken in the prior period due to the triggering event caused by the COVID-19 pandemic, as further discussed in Note 4 in the unaudited condensed consolidated financial statements. No such impairment charge was required in the three months ended March 31, 2021.
•Loss on notes receivable decreased during the three months ended March 31, 2021, as compared to the corresponding period of fiscal 2020, as there were no similar write-offs of notes receivable in the current period.
•During the year ended December 31, 2020, the Company determined certain businesses and assets met the held-for-sale criteria. In accordance with ASC 360-10, Property, Plant and Equipment, the assessed disposal groups for such assets held-for-sale were written down to fair value less costs to sell, resulting in the recognition of write down charges. During the three months ended March 31, 2021, the Company entered in a definitive agreement to sell its Acreage Florida disposal group at a purchase price in excess of the previously estimated fair value less costs to sell. Accordingly, the Company recognized a recovery of assets held-for-sale related to its Acreage Florida disposal group related to the previously recognized write-down of assets held-for-sale. Refer to Notes 3 and 17 in the unaudited condensed consolidated financial statements for further discussion.
•Depreciation and amortization expenses decreased during the three months ended March 31, 2021, compared to the corresponding period of fiscal 2020, due a lower net carrying value of certain fixed assets and intangible assets on which depreciation and amortization expense is determined as a result of prior period impairment charges.

Total other (loss) income

Other (loss) income			Better/(Worse)
in thousands	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$	%
(Loss) income from investments, net	$(144)	$234	$(378)	n/m
Interest income from loans receivable	1,465	1,647	(182)	(11)%
Interest expense	(4,857)	(1,226)	(3,631)	(296)%
Other loss, net	(1,566)	(174)	(1,392)	(800)%
Total other (loss) income	$(5,102)	$481	$(5,583)	n/m

n/m - Not Meaningful
Interest expense, net increased during the three months ended March 31, 2021, compared to the corresponding period of fiscal 2020, due to the Company’s increased debt financing transactions primarily undertaken subsequent to the three months ended March 31, 2020. The increase in Other loss, net was primarily related to higher losses on the disposal of capital assets related to Form Factory incurred during the three months ended March 31, 2021.
Net loss

Net loss			Better/(Worse)
in thousands	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$	%
Net loss	$(8,642)	$(222,229)	$213,587	96%
Less: net loss attributable to non-controlling interests	(833)	(50,275)	49,442	98%
Net loss attributable to Acreage Holdings, Inc.	$(7,809)	$(171,954)	$164,145	95%
The increases in net loss are driven by the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and uses of cash
The Company’s primary uses of capital include operating expenses, capital expenditures and the servicing of outstanding debt. The Company’s primary sources of capital include funds generated by cannabis sales as well as financing activities. Through March 31, 2021, the Company had primarily used private financing as a source of liquidity for short-term working capital needs and general corporate purposes.
In March 2021, the Company extended the maturity date related to $21,000 of the $22,000 aggregate amount of the loan transaction to June 30, 2021, as described in Note 10 to the unaudited condensed consolidated financial statements.
The Company’s ability to fund its operations, capital expenditures, acquisitions, and other obligations depends on its future operating performance and ability to obtain financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond the Company’s control.
The Company expects that its cash on hand and cash flows from operations, along with its ability to obtain private and/or public financing, will be adequate to support the capital needs of the existing operations as well as expansion plans for the next 12 months. While the Company’s liquidity risk has increased since its RTO transaction as a result of the Company’s rapid growth and continued expansion, which resulted in negative operating cash flow for the year ended December 31, 2020, the Company believes it has alleviated the risk. Please see the disclosures under “Basis of presentation and going concern” in Note 2 to the unaudited condensed consolidated financial statements.

Cash flows
Cash and cash equivalents and restricted cash were $45,941 as of March 31, 2021, an increase of $9,902 from March 31, 2020. The following table summarizes the change in cash, cash equivalents and restricted cash for the three months ended March 31, 2021 and 2020.

Cash flows			Better/(Worse)
in thousands	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	$	%
Net cash used in operating activities	$(1,589)	$(25,401)	$23,812	94%
Net cash used in investing activities	(6,530)	(19,319)	12,789	66
Net cash (used in) provided by financing activities	(579)	54,159	(54,738)	n/m
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,698)	$9,439	$(18,137)	n/m
n/m - Not Meaningful
Net cash used in operating activities
The decrease in cash used in operating activities was primarily driven by the improvement in the net operating income (loss) for the three months ended March 31, 2021 as compared to the corresponding period of fiscal 2020. Excluding non-cash items such as impairments, write-offs and depreciation and amortization in the net operating income (loss), this improved operating income was a result of revenue increases exceeding increases in costs of goods sold and a decrease in compensation, marketing and general and administrative expenses. Additionally, improvements in working capital help to drive the decrease in cash used in operating activities.
Net cash used in investing activities
Cash used in investing activities during the three months ended March 31, 2021, was primarily driven by $5,421 spent on capital expenditures to build out the Company’s owned operations and $1,143 advanced to entities, net of collections, with which the Company has a management or consulting services arrangement.
Cash used in investing activities during the three months ended March 31, 2020, was primarily driven by $7,790 spent on capital expenditures to build out the Company’s owned operations and $11,560 advanced to entities, net of collections, with which the Company has a management or consulting services arrangement.
Net cash (used in) provided by financing activities
Cash used in financing activities during the three months ended March 31, 2021 was primarily driven by the repayment of debt of $2,070, partially offset by $1,190 related to financing proceeds.
Cash provided by financing activities during the three months ended March 31, 2020 was primarily driven by proceeds from raising $27,887 through the issuance of warrants, $19,438 related to a draw down associated with a credit facility, as well as $22,000 related to the collateral received pursuant to the draw down. This was partially offset by the repayment of short-term related party debt of $15,000.

Capital Resources
Capital structure and debt
The Company’s debt outstanding as of March 31, 2021 was as follows:

Debt balances	March 31, 2021
Seller’s notes	2,581
Financing liability (related party)	15,253
Finance lease liabilities	5,190
3.55% Credit facility due 2021	20,215
3.55% Credit facility collateral (related party)	20,845
7.5% Loan due 2023 (related party)	32,203
6.1% Secured debenture due 2030 (related party)	46,185
Hempco Foros promissory note	2,000
Senior secured term loan facility	23,200
Construction financing loan	6,090
Canwell promissory note	6,750
Total debt	$180,512
Less: current portion of debt	47,642
Total long-term debt	$132,870
Commitments and contingencies
Refer to Note 13 of the unaudited condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Credit risk

The Company’s exposure to non-payment or non-performance by its counterparties is a credit risk. The maximum credit exposure as of March 31, 2021, is the carrying amount of cash and cash equivalents, restricted cash, and accounts, notes and other receivables. The Company does not have significant credit risk with respect to customers. The Company mitigates its credit risk on its notes and other receivables by securing collateral, such as capital assets, and by its review of the counterparties and their businesses. The Company considers a variety of factors when determining interest rates for notes receivable, including the creditworthiness of the counterparty, market interest rates prevailing at the note’s origination, and duration and terms of the note. The Company determined expected credit losses to be immaterial due to collateral held. Analysis of collateral held and future expected cash flows within the cannabis industry were considered in its expected credit loss assessment.
Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company endeavors to ensure that there is sufficient liquidity in order to meet short-term business requirements, after taking into account the Company’s cash holdings. As of March 31, 2021, the Company’s financial liabilities consist of accounts payable and accrued liabilities, lease liabilities and long-term debt. The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis.

As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit as of March 31, 2021, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt of the Company’s ability to meet its obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, (i) access to future capital commitments, (ii) continued sales growth from the Company’s consolidated operations, (iii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iv) restructuring plans that have already been put in place to improve the Company’s profitability, (v) the Standby Equity Distribution Agreement (refer to Note 13 of the unaudited condensed consolidated financial statements for further discussion) and (vi) the anticipated Non-Core Divestitures (refer to Note 3 of the unaudited condensed consolidated financial statements for further discussion).

If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its footprint buildout or other operational activities until such time as additional capital becomes available. Such limitation of the Company’s activities would allow it to slow its rate of spending and extend its use of cash until additional capital is raised. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Management also cannot provide any assurance as to unforeseen circumstances that could occur at any time within the next twelve months or thereafter which could increase the Company’s need to raise additional capital on an immediate basis.
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
As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit as of March 31, 2021, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt of the Company’s ability to meet its obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, (i) access to future capital commitments, (ii) continued sales growth from the Company’s consolidated operations, (iii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iv) restructuring plans that have already been put in place to improve the Company’s profitability, (v) the Standby Equity Distribution Agreement (refer to Note 13 of the unaudited condensed consolidated financial statements for further discussion) and (vi) the anticipated Non-Core Divestitures (refer to Note 3 of the unaudited condensed consolidated financial statements for further discussion).

If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its footprint buildout or other operational activities until such time as additional capital becomes available. Such limitation of the Company’s activities would allow it to slow its rate of spending and extend its use of cash until additional capital is raised. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Management also cannot provide any assurance as to unforeseen circumstances that could occur at any time within the next twelve months or thereafter which could increase the Company’s need to raise additional capital on an immediate basis.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective for the period ending March 31, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management, including the Chief Executive Officer and Chief Financial Officer, has limited the evaluation of the Company’s internal controls over financial reporting to exclude controls, policies and procedures and internal controls over financial reporting of the recently acquired operations of:

•Compassionate Care Foundation, Inc. (“CCF”) (acquired June 26, 2020)

The operations of CCF represents approximately 5% of the Company’s total assets as of March 31, 2021 and 12% of the Company’s gross revenue for the three months ended March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings
For information on legal proceedings, refer to Note 13 to the condensed consolidated financial statements included this report.

Item 1A. Risk Factors
There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.
Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Letter amending the Standby Equity Distribution Agreement by and between the Institutional Investor and Acreage Holdings, Inc., dated January 25, 2021	8-K	000-56021	10.2	1/28/21
10.2	Letter amending the Standby Equity Distribution Agreement by and between the Institutional Investor and Acreage Holdings, Inc., dated March 11, 2021	10-K	000-56021	10.31	3/25/21
10.2	Stock Purchase Agreement by and among RWB Florida LLC, Red, White & Bloom Inc., High Street Capital Partners, LLC and Acreage Florida, Inc. dated February 24, 2021	10-K	000-56021	10.28	3/25/21
10.3	Amendment No. 3 to Credit Agreement by and among Acreage Finance Delaware, LLC, Acreage IP Holdings, LLC and IP Investment Company, LLC, originally dated as of March 11, 2020.	8-K	000-56021	10.2	3/11/21
10.4	Amendment to Stock Purchase Agreement dated as of April 27, 2021 by and among High Street Capital Partners, LLC, RWB Florida LLC and Red White & Bloom Brands Inc.					X
10.8	Separation Agreement between Tyson Macdonald and Acreage Holdings, Inc., effective March 9, 2020	S-1	333-252828	10.22	2/8/21
10.10	Offer of Employment Letter, dated February 15, 2021, by and between Acreage Holdings, Inc. and Steve Goertz	8-K	000-56021	10.1	2/26/21
10.11	Amendment No. 2 to Credit Agreement by and among Acreage Finance Delaware, LLC, Acreage IP Holdings, LLC and IP Investment Company, LLC, originally dated as of March 11, 2020.	8-K	000-56021	10.1	3/11/21
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101	Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Financial Position as of March 31, 2021 (unaudited) and December 31, 2020 (audited), (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and March 31, 2020, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and March 31, 2020, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2021 and March 31, 2020 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.					X
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
Date: May 10, 2021

Acreage Holdings, Inc.
(Registrant)

By:	/s/ Steve Goertz
Steve Goertz
Chief Financial Officer