Form 10-Q
period 2021-06-30
Acreage Holdings, Inc.
filed 2021-08-10
CIK 1762359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

As of August 3, 2021, there were 74,529,813 and 32,655,478 Class E subordinate voting shares and Class D subordinate voting shares, as converted, issued and outstanding, respectively.

TABLE OF CONTENTS
Acreage Holdings, Inc.
Form 10-Q
For the Three Months and Six Months Ended June 30, 2021

ACREAGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
PART I
Item 1. Financial Statements and Supplementary Data

(in thousands)	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$36,736	$32,542
Restricted cash	1,098	22,097
Inventory	29,681	23,715
Notes receivable, current	2,362	2,032
Assets held-for-sale	18,790	62,971
Other current assets	9,289	4,663
Total current assets	97,956	148,020
Long-term investments	39,068	34,126
Notes receivable, non-current	80,637	97,901
Capital assets, net	106,807	89,136
Operating lease right-of-use assets	17,976	17,247
Intangible assets, net	127,651	138,983
Goodwill	37,604	31,922
Other non-current assets	2,179	4,718
Total non-current assets	411,922	414,033
TOTAL ASSETS	$509,878	$562,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$22,572	$18,913
Taxes payable	21,177	14,780
Interest payable	3,790	3,504
Operating lease liability, current	1,532	1,492
Debt, current	7,373	27,139
Non-refundable deposits on sale	1,500	750
Liabilities related to assets held-for-sale	3,253	18,154
Other current liabilities	9,942	13,010
Total current liabilities	71,139	97,742
Debt, non-current	135,118	153,318
Operating lease liability, non-current	17,343	16,609
Deferred tax liability	27,940	34,673
Other liabilities	—	2
Total non-current liabilities	180,401	204,602
TOTAL LIABILITIES	251,540	302,344
Commitments and contingencies
Common stock, no par value - unlimited authorized, 105,702 and 101,250 issued and outstanding, respectively	—	—
Additional paid-in capital	749,596	737,290
Treasury stock, 842 common stock held in treasury	(21,054)	(21,054)
Accumulated deficit	(485,567)	(475,205)
Total Acreage Shareholders' equity	242,975	241,031
Non-controlling interests	15,363	18,678
TOTAL EQUITY	258,338	259,709

TOTAL LIABILITIES AND EQUITY	$509,878	$562,053
See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
REVENUE
Retail revenue, net	$28,396	$19,875	$54,243	$37,448
Wholesale revenue, net	15,541	7,167	25,557	13,715
Other revenue, net	280	30	2,810	134
Total revenues, net	44,217	27,072	82,610	51,297
Cost of goods sold, retail	(14,051)	(11,981)	(27,133)	(22,870)
Cost of goods sold, wholesale	(6,291)	(3,880)	(10,980)	(7,262)
Total cost of goods sold	(20,342)	(15,861)	(38,113)	(30,132)
Gross profit	23,875	11,211	44,497	21,165

OPERATING EXPENSES
General and administrative	5,385	12,386	14,602	25,418
Compensation expense	11,174	7,957	21,537	22,434
Equity-based compensation expense	6,981	20,187	13,023	54,924
Marketing	397	481	409	1,468
Impairments, net	—	—	818	187,775
Loss on notes receivable	1,726	—	1,726	8,161
Write down (recovery) of assets held-for-sale	—	8,110	(8,616)	8,110
Legal settlements, net	312	—	322	—
Depreciation and amortization	4,657	1,425	5,626	3,492
Total operating expenses	30,632	50,546	49,447	311,782

Net operating loss	$(6,757)	$(39,335)	$(4,950)	$(290,617)

(Loss) income from investments, net	(1,122)	4	(1,266)	238
Interest income from loans receivable	1,593	1,830	3,058	3,477
Interest expense	(5,595)	(3,733)	(10,452)	(4,959)
Other income (loss), net	9,311	(23)	7,745	(197)
Total other income (loss)	4,187	(1,922)	(915)	(1,441)

Loss before income taxes	$(2,570)	$(41,257)	$(5,865)	$(292,058)

Income tax (expense) benefit	(736)	(3,113)	(6,082)	25,459

Net loss	$(3,306)	$(44,370)	$(11,947)	$(266,599)

Less: net loss attributable to non-controlling interests	(753)	(7,178)	(1,586)	(57,453)

Net loss attributable to Acreage Holdings, Inc.	$(2,553)	$(37,192)	$(10,361)	$(209,146)

Net loss per share attributable to Acreage Holdings, Inc. - basic and diluted:	$(0.02)	$(0.38)	$(0.10)	$(2.19)

Weighted average shares outstanding - basic and diluted	108,714	98,444	107,466	95,688

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity	Non-controlling Interests	Total Equity
December 31, 2019	—	90,646	$615,678	$(21,054)	$(188,617)	$406,007	$88,787	$494,794
Issuances for private placement	—	6,085	27,887	—	—	27,887	—	27,887
NCI adjustments for changes in ownership	—	113	(6,564)	—	—	(6,564)	6,564	—
Capital distributions, net	—	—	—	—	—	—	(18)	(18)
Equity-based compensation expense and related issuances	—	586	34,737	—	—	34,737	—	34,737
Net loss	—	—	—	—	(171,954)	(171,954)	(50,275)	(222,229)
March 31, 2020	—	97,430	$671,738	$(21,054)	$(360,571)	$290,113	$45,058	$335,171
NCI adjustments for changes in ownership	3,861	272	977	—	—	977	(977)	—
Beneficial conversion feature on convertible note	—	—	523	—	—	523	—	523
Other equity transactions	—	—	—	—	—	—	44	44
Equity-based compensation expense and related issuances	—	864	20,187	—	—	20,187	—	20,187
Net loss	—	—	—	—	(37,192)	(37,192)	(7,178)	(44,370)
June 30, 2020	3,861	98,566	$693,425	$(21,054)	$(397,763)	$274,608	$36,947	$311,555

December 31, 2020	3,861	101,250	$737,290	$(21,054)	$(475,205)	$241,031	$18,678	$259,709
Purchase of non-controlling interest in subsidiary	—	—	(272)	—	—	(272)	(14)	(286)
NCI adjustments for changes in ownership	—	400	601	—	—	601	(601)	—
Capital distributions, net	—	—	—	—	—	—	(30)	(30)
Other equity transactions	—	97	300	—	—	300	—	300
Equity-based compensation expense and related issuances	—	1,693	6,042	—	—	6,042	—	6,042
Net loss	—	—	—	—	(7,809)	(7,809)	(833)	(8,642)
March 31, 2021	3,861	103,440	$743,961	$(21,054)	$(483,014)	$239,893	$17,200	$257,093
NCI adjustments for changes in ownership	—	666	(1,463)	—	—	(1,463)	1,463	—
Capital distributions, net	—	—	—	—	—	—	(2,547)	(2,547)
Other equity transactions	—	1	117	—	—	117	—	117
Equity-based compensation expense and related issuances	—	1,595	6,981	—	—	6,981	—	6,981
Net loss	—	—	—	—	(2,553)	(2,553)	(753)	(3,306)
June 30, 2021	3,861	105,702	$749,596	$(21,054)	$(485,567)	$242,975	$15,363	$258,338
See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,947)	$(266,599)
Adjustments for:
Depreciation and amortization	5,626	3,492
Depreciation and amortization included in COGS	1,168	484
Equity-settled expenses, including compensation	13,438	54,924
Gain on business divestiture	(11,681)	(217)
Loss (gain) on disposal of capital assets	1,644	(187)
Impairments, net	818	187,775
Loss on notes receivable	1,726	8,161
Bad debt expense	411	172
Non-cash other revenue	(2,500)	—
Non-cash interest expense	2,507	2,353
Non-cash operating lease adjustments	(481)	947
Deferred tax benefit	(7,209)	(31,955)
Non-cash loss (income) from investments, net	1,266	(238)
Write-down (recovery) of assets held-for-sale	(8,616)	8,110
Change, net of acquisitions in:
Inventory	(5,109)	(3,397)
Other assets	(2,512)	(1,522)
Interest receivable	(408)	(574)
Accounts payable and accrued liabilities	(1,361)	(7,849)
Taxes payable	6,734	6,083
Interest payable	286	729
Other liabilities	(4,838)	(10)
Net cash used in operating activities	$(21,038)	$(39,318)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital assets	$(15,829)	$(7,880)
Investments in notes receivable	(3,567)	(13,092)
Collection of notes receivable	12,392	192
Investments in equity	—	—
Proceeds from business divestiture	24,408	997
Proceeds from sale of capital assets	—	1,102
Business acquisitions, net of cash acquired	542	(9,983)
Proceeds from sale of promissory notes	26,000	—
Distributions from investments	792	26
Net cash provided by (used in) investing activities	$44,738	$(28,638)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	$—	$5,000
Repayment of related party loan	—	(20,000)
Proceeds from debt financing	4,540	46,000
Deferred financing costs paid	(975)	(3,181)
Proceeds from equity transactions	—	27,887
Collateral received from financing agreement	—	22,000
Repayment of debt	(44,070)	(276)
Net cash (used in) provided by financing activities	$(40,505)	$77,430
Net (decrease) increase in cash, cash equivalents and restricted cash	$(16,805)	$9,474
Cash, cash equivalents and restricted cash - Beginning of period	54,639	26,600
Cash, cash equivalents and restricted cash - End of period	$37,834	$36,074

	Six Months Ended June 30,
(in thousands)	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid - non-lease	$6,567	$176
Income taxes paid	5,934	525
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets not yet paid for	$4,168	$4,635
Exchange of intangible assets to notes receivable	—	18,800
Holdback of Maine HSCP notes receivable	—	917
Promissory note conversion (Note 3)	10,880	10,087
Deferred tax liability related to business acquisition	—	3,425
Beneficial conversion feature	—	523
Non-cash proceeds from business divestiture	34,475	—

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
Significant uncertainty continues to exist concerning the magnitude of the impact of the COVID-19 pandemic and its variants.
2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and going concern
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021, or any other period.
As reflected in the financial statements, the Company had an accumulated deficit as of June 30, 2021, as well as a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.
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
Use of estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts that are reported in the unaudited condensed consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. Significant estimates inherent in the preparation of the accompanying unaudited condensed consolidated financial statements include the fair value of assets acquired and liabilities assumed in business combinations, assumptions relating to equity-based compensation expense, estimated useful lives for property, plant and equipment and intangible assets, the valuation allowance against deferred tax assets and the assessment of potential impairment charges on goodwill, intangible assets and investments in equity and notes receivable.
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
Restricted cash
Restricted cash represents funds contractually held for specific purposes (refer to Note 10) and, as such, not available for general corporate purposes. Cash and restricted cash, as presented on the Statements of Cash Flows, consists of $36,736 and $1,098 as of June 30, 2021, respectively, and $13,979 and $22,095 as of June 30, 2020, respectively.
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
If warrants do not meet the liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable U.S. GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.
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
Net loss per share
Net loss per share represents the net loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis. Basic and diluted loss per share are the same as of June 30, 2021 and 2020 as the issuance of shares upon conversion, exercise or vesting of outstanding units would be anti-dilutive in each period. There were 43,247 and 46,739 potentially dilutive instruments outstanding as of June 30, 2021 and 2020, respectively. Refer to Note 16 for further discussion.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
3.    ACQUISITIONS, DIVESTITURES AND ASSETS HELD FOR SALE
Acquisitions
During the three and six months ended June 30, 2021, the Company completed the business combination below. The preliminary purchase price allocation is as follows:

Purchase Price Allocation	CWG (1)
Cash and cash equivalents	$828
Inventory	1,200
Other current assets	347
Capital assets, net	3,312
Operating lease ROU asset	1,584
Goodwill	5,682
Other non-current assets	40
Accounts payable and accrued liabilities	(464)
Taxes payable	(68)
Operating lease liability, current	(193)
Other current liabilities	3
Operating lease liability, non-current	(1,391)
Fair value of net assets acquired	$10,880

Consideration paid:
Settlement of pre-existing relationship	$10,880
Total consideration	$10,880
(1) On April 30, 2021, a subsidiary of the Company acquired 100% of CWG Botanicals, Inc. (“CWG”), an adult-use cannabis cultivation and processing operations in the state of California.
The consideration paid for CWG consisted of the settlement of a pre-existing relationship, which included a line of credit of $9,321 and the related interest receivable of $1,559, which were both previously recorded in Notes receivable, non-current on the Statements of Financial Position.
The preliminary purchase price allocation is based upon preliminary valuations and our estimates and assumptions are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the tangible and intangible assets acquired and the residual goodwill.
On March 19, 2021, a subsidiary of the Company, HSC Solutions, LLC (“HSC Solutions”) entered into an assignment of membership agreement to acquire the remaining non-controlling interests of its subsidiary, NCC Real Estate, LLC (“NCCRE”), based primarily on the fair value of property held by NCCRE estimated in the amount of $850. The consideration paid to the non-controlling interest sellers of $286 was recorded in Additional paid-in capital and Non-controlling interests on the Statements of Financial Position. Additionally, the Company subsequently repaid the outstanding principal balance of the NCCRE secured loan. Refer to Note 10 for further discussion.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
During the three and six months ended June 30, 2020, the Company completed the following business combination and allocated the purchase price as follows:

Purchase Price Allocation	CCF (1)
Cash and cash equivalents	$17
Inventory	1,969
Other current assets	3,164
Capital assets, net	4,173
Operating lease ROU asset	4,455
Goodwill	5,247
Intangible assets - cannabis licenses	10,000
Other non-current assets	10
Accounts payable and accrued liabilities	(228)
Taxes payable	(17)
Other current liabilities	(4,248)
Operating lease liability	(4,455)
Fair value of net assets acquired	$20,087

Consideration paid:

Cash	$10,000
Settlement of pre-existing relationship	10,087
Total consideration	$20,087
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
Divestitures
On April 27, 2021, a subsidiary of the Company sold all equity interests in Acreage Florida, Inc. (“Acreage Florida”), for an aggregate sale price of $60,000. Acreage Florida is licensed to operate medical cannabis dispensaries, a processing facility and a cultivation facility in the state of Florida. The aggregate purchase price consisted of approximately $21,500 in cash, $7,000 of the buyer’s common stock, subject to a rolling lock up restriction period ending one year after the disposition date, with the lock up expiring in monthly 1/6th increments beginning October 27, 2021, and secured promissory notes totaling approximately $31,500. This resulted in a gain on sale of $11,682 recorded in Other income (loss), net on the Statements of Operations for the three and six months ended June 30, 2021.
On May 8, 2020, the Company sold all equity interests in Acreage North Dakota, LLC, a medical cannabis dispensary holder and operator for $1,000. This resulted in gain on sale recorded of $217 recorded in Other income (loss), net on the Statements of Operations for the three and six months ended June 30, 2020.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Assets Held for Sale
On June 30, 2020, the Company determined certain businesses and assets met the held-for-sale criteria. The Company identified the following businesses as their separate disposal groups: Acreage Florida, Kanna, Inc., Maryland Medicinal Research & Caring, LLC (“MMRC”) and certain Oregon entities comprising 22nd & Burn, Inc., The Firestation 23, Inc., East 11th Incorporated and a dispensary in Springfield, Oregon, collectively (“Cannabliss”). As further disposal groups, the Company has identified certain assets owned in HSCP Oregon, LLC (comprising Medford and Powell) and Michigan as held-for-sale.
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
Upon classification of the disposal groups as held for sale, the Company tested each disposal group for impairment and recognized charges of $11,003 for the year ended December 31, 2020 to write the disposal groups down to its fair value less costs to sell. During the six months ended June 30, 2021, the Company recognized a recovery on the Acreage Florida disposal group of $8,616 within Write down (recovery) of assets held-for-sale on the Statements of Operations as the estimated fair value less costs to sell increased. Additionally, all assets and liabilities determined within these disposal groups were transferred into Assets held-for-sale and Liabilities related to assets held-for-sale on the Statements of Financial Position, respectively as of June 30, 2021 from each of their previous respective financial statement captions. Refer to the table below for further details.
The preliminary fair values of the major classes of assets and liabilities of the businesses and assets classified as held-for-sale on the Statements of Financial Position are presented below and are subject to change based on developments during the sales process.

	June 30, 2021
	Kanna, Inc.(3)	MMRC(1)	Michigan(3)	Cannabliss(3)	OR - Medford(2)	OR - Powell(2)	Total
Inventory	$—	$—	$—	$206	$100	$74	$380
Notes receivable, current	—	—	—	—	50	—	50
Other current assets	—	40	—	8	—	—	48
Total current assets classified as held-for-sale	—	40	—	214	150	74	478
Capital assets, net	1,156	286	7,469	83	2,252	7	11,253
Operating lease right-of-use assets	944	362	—	1,210	321	164	3,001
Intangible assets, net	970	801	—	—	—	—	1,771
Goodwill	—	—	—	2,192	—	—	2,192
Other non-current assets	—	—	—	20	60	15	95
Total assets classified as held for sale	$3,070	$1,489	$7,469	$3,719	$2,783	$260	$18,790

Accounts payable and accrued liabilities	$(135)	$(3)	$—	$(505)	$(1)	$(40)	$(684)
Taxes payable	(15)	—	—	—	—	—	(15)
Operating lease liability, current	(268)	(30)	—	(249)	(141)	(85)	(773)
Other current liabilities	—	—	—	3	—	—	3
Total current liabilities classified as held-for-sale	(418)	(33)	—	(751)	(142)	(125)	(1,469)
Operating lease liability, non-current	(472)	(308)	—	(799)	(205)	—	(1,784)
Total liabilities classified as held-for-sale	$(890)	$(341)	$—	$(1,550)	$(347)	$(125)	$(3,253)
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
(3) Specific market conditions related to these businesses and assets have changed subsequent to their initial classification as held-for-sale. The Company continues to be committed to these sales, has adjusted its expectations and continues to actively market these businesses and assets at a reasonable price given the change in market conditions and the ongoing impact of COVID-19 pandemic.
4.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets
The following table details the intangible asset balances by major asset classes:

Intangibles	June 30, 2021	December 31, 2020
Finite-lived intangible assets:
Management contracts	$14,893	$19,580
Accumulated amortization on finite-lived intangible assets:
Management contracts	(5,863)	(5,262)
Finite-lived intangible assets, net	9,030	14,318

Indefinite-lived intangible assets
Cannabis licenses	118,621	124,665

Total intangibles, net	$127,651	$138,983
The intangible assets balance as of June 30, 2021 excludes intangible assets reclassified to assets held for sale. Refer to Note 3 for further discussion. The average useful life of finite-lived intangible assets ranges from one to five years.
During the three and six months ended June 30, 2021, the Company de-recognized deferred tax liabilities related to indefinite-lived intangible lived assets held by Acreage Florida of $6,044 as a result of the disposition in Other income (loss), net on the Statements of Operations. Refer to Note 3 for further discussion.
Impairment of intangible assets
During the six months ended June 30, 2021, the Company recognized an impairment charge of $818, related to its finite-lived intangible asset at Prime Alternative Treatment Center Consulting, LLC (“PATCC”), due to changes in expected cash flows pursuant to a revised consulting services agreement, recognized in Impairments, net on the Statements of Operations. This impairment resulted in the recognition of a tax provision benefit and an associated reversal of deferred tax liabilities of $1 and $206 during the three and six months ended June 30, 2021, respectively.
In December 2019, a novel strain of coronavirus emerged in Wuhan, China, which since then, has spread worldwide. As a result of the recent global economic impact and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing.
During the six months ended June 30, 2020, the Company performed a quantitative analysis and concluded certain of the indefinite-lived cannabis licenses had a fair value below the carrying value. Accordingly, during the six months ended June 30, 2020, the Company recognized impairment charges of $92,798 with respect to its indefinite-lived intangible assets at Acreage Florida, Form Factory Holdings, LLC (“Form Factory”) and Kanna, Inc. The charge is recognized in Impairments, net on the Statements of Operations.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
During the six months ended June 30, 2020, the Company recognized impairment charges of $8,324, with respect to its finite-lived intangible assets at Form Factory and CWG Botanicals, Inc. (“CWG”). This charge was recognized in Impairments, net on the Statements of Operations.
These impairments resulted in the recognition of a tax provision benefit and an associated reversal of deferred tax liabilities of $31,316 and $31,398 during the three and six months ended June 30, 2020, respectively.
WCM Refinancing

On March 6, 2020, a subsidiary of the Company closed on a refinancing, transaction and conversion related to Northeast Patients Group, operating as Wellness Connection of Maine (“WCM”), a medical cannabis business in Maine, resulting in ownership of WCM by three individuals. In connection with the transaction, WCM converted from a non-profit corporation to a for-profit corporation. Refer to Note 6 for further discussion. Concurrently, a portion of the management contract was converted into a promissory note of $18,800 in Notes receivable, non-current on the Statements of Financial Position in exchange for the previously held management contract. An impairment was determined as the differential between the net carrying value of the previously held management contract and the promissory note received in exchange. This resulted in an impairment loss to finite-lived intangible assets of $9,395 in Impairments, net on the Statements of Operations for the six months ended June 30, 2020.
Amortization expense recorded during the three and six months ended June 30, 2021 was $3,930 and $4,471, respectively. Amortization expense recorded during the three and six months ended June 30, 2020 was $542 and $1,707, respectively.
During the six months ended June 30, 2021, the Company revised the estimated useful lives related to its management services agreements with Greenleaf Apothecaries, LLC, Greenleaf Therapeutics, LLC and Greenleaf Gardens, LLC (together “Greenleaf), due to changes in the expected duration of these agreements.
Expected annual amortization expense for existing intangible assets subject to amortization at June 30, 2021 is as follows for each of the next five fiscal years:

Amortization of Intangibles	2021	2022	2023	2024	2025
Amortization expense	$6,234	$657	$657	$657	$657
Goodwill
The following table details the changes in the carrying amount of goodwill:

Goodwill	Total
December 31, 2020	$31,922
Acquisitions	5,682
June 30, 2021	$37,604
During the three and six months ended June 30, 2021, the Company recognized $5,682 in goodwill based on the preliminary purchase price allocation related to the acquisition of CWG. Refer to Note 3 for further discussion.
Also as a result of the recent global economic impact and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing.
During the six months ended June 30, 2020, the Company recognized impairment charges of $65,304, with respect to its goodwill related to Form Factory. The Company applied the discounted cash flow approach to determine the fair value of Form Factory. The charge is recognized in Impairments, net on the Statements of Operations.
Pursuant to the WCM refinancing described above, the Company recognized an impairment loss to goodwill of $11,586 on Impairments, net on the Statements of Operations for the six months ended June 30, 2020. This was determined as the differential between the net carrying value of the previously held management contract and the promissory note received in exchange.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
5.    INVESTMENTS
The carrying values of the Company’s investments in the Statements of Financial Position as of June 30, 2021 and December 31, 2020 are as follows:

Investments	June 30, 2021	December 31, 2020
Investments held at FV-NI	39,068	34,126
Equity method investments	—	—
Total long-term investments	$39,068	$34,126
(Loss) income from investments, net in the Statements of Operations during the three and six months ended June 30, 2021 and 2020 is as follows:

Investment (loss) income	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investments held at FV-NI	(1,122)	23	(1,266)	263
Equity method investments	—	(19)	—	(25)
(Loss) income from investments, net	$(1,122)	$4	$(1,266)	$238
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
6.     NOTES RECEIVABLE

Notes receivable as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Notes receivable	$78,390	$94,171
Interest receivable	4,609	5,762
Total notes receivable	$82,999	$99,933
Less: Notes receivable, current	2,362	2,032
Notes receivable, non-current	$80,637	$97,901

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Interest income on notes receivable during the three and six months ended June 30, 2021 totaled $1,593 and $3,058, respectively. Interest income on notes receivable during the three and six months ended June 30, 2020 totaled $1,830 and $3,477, respectively.
During the three and six months ended June 30, 2021, the Company recognized an allowance for notes receivable and accrued interest of $1,726, as the Company determined that the collectibility of certain notes receivables was doubtful based on information available at June 30, 2021. The charges are recorded in Loss on notes receivable on the Statements of Operations.
On April 27, 2021, the Company received three secured promissory notes in the aggregate amount of approximately $31,500 related to the sale of Acreage Florida. Of the approximately $31,500 in promissory notes, a promissory note for approximately $3,500 was collected during the three and six months ended June 30, 2021, and in June 2021, the remaining two promissory notes totaling $28,000 were sold in a related party transaction to Viridescent Realty Trust, Inc. (“Viridescent”) for cash proceeds of approximately $26,000. This sale resulted in a loss of approximately $2,000 recorded in Other income (loss), net on the Statements of Operations. Refer to Notes 3 and 14 for further discussion.
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

Lines of Credit			Balance as of
Counterparty	Maximum Obligation	Interest Rate	June 30, 2021	December 31, 2020
Greenleaf (1)	$31,200	3.25% - 4.75%	$29,422	$29,422
CWG Botanicals Inc. (“CWG”) (2)	12,000	8%	—	9,767
Compassionate Care Foundation, Inc. (“CCF”) (3)	12,500	18%	—	—
Prime Alternative Treatment Center, Inc. ("PATC") (4)	7,150	—%	4,840	4,650
Patient Centric of Martha’s Vineyard, Ltd. (“PCMV”) (5)	9,000	15%	4,654	6,873
Health Circle, Inc. (6)	8,000	15%	4,331	4,331
Total	$79,850		$43,247	$55,043

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
In April 2021, a subsidiary of the Company closed on its acquisition of CWG and the amounts outstanding under the line of credit was converted into equity in CWG. Refer to Note 3 for further discussion.
(3) In September 2018, a subsidiary of the Company entered into a management agreement to provide certain advisory and consulting services to CCF for a monthly fee based on product sales.
In November 2019, certain changes in New Jersey state laws occurred to allow for-profit entities to hold cannabis licenses and certain regulatory approvals. Accordingly, a subsidiary of the Company entered into a Reorganization Agreement with CCF, whereby the management agreement will terminate and any outstanding obligations on the line of credit will convert to a direct ownership interest in CCF, which will convert to a for-profit entity. In June 2020, the transactions contemplated by the Reorganization Agreement closed and the line of credit converted into equity in CCF’s successor entity. Refer to Note 3 for further discussion.
(4) PATC is a non-profit license holder in New Hampshire to which the Company’s consolidated subsidiary PATCC provides management or other consulting services.
In March 2021, PATC entered into a revised consulting services and line of credit agreement with PATCC, whereby previously unrecognized management fees were settled for $2,500, which was recognized in Other revenue, net during the six months ended June 30, 2021. Pursuant to the revised line of credit agreement, the line of credit is non-interest bearing and will be repaid on a payment schedule with seven payments in the aggregate amount of $7,150 through June 2023.
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

7.    CAPITAL ASSETS, net
Net property and equipment consisted of:

	June 30, 2021	December 31, 2020
Land	$3,811	$3,811
Building	36,432	34,114
Right-of-use asset, finance leases	5,077	5,077
Construction in progress	27,489	13,697
Furniture, fixtures and equipment	19,113	18,062
Leasehold improvements	26,975	23,681
Capital assets, gross	$118,897	$98,442
Less: accumulated depreciation	(12,090)	(9,306)
Capital assets, net	$106,807	$89,136
Depreciation of capital assets for the three and six months ended June 30, 2021 include $727 and $1,155 of depreciation expense, and $780 and $1,691, that was capitalized to inventory, respectively. Depreciation of capital assets for the three and six months ended June 30, 2020 include $883 and $1,785 of depreciation expense, and $728 and $1,328, that was capitalized to inventory, respectively.

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

Balance Sheet Information	Classification	June 30, 2021	December 31, 2020
Right-of-use assets
Operating	Operating lease right-of-use assets	$17,976	$17,247
Finance	Capital assets, net	4,648	4,776
Total right-of-use assets		$22,624	$22,023

Lease liabilities
Current
Operating	Operating lease liability, current	$1,532	$1,492
Non-current
Operating	Operating lease liability, non-current	17,343	16,609
Financing	Debt, non-current	5,208	5,174
Total lease liabilities		$24,083	$23,275

Statement of Operations Information	Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Short-term lease expense	General and administrative	$(31)	$354	$57	$671
Operating lease expense	General and administrative	1,091	2,430	2,137	4,450
Finance lease expense:
Amortization of right of use asset	Depreciation and amortization	64	89	127	(6)
Interest expense on lease liabilities	Interest expense	187	216	371	431
Sublease income	Other income (loss), net	—	—	(3)	(16)
Net lease cost		$1,342	$2,735	$2,632	$4,859

Statement of Cash Flows Information	Classification	Six Months Ended June 30,
		2021	2020
Cash paid for operating leases	Net cash used in operating activities	$2,618	$3,503
Cash paid for finance leases - interest	Net cash used in operating activities	$338	$403

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The following represents the Company’s future minimum payments required under existing leases with initial terms of one year or more as of June 30, 2021:

Maturity of lease liabilities	Operating Leases	Finance Leases
2021 (1)	$1,699	$342
2022	3,286	701
2023	3,202	722
2024	3,282	743
2025	3,350	766
Thereafter	14,500	13,276
Total lease payments	$29,319	$16,550
Less: imputed interest	10,444	11,342
Present value of lease liabilities	$18,875	$5,208

Weighted average remaining lease term (years)	8	13
Weighted average discount rate	10%	12%
(1) Includes minimum payments under existing operating leases currently classified as held-for-sale (Refer to Note 3 for discussion).

As of June 30, 2021, there have been no leases entered into that have not yet commenced.

9.    INVENTORY

	June 30, 2021	December 31, 2020
Retail inventory	$2,115	$1,803
Wholesale inventory	20,477	18,055
Cultivation inventory	4,821	2,317
Supplies & other	2,268	1,540
Total	$29,681	$23,715

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
10.    DEBT
The Company’s debt balances consist of the following:

Debt balances	June 30, 2021	December 31, 2020
NCCRE loan	$—	$470
Seller’s notes	2,581	2,581
Financing liability (related party)	15,253	15,253
Finance lease liabilities	5,208	5,174
3.55% Credit facility due 2021	—	20,043
3.55% Credit facility collateral (related party)	—	22,169
Convertible debenture	—	—
Bridge loan	—	—
7.5% Loan due 2023 (related party)	32,282	32,124
6.1% Secured debenture due 2030 (related party)	45,822	46,085
Hempco Foros promissory note	2,000	2,000
Senior secured term loan facility	23,113	22,870
Construction financing loan	9,482	4,438
Canwell promissory note	6,750	7,250
Total debt	$142,491	$180,457
Less: current portion of debt	7,373	27,139
Total long-term debt	$135,118	$153,318
The interest expense related to the Company’s debt during the three and six months ended June 30, 2021 and 2020 consists of the following:

Interest Expense	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NCCRE loan	$1	$4	$5	$9
Seller’s notes	79	72	157	144
Financing liability (related party)	338	707	689	1,298
Finance lease liabilities	187	216	371	431
3.55% Credit facility due 2021	1,095	387	1,694	476
3.55% Credit facility collateral (related party)	866	1,103	1,541	1,357
Convertible debenture	—	753	—	753
Bridge loan	—	491	—	491
7.5% Loan due 2023 (related party)	697	—	1,386	—
6.1% Secured debenture due 2030 (related party)	901	—	1,763	—
Hempco Foros promissory note	50	—	99	—
Senior secured term loan facility	1,381	—	2,747	—
Total interest expense	$5,595	$3,733	$10,452	$4,959
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
In addition, Mr. Murphy had an interest in the credit facility disclosed below under “3.55% Credit facility and collateral”, in connection with which he loaned $21,000 of the $22,000 borrowed by the Company, which was subsequently repaid in June 2021.
Financing liability (related party)
In connection with the Company’s failed sale-leaseback transaction, a financing liability was recognized equal to the cash proceeds received. The Company will recognize the cash payments made on the lease as interest expense, and the principal will be derecognized upon expiration of the lease.
3.55% Credit facility and collateral
In March 2020, the Company borrowed $21,000 from an institutional lender pursuant to a credit facility. The credit facility permits the Company to borrow up to $100,000, which may be drawn down by the Company in four tranches, maturing two years from the date of the first draw down. On the first advance of debt with a term of two years, the Company will pay an annual interest rate of 3.55% for the first year and LIBOR+7% after the first year. Pursuant to the terms of the credit facility, any amounts borrowed are required to be fully collateralized by restricted cash of the aggregate principal amount plus $1,000. On March 11, 2021, the Company accelerated the maturity date related to this borrowing to June 15, 2021.
Also in March 2020, the Company closed $22,000 in borrowings pursuant to a loan transaction with IP Investment Company, LLC (the “IP Investment Company”). The maturity date is 366 days from the closing date of the loan transaction. The Company will pay monthly interest on the collateral in the form of 27 SVS through the maturity date. The lender may put any unsold interest shares to the Company upon maturity at a price of $4.50 per share. Mr. Murphy loaned $21,000 of the $22,000 borrowed by the Company to the lender. The loan is secured by the non-U.S. intellectual property assets, a cannabis state license and 12,000 SVS shares of the Company.
Pursuant to the Amended Arrangement, the monthly interest on the collateral payable to Mr. Murphy was modified to cash payments for the duration of the term at an interest rate of 12% per annum, payable upon maturity. The remaining interest will continue to be paid monthly in the form of 2 Fixed Shares and 1 Floating Share through the maturity date.
The Company has determined such equity interest on collateral to be a mandatorily redeemable financial instrument that is recorded as a liability in accordance with ASC 480 - Distinguishing liabilities from equity (“ASC 480”). The liability is calculated based upon the share interest multiplied by the maturity price of $4.50 per share.
On March 7, 2021, the Company extended the maturity date related to the $22,000 in borrowings with the Lender to March 31, 2021. On March 29, 2021, the Company further extended the maturity date of Tranche B of the loan transaction with the IP Investment Company, which is $21,000 of the $22,000 aggregate amount of the loan transaction, to June 30, 2021. Tranche A of the loan transaction, which is $1,000 of the $22,000 aggregate amount of the loan transaction, was subsequently repaid in April 2021. The lender of Tranche A of the loan transaction did not exercise their redemption right for the Company to repurchase the interest shares within the redemption period. Accordingly, the liability was reclassified into equity in April 2020.
On June 15, 2021, the Company subsequently repaid all amounts outstanding under the 3.55% credit facility. Additionally, Tranche B of the loan transaction with the IP Investment Company was subsequently repaid in June 2021.

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
Senior secured term loan facility
In October 2020, the Company’s subsidiary received initial commitments and funding from a syndicate of lenders for gross proceeds of $28,000 (before origination discounts and issuance costs of approximately $840 and $1,136, respectively) pursuant to a senior secured term loan facility at an annual interest rate of 15% with a maturity of 4 years from closing. The total amount available under the senior secured term loan facility is $70,000. Pursuant to the terms of the senior secured term loan facility, the Company is required to meet certain debt covenants, subject to an opportunity to cure period, which was not met as of June 30, 2021. Refer to Note 17 for further discussion.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
11.    SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
The table below details the change in Pubco shares outstanding by class for the six months ended June 30, 2021:

Shareholders’ Equity	Fixed Shares	Floating Shares	Fixed Shares Held in Treasury	Floating Shares Held in Treasury	Fixed Multiple Shares	Total Shares Outstanding
December 31, 2020	71,346	30,628	(589)	(253)	118	101,250
Issuances	1,939	1,447	—	—	—	3,386
NCI conversions	746	320	—	—	—	1,066
June 30, 2021	74,031	32,395	(589)	(253)	118	105,702

During the six months ended June 30, 2021, the Company issued 61 Fixed Shares and 28 Floating Shares as compensation for consulting services expense of $300, recorded in Other equity transactions on the Statements of Shareholders’ Equity. Additionally, during the six months ended June 30, 2021, the Company issued 6 Fixed Shares and 3 Floating Shares related to the 3.55% Credit facility and collateral borrowings, recorded in Other equity transactions on the Statements of Shareholders’ Equity.
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
The table below details the change in Pubco shares outstanding by class for the six months ended June 30, 2020:

Shareholders’ Equity	Subordinate Voting Shares	Subordinate Voting Shares Held in Treasury	Proportionate Voting Shares (as converted)	Multiple Voting Shares	Total Shares Outstanding
December 31, 2019	68,177	(842)	23,143	168	90,646
Issuances	7,535	—	—	—	7,535
NCI conversions	385	—	—	—	385
PVS conversions	883	—	(883)	—	—
June 30, 2020	76,980	(842)	22,260	168	98,566

Warrants
A summary of the warrants activity outstanding is as follows:

Warrants	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Fixed Shares	Floating Shares	SVS
Beginning balance	7,131	3,087	2,040
Granted	—	—	6,085
Expired	—	—	(4)
Ending balance	7,131	3,087	8,121

On February 10, 2020, the Company raised $27,887, net of issuance costs, from a private placement of 6,085 special warrants priced at $4.93 per unit. Each special warrant was automatically exercised on March 2, 2020 for no additional consideration, into one unit comprised of one SVS and one SVS purchase warrant with an exercise price of $5.80 and a five-year term. Pursuant to the Amended Arrangement, the exercise price was thereafter amended to $4.00. Refer to Note 13 for further discussion. The Company evaluated the warrants for liability or equity classification in accordance with ASC 480 and determined that equity treatment was appropriate as the warrants only require settlement through the issuance of the Company’s

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
common stock, which are not redeemable, and do not represent an obligation to issue a variable number of shares. Accordingly, the special warrants were classified as equity and are not subject to remeasurement at each balance sheet date.
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
Pursuant to the Amended Arrangement, the exercise price of all other warrants outstanding as of June 30, 2021 is $17.50 and $7.50 per Fixed Share and Floating Share, respectively. Refer to Note 13 for further discussion.
The weighted-average remaining contractual life of the special warrants outstanding is approximately 3 years. The aggregate intrinsic value for Fixed Share Warrants and Floating Share Warrants outstanding as of June 30, 2021 was $934 and nil, respectively.
In connection with the RTO, the Company issued warrants to purchase Pubco shares at $25 per share, which expire in November 2021. There was no aggregate intrinsic value for these warrants outstanding as of June 30, 2020.
Non-controlling interests - convertible units
The Company has NCIs in consolidated subsidiaries USCo2 and HSCP. The non-voting shares of USCo2 and HSCP units make up substantially all of the NCI balance as of June 30, 2021 and are convertible for either 0.7 of a Fixed Share and 0.3 of a Floating Share of Pubco or cash, as determined by the Company. Summarized financial information of HSCP is presented below. USCo2 does not have discrete financial information separate from HSCP.

HSCP net asset reconciliation	June 30, 2021	December 31, 2020
Current assets	$94,874	$144,938
Non-current assets	408,175	410,269
Current liabilities	(44,452)	(80,649)
Non-current liabilities	(154,022)	(171,485)
Other NCI balances	(707)	(742)
Accumulated equity-settled expenses	(219,638)	(206,315)
Net assets	$84,230	$96,016
HSCP/USCo2 ownership % of HSCP	17.40%	18.68%
Net assets allocated to USCo2/HSCP	$14,656	$17,936
Net assets attributable to other NCIs	707	742
Total NCI	$15,363	$18,678

	Three Months Ended June 30,		Six Months Ended June 30,
HSCP Summarized Statement of Operations	2021	2020	2021	2020
Net loss allocable to HSCP/USCo2	(4,281)	(41,867)	(8,830)	(277,070)
HSCP/USCo2 weighted average ownership % of HSCP	17.71%	17.18%	18.06%	20.55%
Net loss allocated to HSCP/USCo2	(758)	(7,193)	(1,595)	(56,938)
Net loss allocated to other NCIs	5	15	9	(515)
Net loss attributable to NCIs	(753)	(7,178)	(1,586)	(57,453)
As of June 30, 2021, USCo2’s non-voting shares owned approximately 0.52% of HSCP units. USCo2’s capital structure is comprised of voting shares (approximately 71%), all of which are held by the Company, and of non-voting shares (approximately 29%) held by certain former HSCP members. Certain executive employees and profits interests holders own approximately 16.88% of HSCP units. The remaining 82.60% interest in HSCP is held by USCo and represents the members’ equity attributable to shareholders of the parent.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
During the six months ended June 30, 2021 and 2020, the Company had several transactions with HSCP and USCo2 that changed its ownership interest in the subsidiaries but did not result in loss of control. These transactions included the redemption of HSCP and USCo2 convertible units for Pubco shares (as shown in the table below), and resulted in a $862 and $5,587 allocation from NCI to shareholders' equity for the six months ended June 30, 2021 and 2020, respectively.
During the year ended December 31, 2020, Pubco, by way of Acreage CCF New Jersey, LLC, acquired 100% of the operations of CCF for total consideration of $20,087. Pubco subsequently transferred the ownership of Acreage CCF New Jersey, LLC to HSCP by way of issuance of $10,000 HSCP units at closing price.
A reconciliation of the beginning and ending amounts of convertible units is as follows:

	Six Months Ended June 30,
Convertible Units	2021	2020
Beginning balance	24,142	25,035
Vested LLC C-1s canceled	—	(1,310)
LLC C-1s vested	—	1,000
NCI units converted to Pubco	(1,066)	(385)
Ending balance	23,076	24,340
12.    EQUITY-BASED COMPENSATION EXPENSE
Equity-based compensation expense recognized in the Statements of Operations for the periods presented is as follows:

Equity-based compensation expense	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Equity-based compensation - Plan	$3,978	$11,302	$7,662	$25,781
Equity-based compensation - Plan (Plan of Arrangement Awards) (1)	3,003	7,181	5,361	11,992
Equity-based compensation - other	—	1,704	—	17,151
Total equity-based compensation expense	$6,981	$20,187	$13,023	$54,924
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Restricted Share Units (“RSUs”)

	Six Months Ended June 30, 2021
	Fixed Shares		Floating Shares
Restricted Share Units (Fair value information expressed in whole dollars)	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Unvested, beginning of the period (1)	5,119	$9.24	2,688	$7.83
Granted	913	$3.05	243	$2.89
Forfeited	(287)	$3.91	(126)	$3.72
Vested	(2,096)	$10.26	(1,177)	$8.37
Unvested, end of period	3,649	$7.52	1,628	$7.01
Vested and unreleased	435	$15.51	284	$10.89
Outstanding, end of period	4,084	$8.37	1,912	$7.59
RSUs of the Company generally vest over a period of three years and RSUs granted to certain executives vest based on achievement of specific performance conditions. In certain situations for specified individuals, RSUs vest on an accelerated basis on separation. The fair value for RSUs are based on the Company’s share price on the date of the grant. The Company recorded $5,927 and $10,952 as compensation expense during the three and six months ended June 30, 2021, respectively. The fair value of RSUs vested during the three and six months ended June 30, 2021 was $8,659 and $14,326, respectively.
The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs at June 30, 2021 was approximately 2 years and $17,167, respectively. Unrecognized compensation expense related to these awards at June 30, 2021 was $34,630 and is expected to be recognized over a weighted average period of approximately 2 years.
There were 435 Fixed RSUs and 284 Floating RSUs that were pending delivery or deferred as of June 30, 2021.
(1) Equity-based compensation - Plan (Plan of Arrangement Awards)
Included within the RSUs during the three and six months ended June 30, 2021 are “Plan of Arrangement Awards” issued in connection with the RSUs which were granted in June and July 2019:
On June 27, 2019, pursuant to the Original Arrangement Agreement (as defined in Note 13), 4,909 RSUs were awarded in total to five executive employees under the Plan. These awards vest as follows: 25% in June 2020, 25% in June 2021 and 50% three months following the Acquisition (as defined in Note 13). The Company recorded $1,586 and $3,494 as compensation expense during the three and six months ended June 30, 2021, respectively, in connection with these awards. A discount for lack of marketability was applied that correlates to the period of time certain of these shares are subject to restriction.
On July 31, 2019, the Company issued 1,778 RSUs to employees with unvested RSUs and stock options ("make-whole awards") as at the date of the Option Premium payment (as defined in Note 13). The RSUs were issued to provide additional incentive for employees that were not eligible to receive the full Option Premium and were subject to the same vesting terms as the unvested options and RSUs held as of the grant date. The Company recorded $1,417 and $1,867 as compensation expense during the three and six months ended June 30, 2021, respectively, in connection with these awards.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Stock options

	Six Months Ended June 30, 2021
	Fixed Shares		Floating Shares
Stock Options (Exercise price expressed in whole dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, beginning of period	1,556	$11.18	1,818	$3.12
Granted	45	6.28	635	2.98
Forfeited	(68)	9.62	(29)	4.12
Exercised	—	—	—	—
Options outstanding, end of period	1,533	$11.10	2,424	$3.07

Options exercisable, end of period	938	$14.81	1,419	$3.27
Stock options of the Company generally vest over a period of three years and options granted to certain executives vest based on achievement of specific performance conditions. Stock options of the Company have an expiration period of 5 or 10 years from the date of grant. The weighted average contractual life remaining for options outstanding and exercisable as of June 30, 2021 was approximately 6 years. The Company recorded $1,054 and $2,071 as compensation expense during the three and six months ended June 30, 2021, respectively, in connection with these awards. As of June 30, 2021, unamortized expense related to stock options totaled $3,343 and is expected to be recognized over a weighted-average period of approximately 1 year. As of June 30, 2021, the aggregate intrinsic value for unvested options was $347.
Equity-based compensation - other
HSCP C-1 Profits Interests Units (“Profits Interests”)
These membership units qualify as profits interests for U.S. federal income tax purposes and were accounted for in accordance with ASC 718, Compensation - Stock Compensation. HSCP amortizes awards over the related service periods and until awards are fully vested.
The Company recorded $70 as compensation expense in connection with these awards during the six months ended June 30, 2020. The fair value of Profits Interests vested during the six months ended June 30, 2020 was $1,239.
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
Following the satisfaction of various conditions set forth in the Proposal Agreement, on September 23, 2020, Acreage and Canopy Growth entered into the Amending Agreement (and together with the Original Arrangement Agreement and any further amendments thereto, the “Arrangement Agreement”) and implemented the Amended Arrangement effective at 12:01 a.m. (Vancouver time) (the “Amendment Time”) on September 23, 2020 (the “Amendment Date”). Pursuant to the Amended Plan of Arrangement, Canopy Growth made a cash payment of $37,500 which was delivered to Acreage’s shareholders and certain holders of securities convertible or exchangeable into shares of Acreage. Acreage also completed a capital reorganization (the “Capital Reorganization”) effective as of the Amendment Time whereby: (i) each existing SVS was exchanged for 0.7 of a Fixed Share and 0.3 of a Floating Share; (ii) each issued and outstanding PVS was exchanged for 28 Fixed Shares and 12 Floating Shares; and (iii) each issued and outstanding MVS was exchanged for 0.7 of a Fixed Multiple Share and 0.3 of a Floating Share.
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
The Arrangement Agreement, also provides for, among other things, amendments to the definition of Purchaser Approved Share Threshold (as defined therein) to change the number of shares of Acreage available to be issued by Acreage without an adjustment in the Fixed Exchange Ratio such that Acreage may issue a maximum of 32,700 shares (or convertible securities in proportion to the foregoing), which will include (i) Fixed or Floating Shares Options or Fixed or Floating Shares RSUs to purchase a maximum of 3,700 Fixed or Floating Shares which are to be issued pursuant to the Omnibus Incentive Plan (the “Plan Shares”); (ii) 8,700 Floating Shares other than the Plan Shares; and (iii) 20,300 Fixed Shares. Notwithstanding the foregoing, the Amending Agreement provides that Acreage may not issue any equity securities, without Canopy Growth’s prior consent, other than: (i) upon the exercise or conversion of convertible securities outstanding as of the Amendment Date; (ii) contractual commitments existing as of the Amendment Date; (iii) the Plan Shares; (iv) the issuance of up to $3,000 worth of Fixed Shares pursuant to an at-the-market offering to be completed no more than four times during any one-year period; (v) the issuance of up to 500 Fixed Shares in connection with debt financing transactions that are otherwise in compliance with the terms of the Arrangement Agreement, as amended by the Amending Agreement; or (vi) pursuant to one private placement or public offering of securities during any one-year period for aggregate gross proceeds of up to $20,000, subject to specific limitations as set out in the Amending Agreement.
In addition, the Arrangement Agreement provides for, among other things: (i) various Canopy Growth rights that extend beyond the Acquisition Date and continue until Canopy Growth ceases to hold at least 35% of the issued and outstanding Acreage shares (such date being the “End Date”), including, among others, rights to nominate a majority of Acreage’s Board of Directors (the “Acreage Board”) following the Acquisition Time, restrictions on Acreage’s ability to incur certain indebtedness without Canopy Growth’s consent; (ii) restrictive covenants in respect of the business conduct in favor of Canopy Growth; (iii) termination of non-competition and exclusivity rights granted to Acreage by Canopy Growth in the Arrangement Agreement in the event that Acreage does not meet certain specified financial targets on an annual basis during the term of the Canopy Call Option as further described below; (iv) implementation of further restrictions on Acreage’s ability to operate its business, including its ability to hire certain employees or make certain payments or incur any non-trade-payable debt without Canopy Growth’s consent in the event that Acreage does not meet certain specified financial targets on a quarterly basis during the term of the Canopy Call Option as further described below; and (v) termination of the Arrangement Agreement and Canopy Growth’s obligation to complete the acquisition of the Fixed Shares pursuant to the Canopy Call Option in the event that Acreage does not meet certain specified financial targets in the trailing 12 month period as further described below. Each of the financial targets referred to above is specified in the Amending Agreement and related to the performance of Acreage relative to a business plan for Acreage for each fiscal year ended December 31, 2020 through December 31, 2029 set forth in the Proposal Agreement (the “Initial Business Plan”).

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The Arrangement Agreement precludes Acreage from entering into any contract in respect of Company Debt (as defined therein) if, among other restrictions: (i) such contract would be materially inconsistent with market standards for companies operating in the United States cannabis industry; (ii) such contract prohibits a prepayment of the principal amount of such Company Debt, requires a make-whole payment for the interest owing during the remainder of the term of such contract or charges a prepayment fee in an amount greater than 3.0% of the principal amount to be repaid; (iii) such contract would provide for interest payments to be paid through the issuance of securities as opposed to cash; or (iv) such contract has a principal amount of more than $10,000 or a Cost of Capital (as defined in the Amending Agreement) that is greater than 30.0% per annum; provided that, if such Company Debt is fully secured by cash in a blocked account, the Cost of Capital may not be greater than 3.0% per annum. Notwithstanding the foregoing, Canopy Growth’s consent will not be required for Acreage or any of its subsidiaries to enter into a maximum of two transactions for Company Debt that would require consent based on the foregoing during any one-year period, in accordance with the following terms: (i) the principal amount of the Company Debt per transaction may not exceed $10,000, (ii) the Company Debt is not convertible into any securities; and (iii) the contract does not provide for the issuance of more than 500 Acreage shares (or securities convertible into or exchangeable for 500 Acreage shares).
The Arrangement Agreement also provides for certain financial reporting obligations and that Acreage may not nominate or appoint any new director or appoint any new officer that does not meet certain specified criteria. The Amending Agreement also requires Acreage to submit a business plan to Canopy Growth on a quarterly basis that complies with certain specified criteria, including the Initial Business Plan. In the event that Acreage has not satisfied: (i) 90% of the minimum revenue and earnings targets set forth in the Initial Business Plan measured on a quarterly basis, certain additional restrictive covenants will become operative as austerity measures for Acreage’s business; (ii) 80% of the minimum revenue and earnings targets set forth in the Initial Business Plan, as determined on an annual basis, certain restrictive covenants applicable to Canopy Growth under the Arrangement Agreement will cease to apply in order to permit Canopy Growth to acquire, or conditionally acquire, a competitor of Acreage in the United States should it wish to do so; and (iii) 60% of the minimum revenue and earnings targets set forth in the Initial Business Plan for the trailing 12 month period ending on the date that is 30 days prior to the proposed Acquisition Time, a material adverse impact will be deemed to have occurred for purposes of Section 6.2(2)(h) of the Arrangement Agreement and Canopy Growth will not be required to complete the acquisition of the Fixed Shares pursuant to the Canopy Call Option.
The Arrangement Agreement also requires Acreage to limit its operations to the Identified States (as defined therein). In connection with the execution of the Proposal Agreement, Acreage was provided with consent from Canopy Growth to divest of all assets outside of the Identified States (the “Non-Core Divestitures”).
In addition, the Arrangement Agreement includes certain covenants that will apply following the Acquisition Time until the earlier of the date on which the Floating Shares are acquired by Canopy Growth or the End Date. Such covenants include, among others, pre-emptive rights and top-up rights in favor of Canopy Growth, restrictions on M&A activities, approval rights for Acreage’s quarterly business plan, nomination rights for a majority of the directors on the Acreage Board and certain audit and inspection rights.
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
Surety bonds
The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of June 30, 2021, for which no liabilities are recorded on the Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of June 30, 2021 and 2020, such amounts were not material.
Contingencies
As of June 30, 2021, the Company had consulting fees payable in Fixed Shares and Floating Shares which are contingent upon successful acquisition of certain state cannabis licenses. The Company had maximum obligations of $8,750 and 238 Fixed Shares and 102 Floating Shares. No reserve for the contingencies has been recorded as of June 30, 2021.
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of June 30, 2021, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
The Company and its subsidiaries may be, from time to time, subject to various administrative, regulatory and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable, and the contingent liability can be reasonably estimated.
Standby Equity Distribution Definitive Agreement
On May 29, 2020, the Company entered into an agreement with an institutional lender for $50,000 of financing commitments under a Standby Equity Distribution Agreement (“SEDA”). The investor may, at its discretion, purchase, and the Company may, at its discretion, periodically sell to the investor, up to $50,000 of subordinate voting shares of the Company at a purchase price of 95% of the market price over the course of 24 months from the effective date. Pursuant to the SEDA, the investor may, at its discretion, purchase, and the Company may, at its discretion, periodically sell to the investor, up to $35,000 and $15,000 of the Company’s Fixed Shares and Floating Shares, respectively. In consideration for entering the SEDA, the Company issued the investor 200 SVS as commitment shares. Pursuant to the Amended Arrangement, these SVS shares have since been exchanged for 140 Fixed Shares and 60 Floating Shares.
On each of September 28, 2020 and January 25, 2021, the Company entered into letter agreements with the investor extending the termination deadline of the SEDA to the earliest of November 30, 2020 and June 30, 2021, respectively, and the date that the Company has obtained both a receipt from the Ontario Securities Commission for a short-form final base shelf prospectus and a declaration from the United States Securities and Exchange Commission that its registration statement is effective, in each case qualifying an At-The-Market equity offering program. On March 11, 2021, the SEDA termination deadline was further extended to April 15, 2022.

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
Following the parties’ entering into a Memorandum of Understanding (MOU) on proposed settlement terms that would settle each of the matters listed above, the parties have now reached a final confidential settlement agreement. As part of that agreement, the Company has accrued for $7,750 in Legal settlements, net on the Statements of Operations for the year ended December 31, 2020. In connection with this settlement agreement, the Company issued a promissory note in the amount of $7,750 to CanWell, which is non-interest bearing and is payable in periodic payments through December 31, 2024.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Lease Dispute
On or around December 2019, it is alleged that a wholly-owned subsidiary of HSCP entered into three five-year leases to occupy approximately 70 square feet of commercial space on a cannabis cultivation campus in California. As of November 24, 2020, HSCP and its wholly-owned subsidiary entered into a confidential settlement and release agreement with the commercial landlord, pursuant to which HSCP will make periodic payments to the commercial landlord totaling $6,336, which the Company has accrued for in Legal settlements, net on the Statements of Operations for the year ended December 31, 2020. The remaining payments of $2,168 will become due through the year ended December 31, 2021.
Compass Neuroceuticals Litigation
In February 2021, a JAMS arbitration was initiated in Atlanta by Acreage Georgia LLC (“Acreage Georgia”) against its former consultant, Compass Neuroceuticals, Inc. (“Compass”), stemming from Compass’ breach of the consulting agreement entered into between the parties in June 2019, related to the preparation of an application for a Class 1 cultivation license in Georgia. Acreage Georgia is seeking approximately $1,000, plus attorney’s fees and costs. Compass has filed a counterclaim for breach in the $9,000 range. A final arbitration hearing is currently scheduled for September 2021. The matter is in its early stages; therefore, it is too early to ascertain the materiality of any potential settlement or judgment, but the Company plans to defend itself vigorously in this matter.

14.    RELATED PARTY TRANSACTIONS
Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.
Related party notes receivable
Acreage has certain outstanding notes receivable with related parties. Refer to Note 6 for further discussion.
In May 2021, the Company sold two secured promissory notes totaling $28,000 received from the sale of Acreage Florida to Viridescent for cash proceeds of approximately $26,000. Viridescent is an entity controlled by Kevin Murphy, the Chairman of the board of directors. Refer to Notes 3 and 6 for further discussion.
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
Related party debt
In December 2019, Mr. Murphy loaned $15,000 to the Company. In January 2020, he made an additional loan of $5,000 to Acreage. These amounts were subsequently repaid in March 2020.
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
On March 7, 2021, the Company extended the maturity date related to the $22,000 in borrowings with the Lender to March 31, 2021. On March 29, 2021, the Company further extended the maturity date of Mr. Murphy’s tranche of the loan transaction, which is $21,000 of the $22,000 aggregate amount of the loan transaction, to June 30, 2021. Mr. Murphy’s tranche of the loan transaction was subsequently repaid in June 2021.
Michigan consulting agreement
Pursuant to the Consulting Services Agreement by and between Kevin Michigan, LLC and High Street (the “Michigan Consulting Agreement”), High Street provides certain consulting services to Kevin Michigan, LLC, which includes, but is not limited to, services related to application support, provisioning center administration and operation, local and state regulatory filings, human resource matters, and marketing matters. The Michigan Consulting Agreement explicitly states that High Street is not able to direct or control the business of Kevin Michigan, LLC. Additionally, there are certain leases held by and between Kevin Michigan, LLC, as lessee and certain wholly owned subsidiaries of High Street, as lessors. As of June 30, 2021, Kevin Michigan, LLC is not operational, and no consulting fees or rents has been paid to High Street or its wholly owned subsidiaries. Kevin Michigan, LLC is owned and controlled by the Company’s Chairman, Kevin Murphy.
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
Basic and diluted loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to common shareholders of the Company	$(2,553)	$(37,192)	$(10,361)	$(209,146)
Weighted average shares outstanding - basic	108,714	98,444	107,466	95,688
Effect of dilutive securities	—	—	—	—
Weighted average shares - diluted	108,714	98,444	107,466	95,688
Net loss per share attributable to common shareholders of the Company - basic	$(0.02)	$(0.38)	$(0.10)	$(2.19)
Net loss per share attributable to common shareholders of the Company - diluted	$(0.02)	$(0.38)	$(0.10)	$(2.19)

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
During the six months ended June 30, 2021, 7,131 Fixed warrants, 3,087 Floating warrants, 4,084 Fixed Share RSUs, 1,912 Floating Share RSUs, 1,533 Fixed Share stock options, 2,424 Floating Share stock options and 23,076 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive. During the six months ended June 30, 2020, 8,121 SVS warrants, 9,349 SVS restricted share units, 4,929 SVS stock options, 24,340 NCI convertible units were excluded from the calculation of net loss per share attributable to common share attributable to common shareholders of the Company - diluted as they were anti-dilutive.
17.    SUBSEQUENT EVENTS
Senior secured term loan facility
On July 13, 2021, the Company entered into a waiver to loan agreement related to its senior secured term loan facility of $70,000. Pursuant to the terms of the waiver to loan agreement, certain debt covenants were revised, and the minimum cash liquidity position was increased. Accordingly, under the revised terms, the Company met all debt covenants of the loan agreement. Refer to Note 10 for further discussion.

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
This MD&A should be read in conjunction with the Company’s unaudited condensed consolidated financial statements for the three month period ended June 30, 2021 and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”) and the 2020 Form 10-K. Financial information presented in this MD&A is presented in thousands of U.S. dollars, unless otherwise indicated.
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
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview—This section provides a general description of the Company’s businesses, its strategic objectives, as well as developments that occurred during the three and six months ended June 30, 2021 and 2020 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2021 and 2020. This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended June 30, 2021 and 2020, as well as a discussion on the Company’s outstanding debt and commitments that existed as of June 30, 2021. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
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
As of June 30, 2021, Acreage owned and operated a total of 22 dispensaries - five dispensaries in Oregon (three in Portland, one in Eugene and one in Springfield), four in New York (Buffalo, Farmingdale, Middletown and Queens), three in New Jersey (Atlantic City, Egg Harbor and Williamstown), three in Connecticut (Bethel, South Windsor and Uncasville), two in Massachusetts (Worcester and Shrewsbury), two in Illinois (Chicago and Rolling Meadows), and three in Maine (Gardiner, Portland and South Portland). As of June 30, 2021, Acreage owned and operated a total of 6 cultivation and processing facilities in Oakland, California, Sinking Spring, Pennsylvania, Sterling, Massachusetts, Syracuse, New York, Freeport, Illinois, and Egg Harbor, New Jersey. Acreage also collected management services revenues, substantially all in Maine and New Hampshire.
Strategic Priorities
The Company believes its refocused strategy is the key to continued improvements in its financial results and shareholder value. The Company remains focused on three key strategic objectives - driving profitability, strengthening the balance sheet, and accelerating growth in its core markets.
Driving Profitability: The Company's focus on improving operational and financial results has resulted in generally improving profitability. Management continues to diligently control costs, improve operational efficiencies, and accelerate organic growth in its core markets to continue to report improved profitability going forward.
Strengthening the Balance Sheet: Strengthening the balance sheet is key to both providing the Company with the necessary capital to achieve its operational plans and building shareholder confidence. The Company has worked to ensure that sufficient capital has been available when needed. Going forward, the Company will monitor the capital markets and utilize opportunities to access both debt or equity when it is necessary and advantageous to do so.
Accelerating Growth in Core Markets: Through prior acquisitions and capital expenditures, management believes Acreage is well positioned for future success in several key markets as regulations regarding the use of cannabis continue to evolve. The Company will continue to focus its growth on its core markets where it can take advantage of and expand on the presence already established.
Highlights from the three months ended June 30, 2021:
•The Company achieved total consolidated revenue growth of 63% as compared with the three months ended June 30, 2020. On a sequential basis, the Company achieved total consolidated revenue growth of 15% compared with the three months ended March 31, 2021.
•Adjusted EBITDA for the three months ended June 30, 2021 was $8.1 million compared to an adjusted EBITDA loss of $6.5 million in the same period in 2020. This marks the second consecutive quarter of positive adjusted EBITDA for the company and validates management's refocused strategic plan.
•The Company completed the acquisition of 100% of CWG Botanicals, Inc. (“CWG”), an adult-use cannabis cultivation and processing operations in the state of California.
•The Company completed the sale of its operations in Florida for aggregate proceeds of $60.0 million, which is consistent with its overall strategy to focus on its core states. Additionally, the Company agreed to sell its dispensary in Powell, Oregon and its cultivation and processing facility in Medford, Oregon.
•The Company utilized the proceeds from the sale of Acreage Florida and its restricted cash to strengthen its balance sheet. During the three months ended June 30, 2021, the Company reduced its external debt by $44.1 million.
Additional highlights from the six months ended June 30, 2021:
•The Company achieved total consolidated revenue growth of 61% as compared with the six months ended June 30, 2020.
•Adjusted EBITDA for the six months ended June 30, 2021 was $9.7 million compared to an adjusted EBITDA loss of $18.6 million in the same period in 2020.
•The Company opened its third New Jersey based The Botanist dispensary in Williamstown, New Jersey.
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

Results of Operations
The following table presents selected financial data derived from the unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2021 and 2020. The selected financial information set out below may not be indicative of the Company’s future performance.

Summary Results of Operations			Better/(Worse)				Better/(Worse)
in thousands, except per share amounts	Three Months Ended June 30,		2021 vs. 2020		Six Months Ended June 30,		2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
Revenues, net	$44,217	$27,072	$17,145	63%	$82,610	$51,297	$31,313	61%
Operating income (loss)	(6,757)	(39,335)	32,578	83%	(4,950)	(290,617)	285,667	98%
Net loss attributable to Acreage	(2,553)	(37,192)	34,639	93%	(10,361)	(209,146)	198,785	95%
Basic and diluted loss per share attributable to Acreage	$(0.02)	$(0.38)	$0.36	95%	$(0.10)	$(2.19)	$2.09	95%
Revenues, Cost of goods sold and Gross margin

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

			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2021 vs. 2020		Six Months Ended June 30,		2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
Retail revenue, net	$28,396	$19,875	$8,521	43%	$54,243	$37,448	$16,795	45%
Wholesale revenue, net	15,541	7,167	8,374	117%	25,557	13,715	11,842	86%
Other revenue, net	280	30	250	833%	2,810	134	2,676	n/m
Total revenues, net	$44,217	$27,072	$17,145	63%	$82,610	$51,297	$31,313	61%
Cost of goods sold, retail	(14,051)	(11,981)	(2,070)	(17)%	(27,133)	(22,870)	(4,263)	(19)%
Cost of goods sold, wholesale	(6,291)	(3,880)	(2,411)	(62)%	(10,980)	(7,262)	(3,718)	(51)%
Total cost of goods sold	$(20,342)	$(15,861)	$(4,481)	(28)%	$(38,113)	$(30,132)	$(7,981)	(26)%
Gross profit	$23,875	$11,211	$12,664	113%	$44,497	$21,165	$23,332	110%
Gross margin	54%	41%		13%	54%	41%		13%
Total revenues increased by $17,145 or 63% for the three months ended June 30, 2021, as compared to the corresponding period of fiscal 2020. On a comparative basis, total revenue increased by $7,351 due to the acquisitions of (i) CCF in June 2020, (ii) certain Maine operations and (iii) CWG in April 2021 and was offset by decreases of $268 due to the divestitures/closures of (i) Maryland Medicinal Research & Caring, LLC and Acreage North Dakota, LLC in May 2020, (ii) Form Factory in March 2020 and iii) Acreage Florida in April 2021. Additionally, revenue for the three months ended June 30, 2021 for the Company’s operations in Oregon, which are considered non core and are being held for sale, decreased by $778 as compared to the corresponding period in fiscal 2020. Excluding these acquisitions and divestitures/closures and the impact of revenue declines in the Company’s Oregon operations, total revenue increased by $10,571 or 44% for the three months ended June 30, 2021, as compared to the corresponding period of fiscal 2020.
Retail revenue increased by $8,521 or 43% for the three months ended June 30, 2021, as compared to the corresponding period of fiscal 2020. Excluding the impact of acquisitions and divestitures/closures, retail revenue increased by $2,359 for the three months ended June 30, 2021, as compared to the corresponding period of fiscal 2020. The remaining increase in retail revenue was primarily driven by increased demand and production across various states, and new store openings and was partially offset by retail revenue declines of $703 in non core states (Oregon).
Wholesale revenue increased by 117% for the three months ended June 30, 2021, as compared to the corresponding periods of fiscal 2020. The increased wholesale revenue was primarily due to increased capacity, coupled with maturing operations at the Company’s Pennsylvania, Massachusetts, and Illinois cultivation facilities. This resulted in higher yields and product mix in each of the respective markets. Additionally, wholesale revenue for the three months ended June 30, 2021 included $1,145 from CWG which was acquired in April 2021.
On a year-to-date basis, total revenues for the six months ended June 30, 2021, increased by $31,313 or 61% as compared to the corresponding period of fiscal 2020. On a comparative basis, total revenues increased by $11,786 due to the acquisitions of (i) CCF in June 2020, (ii) certain Maine operations and (iii) CWG in May 2021 and was offset by decreases of $905 due to the divestitures/closures of (i) Maryland Medicinal Research & Caring, LLC and Acreage North Dakota, LLC in May 2020, (ii) Form Factory in March 2020 and (iii) Acreage Florida in April 2021. Additionally, total revenues for the six months ended June 30, 2021 for the Company’s operations in Oregon, which are considered non core and are being held for sale, decreased by $1,540 as compared to the corresponding period in fiscal 2020. Excluding these acquisitions and divestitures/closures and the impact of total revenue declines in the Company’s Oregon operations,, total revenue increased by $21,065 or 47% for the six months ended June 30, 2021, as compared to the corresponding period of fiscal 2020. Finally, total revenue for the six months ended June 30, 2021 included $2,500 of management fees in New Hampshire, a portion of which related to prior fiscal periods.
While total revenues increased 63%, total costs of goods sold only increased 28% for the three months ended June 30, 2021, as compared with the corresponding period of fiscal 2020.
Retail cost of goods sold increased 17% for the three months ended June 30, 2021, as compared to the corresponding period of fiscal 2020, and below the 43% increase in retail revenue. The lower rate of growth for retail cost of goods sold was due to the increased vertical integration of the Company’s operations. A greater portion of the product sold at the Company’s retail dispensaries is sourced internally from the Company’s cultivation and processing operations. Cost of goods sold for this internally produced product does not contain the wholesale margin that would be paid if the Company had to source that same product from external vendors.
Wholesale cost of goods sold increased 62% for the three months ended June 30, 2021, as compared to the corresponding period of fiscal 2020, and below the 117% increase in wholesale revenue. While wholesale cost of goods sold increased due to the volume increase associated with the wholesale revenue growth, the rate of growth was lower as a result of production efficiencies being achieved. In addition, wholesale cost of goods sold for the comparative period were driven by the initial set up costs and consequential expansion impact of various cultivation facilities that did not occur in the current period.

On a year-to-date basis, while total revenues increased 61%, total costs of goods sold only increased 26% for the six months ended June 30, 2021, as compared with the corresponding period of fiscal 2020. The reasons for the increases in costs of goods sold and for the lower rate of growth of costs of goods sold compared to the revenue growth, for the six months ended June 30, 2021, are consistent with the reasons for the three months ended June 30, 2021.

Gross margin for the three months ended June 30, 2021 was 54.0%, compared to 41.4% for the three months ended June 30, 2020. Gross margin for the six months ended June 30, 2021 was 53.9%, compared to 41.3% for the six months ended June 30, 2020. The increase in gross margin was driven by the factors discussed above.
Revenue by geography
While the Company operates under one operating segment, the production and sale of cannabis products, the below revenue breakout by geography is included as management believes it provides relevant and useful information to investors.

Revenue by region			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2021 vs. 2020		Six Months Ended June 30,		2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
New England	$18,122	$12,600	$5,522	44%	$36,177	$23,923	$12,254	51%
Mid-Atlantic	16,644	7,319	9,325	127%	28,780	14,405	14,375	100%
Midwest	6,449	4,286	2,163	50%	12,321	7,229	5,092	70%
West	2,852	2,578	274	11%	4,711	5,381	(670)	(12)%
South	150	289	(139)	(48)%	621	359	262	73
Total revenues, net	$44,217	$27,072	$17,145	63%	$82,610	$51,297	$31,313	61%

n/m - Not Meaningful
Total operating expenses

Total operating expenses consist primarily of compensation expense at the Company’s corporate offices as well as operating subsidiaries, impairment losses, professional fees, which includes, but is not limited to, legal and accounting services, depreciation and other general and administrative expenses.

Operating expenses			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2021 vs. 2020		Six Months Ended June 30,		2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
General and administrative	$5,385	$12,386	$7,001	57%	$14,602	$25,418	$10,816	43%
Compensation expense	11,174	7,957	(3,217)	(40)%	21,537	22,434	897	4%
Equity-based compensation expense	6,981	20,187	13,206	65%	13,023	54,924	41,901	76%
Marketing	397	481	84	17%	409	1,468	1,059	72%
Impairments, net	—	—	—	n/m	818	187,775	186,957	100
Loss on notes receivable	1,726	—	(1,726)	n/m	1,726	8,161	6,435	79
Write down (recovery) of assets held-for-sale	—	8,110	8,110	n/m	(8,616)	8,110	16,726	n/m
Legal settlements, net	312	—	(312)	n/m	322	—	(322)	n/m
Depreciation and amortization	4,657	1,425	(3,232)	(227)%	5,626	3,492	(2,134)	(61)%
Total operating expenses	$30,632	$50,546	$19,914	39%	$49,447	$311,782	$262,335	84%

n/m - Not Meaningful
Total operating expenses for the three months ended June 30, 2021 were $30,632, a decrease of $19,914 or 39% from the corresponding period of fiscal 2020. The primary drivers of the decrease in operating expenses were as follows:
•General and administrative expenses decreased during the three months ended June 30, 2021, as compared to the corresponding period of fiscal 2020, primarily due to a reduction of legal fees and rental and lease expenses incurred.
•Compensation expense increased during the three months ended June 30, 2021, as compared to the corresponding period of fiscal 2020, primarily due additional staff required to manage the Company’s expanded operations, including the acquisitions of CCF in June 2020, certain Maine operations since the comparable period and CWG in May 2021. Additionally, compensation expense in the comparable period of 2020 was reduced as a result of reorganization efforts, including a suspension of operations at Form Factory and temporary staff reductions undertaken in response to the COVID-19 pandemic.
•Equity-based compensation expense decreased during the three months ended June 30, 2021, as compared to the corresponding period of fiscal 2020, primarily due to benefits associated with the reorganization efforts undertaken in the previous period, resulting in the acceleration of restricted share vesting for certain employees and previously issued awards becoming fully vested and cancelled in the prior periods.

•The loss on notes receivable for the three months ended June 30, 2021 is due to the determination that the payment for certain notes receivables was doubtful based on the most recent information available to the Company.
•During the three months ended June 30, 2020, the Company determined certain businesses and assets met the held-for-sale criteria. In accordance with ASC 360-10, Property, Plant and Equipment, the assessed disposal groups for such assets held-for-sale were written down to fair value less costs to sell, resulting in the recognition of write down charges. No such write-down was required for the three months ended June 30, 2021.
•Depreciation and amortization expenses increased during the three months ended June 30, 2021, compared to the corresponding period of fiscal 2020, primarily due to an acceleration of the amortization of certain intangible assets as a result of a reduction in the expected useful lives of such assets.
Total operating expenses for the six months ended June 30, 2021 were $49,447, a decrease of $262,335 or 84% from the corresponding period of fiscal 2020. The primary drivers of the decrease in operating expenses were as follows:
•General and administrative expenses decreased during the six months ended June 30, 2021, as compared to the corresponding period of fiscal 2020, primarily due to a reduction of legal fees and rental and lease expenses incurred.
•Compensation expense for the six months ended June 30, 2021, as compared to the corresponding period of fiscal 2020, was generally consistent. Staff increases due to additional staff required to manage the Company’s expanded operations were offset by reorganization efforts undertaken in previous periods.
•Equity-based compensation expense decreased during the six months ended June 30, 2021, as compared to the corresponding period of fiscal 2020, primarily due to benefits associated with the reorganization efforts undertaken in the previous period, resulting in the acceleration of restricted share vesting for certain employees and previously issued awards becoming fully vested and cancelled in the prior periods.
•Impairment expenses, net for the corresponding six months ended June 30, 2020 included impairment charges related to interim intangible and goodwill impairment testing undertaken in the prior period due to the triggering event caused by the COVID-19 pandemic, as further discussed in Note 4 in the unaudited condensed consolidated financial statements. No such impairment charge was required in the six months ended June 30, 2021.
•The loss on notes receivable for the six months ended June 30, 2021 is due to the determination that the payment for certain notes receivables was doubtful based on the most recent information available to the Company. The loss on notes receivable for the comparable period in 2020 was due to the write-off of a notes receivable that the Company determined was no longer collectible.
•During the six months ended June 30, 2020, the Company determined certain businesses and assets met the held-for-sale criteria. In accordance with ASC 360-10, Property, Plant and Equipment, the assessed disposal groups for such assets held-for-sale were written down to fair value less costs to sell, resulting in the recognition of write down charges. No such write-down was required for the six months ended June 30, 2021. During the six months ended June 30, 2021, the Company determined that the fair value less costs to sell of its Acreage Florida disposal group increased in excess of its value previously written down value. Accordingly, the Company recognized a recovery of assets held-for-sale related to its Acreage Florida disposal group related to the previously recognized write-downs. Refer to Notes 3 and 17 in the unaudited condensed consolidated financial statements for further discussion.
•Depreciation and amortization expenses increased during the six months ended June 30, 2021, compared to the corresponding period of fiscal 2020, primarily due to an acceleration of the amortization of certain intangible assets as a result of a reduction in the expected useful lives of such assets.

Total other (loss) income

Other (loss) income			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2021 vs. 2020		Six Months Ended June 30,		2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
(Loss) income from investments, net	$(1,122)	$4	$(1,126)	n/m	$(1,266)	$238	$(1,504)	n/m
Interest income from loans receivable	1,593	1,830	(237)	(13)%	3,058	3,477	(419)	(12)%
Interest expense	(5,595)	(3,733)	(1,862)	(50)%	(10,452)	(4,959)	(5,493)	(111)
Other income (loss), net	9,311	(23)	9,334	n/m	7,745	(197)	7,942	n/m
Total other income (loss)	$4,187	$(1,922)	$6,109	n/m	$(915)	$(1,441)	$526	37

n/m - Not Meaningful
Total other income (loss) for the three months ended June 30, 2021 was $4,187, an increase of $6,109 from the corresponding period of fiscal 2020. The primary drivers of the increase in other income (loss) were as follows:
•Loss from investments, net of $1,122 for the three months ended June 30, 2021 was primarily due to declines in the fair market value of investments in equity of entities where the Company does not have significant influence or control.
•Interest income from loans receivable for the three months ended June 30, 2021 has declined from the corresponding period of fiscal 2020 due to a reduction in the value of loans receivable outstanding.
•Interest expense, net increased during the three months ended June 30, 2021, compared to the corresponding period of fiscal 2020, due to the Company’s increased debt financing transactions primarily undertaken subsequent to the three months ended June 30, 2020.
•Other income (loss), net for the three months ended June 30, 2021 was primarily related to a gain on the sale of Acreage Florida of $11,682 and partially offset by the loss on the subsequent sale of notes receivable received as consideration from the buyer of Acreage Florida of approximately $2,000.
Total other income (loss) for the six months ended June 30, 2021 was $(915), an decrease of $526 from the other income (loss) recognized in the corresponding period of fiscal 2020. The primary drivers of the decrease in other income (loss) for the six months ended June 30, 2021 were generally the same as the drivers of change in other income (loss) for the three months ended June 30, 2021 except for the following:
•Other income (loss), net for the six months ended June 30, 2021 also included a loss of $1,644 on the disposal of capital assets.
Net loss

Net loss			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2021 vs. 2020		Six Months Ended June 30,		2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
Net loss	$(3,306)	$(44,370)	$41,064	93%	$(11,947)	$(266,599)	$254,652	96%
Less: net loss attributable to non-controlling interests	(753)	(7,178)	6,425	90%	(1,586)	(57,453)	55,867	97%
Net loss attributable to Acreage Holdings, Inc.	$(2,553)	$(37,192)	$34,639	93%	$(10,361)	$(209,146)	$198,785	95%
The increases in net loss are driven by the factors discussed above.
Adjusted EBITDA
The Company defines Adjusted EBITDA as net income before interest, income taxes and, depreciation and amortization and excluding the following: (i) income from investments, net (the majority of the Company's investment income relates to remeasurement to fair value of previously-held interests in connection with our roll-up of affiliates, and the Company expects income from investments to be a non-recurring item as its legacy investment holdings diminish), (ii) equity-based compensation expense, (iii) non-cash impairment losses, (iv) transaction costs and (v) other non-recurring expenses (other expenses and income not expected to recur).
Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. The Company uses Adjusted EBITDA to evaluate its actual operating performance and for planning and forecasting future periods. The Company believes that the adjusted results presented provide relevant and useful information for investors because they clarify the Company’s actual operating performance, make it easier to compare our results with those of other companies and allow investors to review performance in the same way as our management. Since these measures are not calculated in accordance with U.S. GAAP, they should not be considered in isolation of, or as a substitute for, net loss or our other reported results of operations as reported under U.S. GAAP as indicators of our performance, and they may not be comparable to similarly named measures from other companies.

Adjusted EBITDA			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2021 vs. 2020		Six Months Ended June 30,		2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
Net loss (U.S. GAAP)	$(3,306)	$(44,370)			$(11,946)	$(266,599)
Income tax expense (benefit)	736	3,113			6,082	(25,459)
Interest (income) expense, net	4,002	1,903			7,394	1,482
Depreciation and amortization	5,273	1,581			6,794	3,976
EBITDA (non-GAAP)	$6,705	$(37,773)	$44,478	n/m	$8,324	$(286,600)	$294,923	n/m
Adjusting items:
(Income) loss from investments, net	1,122	(4)			1,266	(238)
Impairments, net	—	—			818	187,775
Loss on notes receivable	1,726	—			1,726	8,161
Write down (recovery) of assets held-for-sale	—	8,110			(8,616)	8,110
Equity-based compensation expense	6,981	20,187			13,023	54,924
Legal settlements, net	312	—			322	—
Gain on business divestiture	(11,682)	—			(11,682)	—
Other non-recurring expenses	2,922	2,940			4,501	9,250
Adjusted EBITDA (non-GAAP)	$8,086	$(6,540)	$14,626	n/m	$9,682	$(18,618)	$28,299	n/m

n/m - Not Meaningful

The increases in adjusted EBITDA are driven by the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and uses of cash
The Company’s primary uses of capital include operating expenses, capital expenditures and the servicing of outstanding debt. The Company’s primary sources of capital include funds generated by cannabis sales as well as financing activities. Through June 30, 2021, the Company had primarily used private financing as a source of liquidity for short-term working capital needs and general corporate purposes.
In March 2021, the Company extended the maturity date related to $21,000 of the $22,000 aggregate amount of the loan transaction to June 30, 2021, as described in Note 10 to the unaudited condensed consolidated financial statements.
In June 2021, the Company repaid the 3.55% credit facility of $21,000 and the 3.55% credit facility collateral (related party) of $22,000. Certain of the cash proceeds from the sale of Acreage Florida, including the proceeds from the sale of the notes receivable received from the buyer of Acreage Florida as consideration, and the Company’s restricted cash were utilized to repay these debt obligations.
The Company’s ability to fund its operations, capital expenditures, acquisitions, and other obligations depends on its future operating performance and ability to obtain financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond the Company’s control.
The Company expects that its cash on hand and cash flows from operations, along with its ability to obtain private and/or public financing, will be adequate to support the capital needs of the existing operations as well as expansion plans for the next 12 months. While the Company’s liquidity risk has increased since its RTO transaction as a result of the Company’s rapid growth and continued expansion, which resulted in negative operating cash flow for the year ended December 31, 2020, the Company believes it has alleviated the risk. Please refer to the disclosures under “Basis of presentation and going concern” in Note 2 to the unaudited condensed consolidated financial statements.
Cash flows
Cash and cash equivalents and restricted cash were $37,834 as of June 30, 2021, an increase of $1,760 from June 30, 2020. The following table summarizes the change in cash, cash equivalents and restricted cash for the six months ended June 30, 2021 and 2020.

Cash flows			Better/(Worse)
in thousands	Six Months Ended June 30,		2021 vs. 2020
	2021	2020	$	%
Net cash used in operating activities	$(21,038)	$(39,318)	$18,280	46%
Net cash provided by (used in) investing activities	44,738	(28,638)	73,376	n/m
Net cash (used in) provided by financing activities	(40,505)	77,430	(117,935)	n/m
Net (decrease) increase in cash, cash equivalents and restricted cash	$(16,805)	$9,474	$(26,279)	n/m
n/m - Not Meaningful
Net cash used in operating activities
For the six months ended June 30, 2021, the Company used $21,038 of net cash in operating activities. This represented a reduction of $18,280 when compared to the corresponding period of fiscal 2020. Excluding non-cash items such as impairments, equity based compensation, write-offs, gains and losses on disposals and depreciation and amortization in the net operating income (loss), this improved operating income was a result of revenue increases exceeding increases in costs of goods sold and a decrease in non-cash expenditures. Additionally, for both the six months ended June 30, 2021 and June 30, 2020, cash used in operating activity included cash used to fund increases in working capital due to the expanded operations.

Net cash (used in) provided by investing activities
For the six months ended June 30, 2021, the Company provided $44,738 of net cash through investing activities. This represented an improvement of $73,376 when compared to the corresponding period of fiscal 2020. Cash provided by investing activities for the six months ended June 30, 2021, was primarily driven by $15,829 spent on capital expenditures to build out the Company’s owned operations but this was more than offset by (i) $8,825 collected from entities, net of advances, and (ii) $50,408 net proceeds from the sale of assets..
Cash used in investing activities during the six months ended June 30, 2020, was primarily driven by (i) $7,880 spent on capital expenditures to build out the Company’s owned operations, (ii) $12,900 advanced to entities, net of collections, and (iii) $9,983 on business acquisitions.
Net cash (used in) provided by financing activities
For the six months ended June 30, 2021, the Company used $40,505 of net cash in financing activities. This represented a decrease of $115,928 when compared to the corresponding period of fiscal 2020. Cash used in financing activities during the six months ended June 30, 2021 was primarily driven by the repayment of debt of $44,070, partially offset by $4,540 related to financing proceeds.
Cash provided by financing activities during the six months ended June 30, 2020 was primarily driven by (i) $51,000 raised through debt financing, (ii) $27,887 through equity transactions, (iii) $22,000 collateral received from prior financing arrangements and (iv) offset by $20,276 repayment of debt.
Capital Resources
Capital structure and debt
The Company’s debt outstanding as of June 30, 2021 was as follows:

Debt balances	June 30, 2021
Seller’s notes	$2,581
Financing liability (related party)	15,253
Finance lease liabilities	5,208
7.5% Loan due 2023 (related party)	32,282
6.1% Secured debenture due 2030 (related party)	45,822
Hempco Foros promissory note	2,000
Senior secured term loan facility	23,113
Construction financing loan	9,482
Canwell promissory note	6,750
Total debt	$142,491
Less: current portion of debt	7,373
Total long-term debt	$135,118
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
Credit risk

The Company’s exposure to non-payment or non-performance by its counterparties is a credit risk. The maximum credit exposure as of June 30, 2021, is the carrying amount of cash and cash equivalents, restricted cash, and accounts, notes and other receivables. The Company does not have significant credit risk with respect to customers. The Company mitigates its credit risk on its notes and other receivables by securing collateral, such as capital assets, and by its review of the counterparties and their businesses. The Company considers a variety of factors when determining interest rates for notes receivable, including the creditworthiness of the counterparty, market interest rates prevailing at the note’s origination, and duration and terms of the note. The Company determined expected credit losses to be immaterial due to collateral held. Analysis of collateral held and future expected cash flows within the cannabis industry were considered in its expected credit loss assessment.
Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company endeavors to ensure that there is sufficient liquidity in order to meet short-term business requirements, after taking into account the Company’s cash holdings. As of June 30, 2021, the Company’s financial liabilities consist of accounts payable and accrued liabilities, lease liabilities and long-term debt. The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis.

As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit as of June 30, 2021, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

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
As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit as of June 30, 2021, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective for the period ending June 30, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(ii)    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management, including the Chief Executive Officer and Chief Financial Officer, has limited the evaluation of the Company’s internal controls over financial reporting to exclude controls, policies and procedures and internal controls over financial reporting of the recently acquired operations of:

•CWG Botanicals, Inc. (“CWG”) (acquired April 30, 2021)

The operations of CWG represents approximately 3% of the Company’s total assets as of June 30, 2021 and 1% of the Company’s gross revenue for the six months ended June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Amendment No. 4 to Credit Agreement by and among Acreage Finance Delaware, LLC, Acreage IP Holdings, LLC and IP Investment Company, LLC, originally dated as of March 6 2020	8-K	000-56021	10.1	4/1/21
10.2	Amendment to Stock Purchase Agreement by and among High Street Capital Partners, LLC, RWB Florida LLC and Red White & Bloom Brands Inc., dated as of April 27, 2021	10-Q	000-56021	10.4	5/10/21
10.3	Loan Sale and Assignment Agreement by and between High Street Capital Partners, LLC and Viridescent Realty Trust, Inc., dated as of June 11, 2021.	8-K	000-56021	10.1	6/16/21
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101	Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Financial Position as of June 30, 2021 (unaudited) and December 31, 2020 (audited), (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and June 30, 2020, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and June 30, 2020, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2021 and June 30, 2020 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.					X
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
Date: August 9, 2021

Acreage Holdings, Inc.
(Registrant)

By:	/s/ Steve Goertz
Steve Goertz
Chief Financial Officer