Form 10-Q
period 2021-09-30
Acreage Holdings, Inc.
filed 2021-11-12
CIK 1762359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

As of November 3, 2021, there were 74,637,436 and 32,874,114 Class E subordinate voting shares and Class D subordinate voting shares, as converted, issued and outstanding, respectively.

TABLE OF CONTENTS
Acreage Holdings, Inc.
Form 10-Q
For the Three Months and Nine Months Ended September 30, 2021

ACREAGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
PART I
Item 1. Financial Statements and Supplementary Data

(in thousands)	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$27,868	$32,542
Restricted cash	1,098	22,097
Inventory	33,520	23,715
Notes receivable, current	1,552	2,032
Assets held-for-sale	19,272	62,971
Other current assets	15,470	4,663
Total current assets	98,780	148,020
Long-term investments	38,921	34,126
Notes receivable, non-current	81,434	97,901
Capital assets, net	103,853	89,136
Operating lease right-of-use assets	22,349	17,247
Intangible assets, net	124,534	138,983
Goodwill	37,604	31,922
Other non-current assets	1,493	4,718
Total non-current assets	410,188	414,033
TOTAL ASSETS	$508,968	$562,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$25,317	$18,913
Taxes payable	27,378	14,780
Interest payable	1,444	3,504
Operating lease liability, current	1,525	1,492
Debt, current	16,377	27,139
Non-refundable deposits on sale	1,750	750
Liabilities related to assets held-for-sale	2,808	18,154
Other current liabilities	8,844	13,010
Total current liabilities	85,443	97,742
Debt, non-current	126,186	153,318
Operating lease liability, non-current	21,830	16,609
Deferred tax liability	27,024	34,673
Other liabilities	37	2
Total non-current liabilities	175,077	204,602
TOTAL LIABILITIES	260,520	302,344
Commitments and contingencies
Common stock, no par value - unlimited authorized, 106,403 and 101,250 issued and outstanding, respectively	—	—
Additional paid-in capital	753,840	737,290
Treasury stock, 842 common stock held in treasury	(21,054)	(21,054)
Accumulated deficit	(497,864)	(475,205)
Total Acreage Shareholders' equity	234,922	241,031
Non-controlling interests	13,526	18,678
TOTAL EQUITY	248,448	259,709

TOTAL LIABILITIES AND EQUITY	$508,968	$562,053
See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
REVENUE
Retail revenue, net	$30,794	$23,914	$85,038	$61,362
Wholesale revenue, net	17,077	7,798	42,634	21,513
Other revenue, net	280	30	3,090	164
Total revenues, net	48,151	31,742	130,762	83,039
Cost of goods sold, retail	(16,279)	(14,134)	(43,412)	(37,004)
Cost of goods sold, wholesale	(8,069)	(4,133)	(19,049)	(11,395)
Total cost of goods sold	(24,348)	(18,267)	(62,461)	(48,399)
Gross profit	23,803	13,475	68,301	34,640

OPERATING EXPENSES
General and administrative	8,466	14,819	23,067	40,237
Compensation expense	10,699	8,306	32,236	30,740
Equity-based compensation expense	4,168	10,445	17,191	65,369
Marketing	583	46	992	1,514
Impairments, net	2,339	—	3,157	187,775
Loss on notes receivable	—	—	1,726	8,161
Write down (recovery) of assets held-for-sale	—	2,893	(8,616)	11,003
Legal settlements, net	—	14,150	322	14,150
Depreciation and amortization	4,044	1,396	9,670	4,888
Total operating expenses	30,299	52,055	79,745	363,837

Net operating loss	$(6,496)	$(38,580)	$(11,444)	$(329,197)

(Loss) income from investments, net	489	(433)	(777)	(195)
Interest income from loans receivable	1,067	1,606	4,125	5,083
Interest expense	(3,620)	(6,147)	(14,072)	(11,106)
Other income (loss), net	81	(656)	7,825	(853)
Total other income (loss)	(1,983)	(5,630)	(2,899)	(7,071)

Loss before income taxes	$(8,479)	$(44,210)	$(14,343)	$(336,268)

Income tax (expense) benefit	(5,579)	(3,826)	(11,661)	21,633

Net loss	$(14,058)	$(48,036)	$(26,004)	$(314,635)

Less: net loss attributable to non-controlling interests	(1,761)	(7,488)	(3,347)	(64,941)

Net loss attributable to Acreage Holdings, Inc.	$(12,297)	$(40,548)	$(22,657)	$(249,694)

Net loss per share attributable to Acreage Holdings, Inc. - basic and diluted:	$(0.11)	$(0.39)	$(0.21)	$(2.54)

Weighted average shares outstanding - basic and diluted	110,193	103,450	108,385	98,304

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity	Non-controlling Interests	Total Equity
December 31, 2019	—	90,646	$615,678	$(21,054)	$(188,617)	$406,007	$88,787	$494,794
Issuances for private placement	—	6,085	27,887	—	—	27,887	—	27,887
NCI adjustments for changes in ownership	—	113	(6,564)	—	—	(6,564)	6,564	—
Capital distributions, net	—	—	—	—	—	—	(18)	(18)
Equity-based compensation expense and related issuances	—	586	34,737	—	—	34,737	—	34,737
Net loss	—	—	—	—	(171,954)	(171,954)	(50,275)	(222,229)
March 31, 2020	—	97,430	$671,738	$(21,054)	$(360,571)	$290,113	$45,058	$335,171
NCI adjustments for changes in ownership	3,861	272	977	—	—	977	(977)	—
Beneficial conversion feature on convertible note	—	—	523	—	—	523	—	523
Other equity transactions	—	—	—	—	—	—	44	44
Equity-based compensation expense and related issuances	—	864	20,187	—	—	20,187	—	20,187
Net loss	—	—	—	—	(37,192)	(37,192)	(7,178)	(44,370)
June 30, 2020	3,861	98,566	$693,425	$(21,054)	$(397,763)	$274,608	$36,947	$311,555
Issuances on conversion of debenture	—	327	550	—	—	550		550
NCI adjustments for changes in ownership	—	198	1,716	—	—	1,716	(1,716)	—
Other equity transactions	—	212	532	—	—	532	—	532
Equity-based compensation expense and related issuances	—	1,443	10,445	—	—	10,445	—	10,445
Net loss	—	—	—	—	(40,548)	(40,548)	(7,488)	(48,036)
September 30, 2020	3,861	100,746	$706,668	$(21,054)	$(438,311)	$247,303	$27,743	$275,046

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity	Non-controlling Interests	Total Equity
December 31, 2020	3,861	101,250	$737,290	$(21,054)	$(475,205)	$241,031	$18,678	$259,709
Purchase of non-controlling interest in subsidiary	—	—	(272)	—	—	(272)	(14)	(286)
NCI adjustments for changes in ownership	—	400	601	—	—	601	(601)	—
Capital distributions, net	—	—	—	—	—	—	(30)	(30)
Other equity transactions	—	97	300	—	—	300	—	300
Equity-based compensation expense and related issuances	—	1,693	6,042	—	—	6,042	—	6,042
Net loss	—	—	—	—	(7,809)	(7,809)	(833)	(8,642)
March 31, 2021	3,861	103,440	$743,961	$(21,054)	$(483,014)	$239,893	$17,200	$257,093
NCI adjustments for changes in ownership	—	666	(1,463)	—	—	(1,463)	1,463	—
Capital distributions, net	—	—	—	—	—	—	(2,547)	(2,547)
Other equity transactions	—	1	117	—	—	117	—	117
Equity-based compensation expense and related issuances	—	1,595	6,981	—	—	6,981	—	6,981
Net loss	—	—	—	—	(2,553)	(2,553)	(753)	(3,306)
June 30, 2021	3,861	105,702	$749,596	$(21,054)	$(485,567)	$242,975	$15,363	$258,338
NCI adjustments for changes in ownership	—	—	76	—	—	76	(76)	—
Equity-based compensation expense and related issuances	—	701	4,168	—	—	4,168	—	4,168
Net loss	—	—	—	—	(12,297)	(12,297)	(1,761)	(14,058)
September 30, 2021	3,861	106,403	$753,840	$(21,054)	$(497,864)	$234,922	$13,526	$248,448

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,004)	$(314,635)
Adjustments for:
Depreciation and amortization	9,670	4,888
Depreciation and amortization included in COGS	1,714	—
Equity-settled expenses, including compensation	17,607	65,901
Gain on business divestiture	(11,681)	(217)
Loss (gain) on disposal of capital assets	1,690	(75)
Impairments, net	9,947	187,775
Loss on notes receivable	3,726	8,161
Bad debt expense	(1,435)	194
Non-cash other revenue	(2,500)	—
Non-cash interest expense	3,154	3,754
Non-cash operating lease adjustments	(572)	709
Deferred tax benefit	(8,125)	(32,141)
Non-cash loss from investments, net	778	195
Write-down (recovery) of assets held-for-sale	(8,616)	11,003
Change, net of acquisitions in:
Inventory	(11,864)	(1,914)
Other assets	(1,239)	1,110
Interest receivable	(1,031)	(1,286)
Accounts payable and accrued liabilities	1,238	7,384
Taxes payable	12,935	9,742
Interest payable	(2,060)	4,392
Other liabilities	(5,644)	852
Net cash used in operating activities	$(18,312)	$(44,208)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital assets	$(27,535)	$(7,904)
Investments in notes receivable	(3,918)	(14,193)
Collection of notes receivable	13,225	235
Cash paid for long-term investments	—	(34,019)
Proceeds from business divestiture	24,407	997
Proceeds from sale of capital assets	5	1,160
Business acquisitions, net of cash acquired	541	(9,983)
Proceeds from sale of promissory notes	26,000	—
Distributions from investments	1,427	26
Net cash provided by (used in) investing activities	$34,152	$(63,681)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	$—	$5,000
Repayment of related party loan	—	(20,000)
Proceeds from debt financing	6,301	129,000
Deferred financing costs paid	(975)	(3,317)
Proceeds from equity transactions	—	27,887
Collateral received from financing agreement	—	22,000
Repayment of debt	(46,321)	(10,822)
Net cash (used in) provided by financing activities	$(40,995)	$149,748
Net (decrease) increase in cash, cash equivalents, restricted cash, and cash held for sale	$(25,155)	$41,859
Cash, cash equivalents, restricted cash, and cash held for sale - Beginning of period	54,639	26,600
Cash, cash equivalents, restricted cash, and cash held for sale - End of period	$29,484	$68,459

RECONCILIATION OF CASH FLOW INFORMATION:
Cash and cash equivalents	$27,868	$46,363
Restricted cash	$1,098	$22,096
Cash held for sale	$518	$—
Total cash, cash equivalents, restricted cash, and cash held for sale at end of period	$29,484	$68,459

	Nine Months Ended September 30,
(in thousands)	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid - non-lease	$11,444	$988
Income taxes paid	6,346	867
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets not yet paid for	$4,063	$5,625
Exchange of intangible assets to notes receivable	—	18,800
Holdback of Maine HSCP notes receivable	—	917
Promissory note conversion (Note 3)	10,880	10,087
Deferred tax liability related to business acquisition	—	3,077
Beneficial conversion feature	—	523
Convertible note conversion	—	550
Insurance proceeds not yet received	6,790	—
Non-cash proceeds from business divestiture	34,475	—
Unpaid debt issuance costs	—	4,968

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
As reflected in the financial statements, the Company had an accumulated deficit as of September 30, 2021, as well as a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.
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
Other assets
The Company’s Other current assets balance on the Statement of Financial Position consists of accounts receivables, billed receivables, and other receivables, net of allowance for doubtful accounts, as well as prepaid expenses and other current assets as of September 30, 2021.
Net loss per share
Net loss per share represents the net loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis. Basic and diluted loss per share are the same as of September 30, 2021 and 2020 as the issuance of shares upon conversion, exercise or vesting of outstanding units would be anti-dilutive in each period. There were 42,621 and 46,541 potentially dilutive instruments outstanding as of September 30, 2021 and 2020, respectively. Refer to Note 16 for further discussion.
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
3.    ACQUISITIONS, DIVESTITURES AND ASSETS HELD FOR SALE
Acquisitions
During the nine months ended September 30, 2021, the Company completed the business combination below. The preliminary purchase price allocation is as follows:

Purchase Price Allocation	CWG (1)
Cash and cash equivalents	$828
Inventory	1,200
Other current assets	347
Capital assets	3,312
Operating lease ROU asset	1,584
Goodwill	5,682
Other non-current assets	40
Accounts payable and accrued liabilities	(464)
Taxes payable	(68)
Operating lease liability, current	(193)
Other current liabilities	3
Operating lease liability, non-current	(1,391)
Fair value of net assets acquired	$10,880

Consideration paid:
Settlement of pre-existing relationship	$10,880
Total consideration	$10,880
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
During the nine months ended September 30, 2020, the Company completed the following business combination and allocated the purchase price as follows:

Purchase Price Allocation	CCF (1)
Cash and cash equivalents	$17
Inventory	1,969
Other current assets	3,164
Capital assets	4,173
Operating lease ROU asset	4,455
Goodwill	5,247
Intangible assets - cannabis licenses	10,000
Other non-current assets	10
Accounts payable and accrued liabilities	(228)
Taxes payable	(17)
Other current liabilities	(4,248)
Operating lease liability	(4,455)
Fair value of net assets acquired	$20,087

Consideration paid:

Cash	$10,000
Settlement of pre-existing relationship	10,087
Total consideration	$20,087
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
Divestitures
On April 27, 2021, a subsidiary of the Company sold all equity interests in Acreage Florida, Inc. (“Acreage Florida”), for an aggregate sale price of $60,000. Acreage Florida is licensed to operate medical cannabis dispensaries, a processing facility and a cultivation facility in the state of Florida. The aggregate purchase price consisted of approximately $21,500 in cash, $7,000 of the buyer’s common stock, subject to a rolling lock up restriction period ending one year after the disposition date, with the lock up expiring in monthly 1/6th increments beginning October 27, 2021, and secured promissory notes totaling approximately $31,500. This resulted in a gain on sale of $11,682 recorded in Other income (loss), net on the Statements of Operations for the nine months ended September 30, 2021. Further, the Company de-recognized deferred tax liabilities related to indefinite-lived intangible lived assets held by Acreage Florida of $6,044 as a result of the disposition in Other income (loss), net on the Statements of Operations for the nine months ended September 30, 2021,
On May 8, 2020, the Company sold all equity interests in Acreage North Dakota, LLC, a medical cannabis dispensary holder and operator for $1,000. This resulted in gain on sale recorded of $217 recorded in Other income (loss), net on the Statements of Operations for the nine months ended September 30, 2020.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Assets Held for Sale
On June 30, 2020, the Company determined certain businesses and assets met the held-for-sale criteria. The Company identified the following businesses as their separate disposal groups: Acreage Florida, Kanna, Inc., Maryland Medicinal Research & Caring, LLC (“MMRC”) and certain Oregon entities comprising 22nd & Burn, Inc., The Firestation 23, Inc., East 11th Incorporated and a dispensary in Springfield, Oregon, collectively (“Cannabliss”). Concurrently, as further disposal groups, the Company identified certain assets owned in HSCP Oregon, LLC (comprising Medford and Powell) and Michigan as held-for-sale.
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
Upon classification of the disposal groups as held for sale, the Company tested each disposal group for impairment and recognized charges of $11,003 for the year ended December 31, 2020 to write the disposal groups down to its fair value less costs to sell. During the nine months ended September 30, 2021, the Company recognized a recovery on the Acreage Florida disposal group of $8,616 within Write down (recovery) of assets held-for-sale on the Statements of Operations as the estimated fair value less costs to sell increased. Additionally, all assets and liabilities determined within these disposal groups were transferred into Assets held-for-sale and Liabilities related to assets held-for-sale on the Statements of Financial Position, respectively as of September 30, 2021 from each of their previous respective financial statement captions. Refer to the table below for further details.
The preliminary fair values of the major classes of assets and liabilities of the businesses and assets classified as held-for-sale on the Statements of Financial Position are presented below and are subject to change based on developments during the sales process.

	September 30, 2021
	Kanna, Inc.(4)	MMRC(1)	Michigan(4)	Cannabliss(3)	OR - Medford(2)	OR - Powell(2)	Total
Cash	$—	$—	$—	$518	$—	$—	$518
Inventory	$—	$—	$—	$166	$100	$57	$323
Notes receivable, current	—	—	—	—	70	—	70
Other current assets	—	30	—	6	—	—	36
Total current assets classified as held-for-sale	—	30	—	690	170	57	947
Capital assets, net	1,156	286	7,469	83	2,252	7	11,253
Operating lease right-of-use assets	944	362	—	1,210	321	164	3,001
Intangible assets, net	970	801	—	—	—	—	1,771
Goodwill	—	—	—	2,191	—	—	2,191
Other non-current assets	—	—	—	21	70	18	109
Total assets classified as held for sale	$3,070	$1,479	$7,469	$4,195	$2,813	$246	$19,272

Accounts payable and accrued liabilities	$(98)	$(3)	$—	$(276)	$(5)	$(48)	$(430)
Taxes payable	(15)	—	—	—	—	—	(15)
Operating lease liability, current	(279)	(32)	—	(259)	(146)	(54)	(770)
Other current liabilities	—	—	—	—	—	—	—
Total current liabilities classified as held-for-sale	(392)	(35)	—	(535)	(151)	(102)	(1,215)
Operating lease liability, non-current	(397)	(299)	—	(730)	(167)	—	(1,593)
Total liabilities classified as held-for-sale	$(789)	$(334)	$—	$(1,265)	$(318)	$(102)	$(2,808)

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
(3) In September 2021, a subsidiary of the Company entered into a definitive agreement and management services agreements to sell, upon regulatory approval, four retail dispensaries in Oregon for total consideration of $6,500, consisting of a $250 cash payment at the time of signing and a 10-month secured promissory note.
(4) Specific market conditions related to these businesses and assets have changed subsequent to their initial classification as held-for-sale. The Company continues to be committed to these sales, has adjusted its expectations and continues to actively market these businesses and assets at a reasonable price given the change in market conditions and the ongoing impact of COVID-19 pandemic.
4.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets
The following table details the intangible asset balances by major asset classes:

Intangibles	September 30, 2021	December 31, 2020
Finite-lived intangible assets:
Management contracts	$14,893	$19,580
Accumulated amortization on finite-lived intangible assets:
Management contracts	(8,980)	(5,262)
Finite-lived intangible assets, net	5,913	14,318

Indefinite-lived intangible assets
Cannabis licenses	118,621	124,665

Total intangibles, net	$124,534	$138,983

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The intangible assets balance as of September 30, 2021 excludes intangible assets reclassified to assets held for sale. Refer to Note 3 for further discussion. The average useful life of finite-lived intangible assets ranges from one to five years.
Impairment of intangible assets
During the nine months ended September 30, 2021, the Company recognized an impairment charge of $818, related to its finite-lived intangible asset at Prime Alternative Treatment Center Consulting, LLC (“PATCC”), due to changes in expected cash flows pursuant to a revised consulting services agreement, recognized in Impairments, net on the Statements of Operations. This impairment resulted in the recognition of a tax provision benefit and an associated reversal of deferred tax liabilities of $1 and $207 during the three and nine months ended September 30, 2021, respectively.
In December 2019, a novel strain of coronavirus emerged in Wuhan, China, which since then, has spread worldwide. As a result of the global economic impact and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing.
•During the nine months ended September 30, 2020, the Company performed a quantitative analysis and concluded certain of the indefinite-lived cannabis licenses had a fair value below the carrying value. Accordingly, during the nine months ended September 30, 2020, the Company recognized impairment charges of $92,798 with respect to its indefinite-lived intangible assets at Acreage Florida, Form Factory Holdings, LLC (“Form Factory”) and Kanna, Inc. The charge is recognized in Impairments, net on the Statements of Operations.
•During the nine months ended September 30, 2020, the Company evaluated the recoverability of the related finite-lived intangible assets to be held and used by comparing the carrying amount of the assets to the future net undiscounted cash flows expected to be generated by the assets, or comparable market sales data to determine if the carrying value is recoverable. Accordingly, during the nine months ended September 30, 2020, the Company recognized impairment charges of $8,324, with respect to its finite-lived intangible assets at Form Factory and CWG Botanicals, Inc. (“CWG”). This charge was recognized in Impairments, net on the Statements of Operations.
•These impairments resulted in the recognition of a tax provision benefit and an associated reversal of deferred tax liabilities of $75 and $31,473 during the three and nine months ended September 30, 2020, respectively.

On March 6, 2020, a subsidiary of the Company closed on a refinancing, transaction and conversion related to Northeast Patients Group, operating as Wellness Connection of Maine (“WCM”), a medical cannabis business in Maine, resulting in ownership of WCM by three individuals. In connection with the transaction, WCM converted from a non-profit corporation to a for-profit corporation. Refer to Note 6 for further discussion. Concurrently, a portion of the management contract was converted into a promissory note of $18,800 in Notes receivable, non-current on the Statements of Financial Position in exchange for the previously held management contract. An impairment was determined as the differential between the net carrying value of the previously held management contract and the promissory note received in exchange. This resulted in an impairment loss to finite-lived intangible assets of $9,395 in Impairments, net on the Statements of Operations for the nine months ended September 30, 2020.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Amortization of intangible assets
During the nine months ended September 30, 2021, the Company terminated and de-recognized a Management Contract for $1,574 with CWG as a result of the competed acquisition. The remaining amortization related to the disposition was recognized in full in Depreciation and amortization on the Statements of Operations. Refer to Note 3 for further discussion of the CWG acquisition.
During the nine months ended September 30, 2021, the Company revised the estimated useful lives related to its management services agreements with Greenleaf Apothecaries, LLC, Greenleaf Therapeutics, LLC and Greenleaf Gardens, LLC (together “Greenleaf), due to changes in the expected duration of these agreements. Refer to Note 17 for further discussion of the Greenleaf acquisition.
Amortization expense recorded during the three and nine months ended September 30, 2021 was $3,117 and $7,588, respectively. Amortization expense recorded during the three and nine months ended September 30, 2020 was $541 and $2,248, respectively.
Expected annual amortization expense for existing intangible assets subject to amortization at September 30, 2021 is as follows for each of the next five fiscal years:

Amortization of Intangibles	2021	2022	2023	2024	2025
Amortization expense	$3,281	$657	$657	$657	$657
Goodwill
The following table details the changes in the carrying amount of goodwill:

Goodwill	Total
December 31, 2020	$31,922
Acquisitions	5,682
September 30, 2021	$37,604
During the nine months ended September 30, 2021, the Company recognized $5,682 in goodwill based on the preliminary purchase price allocation related to the acquisition of CWG. Refer to Note 3 for further discussion.
Also as a result of the global economic impact and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing.
During the nine months ended September 30, 2020, the Company recognized impairment charges of $65,304, with respect to its goodwill related to Form Factory. The Company applied the discounted cash flow approach to determine the fair value of Form Factory. The charge is recognized in Impairments, net on the Statements of Operations.
Pursuant to the WCM refinancing described above, the Company recognized an impairment loss to goodwill of $11,586 on Impairments, net on the Statements of Operations for the nine months ended September 30, 2020. This was determined as the differential between the net carrying value of the previously held management contract and the promissory note received in exchange.
5.    INVESTMENTS
The carrying values of the Company’s investments in the Statements of Financial Position as of September 30, 2021 and December 31, 2020 are as follows:

Investments	September 30, 2021	December 31, 2020
Investments held at FV-NI	38,921	34,126
Equity method investments	—	—
Total long-term investments	$38,921	$34,126

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(Loss) income from investments, net in the Statements of Operations during the three and nine months ended September 30, 2021 and 2020 is as follows:

Investment (loss) income	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investments held at FV-NI	489	614	(777)	877
Equity method investments	—	(1,047)	—	(1,072)
(Loss) income from investments, net	$489	$(433)	$(777)	$(195)
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
6.     NOTES RECEIVABLE

Notes receivable as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Notes receivable	$77,755	$94,171
Interest receivable	5,231	5,762
Total notes receivable	$82,986	$99,933
Less: Notes receivable, current	1,552	2,032
Notes receivable, non-current	$81,434	$97,901
Interest income on notes receivable during the three and nine months ended September 30, 2021 totaled $1,067 and $4,125, respectively. Interest income on notes receivable during the three and nine months ended September 30, 2020 totaled $1,606 and $5,083, respectively.
The Company has determined that the collectibility of certain notes receivables is doubtful based on information available. As of September 30, 2021, the Company’s allowance for notes receivable and accrued interest was $1,831. For the three and nine months ended September 30, 2021, the Company recognized a loss of nil and $1,726, respectively. The charges are recorded in Loss on notes receivable on the Statements of Operations.
On April 27, 2021, the Company received three secured promissory notes in the aggregate amount of approximately $31,500 related to the sale of Acreage Florida. Of the approximately $31,500 in promissory notes, a promissory note for approximately

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
$3,500 was collected during the three and nine months ended September 30, 2021, and in June 2021, the remaining two promissory notes totaling $28,000 were sold in a related party transaction to Viridescent Realty Trust, Inc. (“Viridescent”) for cash proceeds of approximately $26,000. This sale resulted in a loss of approximately $2,000 recorded in Other income (loss), net on the Statements of Operations. Refer to Notes 3 and 14 for further discussion.
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
On July 1, 2019, a subsidiary of the Company entered into $8,000 convertible note receivable with a west coast social equity program. Upon certain conditions related to a subsequent capital raise, the Company’s applicable subsidiary will obtain the right to convert its financing receivable to an ownership interest. The convertible note receivable matures in June 2022 and bears interest at a rate of 8% per annum. During the nine months ended September 30, 2020, the Company wrote off the note receivable and the accrued interest of $8,000 and $161, respectively, as the Company determined that the note was not collectible and recorded a loss on notes receivable of $8,161.
Subsequent to September 30, 2021, the Company completed the acquisition of Greenleaf, an operator of cultivation, processing and retail facilities in Ohio, As of September 30, 2021, notes receivable and interest receivable included $42,043 related to Greenleaf that were assumed as part of the acquisition and will be eliminated upon consolidation for periods after September 30, 2021. Refer to Note 17 for further discussion of the Greenleaf acquisition.

The Company provides revolving lines of credit to several entities under management services agreements which are included in notes receivable. The relevant terms and balances are detailed below.

Lines of Credit			Balance as of
Counterparty	Maximum Obligation	Interest Rate	September 30, 2021	December 31, 2020
Greenleaf (1)	$31,200	3.25% - 4.75%	$29,422	$29,422
CWG Botanicals Inc. (“CWG”) (2)	12,000	8%	—	9,767
Compassionate Care Foundation, Inc. (“CCF”) (3)	12,500	18%	—	—
Prime Alternative Treatment Center, Inc. ("PATC") (4)	7,150	—%	4,030	4,650
Patient Centric of Martha’s Vineyard, Ltd. (“PCMV”) (5)	9,000	15%	4,854	6,873
Health Circle, Inc. (6)	8,000	15%	4,331	4,331
Total	$79,850		$42,637	$55,043
(1) During the year ended December 31, 2018, a subsidiary of the Company extended lines of credit to Greenleaf, which mature in June 2023. Subsequent to September 30, 2021, the Company completed the acquisition of Greeneleaf. Refer to Note 17 for further discussion of the Greenleaf acquisition.
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
In March 2021, PATC entered into a revised consulting services and line of credit agreement with PATCC, whereby previously unrecognized management fees were settled for $2,500, which was recognized in Other revenue, net during the nine months ended September 30, 2021. Pursuant to the revised line of credit agreement, the line of credit is non-interest bearing and will be repaid on a payment schedule with seven payments in the aggregate amount of $7,150 through June 2023.
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

7.    CAPITAL ASSETS, net
Net property and equipment consisted of:

	September 30, 2021	December 31, 2020
Land	$3,811	$3,811
Building	32,721	34,114
Right-of-use asset, finance leases	5,077	5,077
Construction in progress	27,420	13,697
Furniture, fixtures and equipment	21,741	18,062
Leasehold improvements	26,977	23,681
Capital assets, gross	$117,747	$98,442
Less: accumulated depreciation	(13,894)	(9,306)
Capital assets, net	$103,853	$89,136
In August 2021, the Company’s Sewell facility in New Jersey was negatively impacted by a tornado formation from Hurricane Ida. The unusually severe weather conditions caused widespread damage and resulted in a $9,130 loss to capital assets, which has been offset by expected insurance proceeds of $6,790. The net loss of $2,339 was recognized in Impairments, net on the Statements of Operations for the three months ended September 30, 2021. Refer to Note 13 - Commitments and contingencies for further information.
Depreciation of capital assets for the three and nine months ended September 30, 2021 include $928 and $2,083 of depreciation expense, and $876 and $2,567, that was capitalized to inventory, respectively. Depreciation of capital assets for the three and nine months ended September 30, 2020 include $855 and $2,640 of depreciation expense, and $553 and $1,881, that was capitalized to inventory, respectively.

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

Balance Sheet Information	Classification	September 30, 2021	December 31, 2020
Right-of-use assets
Operating	Operating lease right-of-use assets	$22,349	$17,247
Finance	Capital assets, net	4,585	4,776
Total right-of-use assets		$26,934	$22,023

Lease liabilities
Current
Operating	Operating lease liability, current	$1,525	$1,492
Non-current
Operating	Operating lease liability, non-current	21,830	16,609
Financing	Debt, non-current	5,228	5,174
Total lease liabilities		$28,583	$23,275

Statement of Operations Information	Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Short-term lease expense	General and administrative	$(40)	$437	$17	$1,108
Operating lease expense	General and administrative	1,038	2,062	3,175	6,512
Finance lease expense:
Amortization of right of use asset	Depreciation and amortization	63	87	190	81
Interest expense on lease liabilities	Interest expense	190	190	561	621
Sublease income	Other income (loss), net	—	—	(3)	(28)
Net lease cost		$1,291	$2,339	$3,923	$7,186

Statement of Cash Flows Information	Classification	Nine Months Ended September 30,
		2021	2020
Cash paid for operating leases	Net cash used in operating activities	$3,747	$5,803
Cash paid for finance leases - interest	Net cash used in operating activities	$508	$587

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The following represents the Company’s future minimum payments required under existing leases with initial terms of one year or more as of September 30, 2021:

Maturity of lease liabilities	Operating Leases	Finance Leases
2021 (1)	$890	$173
2022	3,505	701
2023	3,547	722
2024	3,697	743
2025	3,847	766
Thereafter	23,577	13,276
Total lease payments	$39,063	$16,381
Less: imputed interest	15,708	11,153
Present value of lease liabilities	$23,355	$5,228

Weighted average remaining lease term (years)	9	13
Weighted average discount rate	10%	12%
(1) Includes minimum payments under existing operating leases currently classified as held-for-sale (Refer to Note 3 for discussion).

As of September 30, 2021, there have been no leases entered into that have not yet commenced.

9.    INVENTORY
The Company’s inventory balance consists of the following:

	September 30, 2021	December 31, 2020
Retail inventory	$2,779	$1,803
Wholesale inventory	22,391	18,055
Cultivation inventory	5,085	2,317
Supplies & other	3,265	1,540
Total	$33,520	$23,715

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
10.    DEBT
The Company’s debt balances consist of the following:

Debt balances	September 30, 2021	December 31, 2020
NCCRE loan	$—	$470
Seller’s notes	2,581	2,581
Financing liability (related party)	15,253	15,253
Finance lease liabilities	5,228	5,174
3.55% Credit facility due 2021	—	20,043
3.55% Credit facility collateral (related party)	—	22,169
7.5% Loan due 2023 (related party)	32,328	32,124
6.1% Secured debenture due 2030 (related party)	45,936	46,085
Hempco Foros promissory note	—	2,000
Senior secured term loan facility	23,482	22,870
Construction financing loan	11,255	4,438
Canwell promissory note	6,500	7,250
Total debt	$142,563	$180,457
Less: current portion of debt	16,377	27,139
Total long-term debt	$126,186	$153,318
The interest expense related to the Company’s debt during the three and nine months ended September 30, 2021 and 2020 consists of the following:

Interest Expense	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NCCRE loan	$—	$5	$5	$14
Seller’s notes	84	76	241	220
Financing liability (related party)	335	86	1,024	1,384
Finance lease liabilities	190	190	561	621
3.55% Credit facility due 2021	—	393	1,694	869
3.55% Credit facility collateral (related party)	—	167	1,541	1,524
Convertible debenture	—	2,119	—	2,872
Bridge loan	—	3,011	—	3,502
7.5% Loan due 2023 (related party)	705	23	2,090	23
6.1% Secured debenture due 2030 (related party)	875	77	2,639	77
Hempco Foros promissory note	3	—	102	—
Senior secured term loan facility	1,428	—	4,175	—
Total interest expense	$3,620	$6,147	$14,072	$11,106
NCC Real Estate, LLC (“NCCRE”) loan
NCCRE, which is owned by the Company’s consolidated subsidiary HSC Solutions, entered into a $550 secured loan with a financial institution for the purchase of a building in Rolling Meadows, Illinois. The building is leased to NCC LLC. The secured loan carries a fixed interest rate of 3.7% and was due in December 2021. In connection with the Company acquiring the remaining non-controlling interests in NCCRE, the secured loan was repaid in March 2021 (refer to Note 3 for further discussion).

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Seller’s notes
The Company issued Seller’s notes payable in connection with several transactions, bearing interest at rates ranging from 3.5% to 10%.
Related party debt
During the year ended December 31, 2019, Kevin Murphy, the Chairman of the board of directors, made a non-interest bearing loan of $15,000 to Acreage. In January 2020, Mr. Murphy made an additional non-interest bearing loan of $5,000 to Acreage. These amounts were repaid in March 2020.
In October 2020, Mr. Murphy made an interest bearing loan of $2,100 to the Company, bearing interest at 9.9% per annum. This amount was repaid in November 2020.
In addition, Mr. Murphy had an interest in the credit facility disclosed below under “3.55% Credit facility and collateral”, in connection with which he loaned $21,000 of the $22,000 borrowed by the Company, which was repaid in June 2021.
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
Hempco Foros promissory note
In October 2020, Foros Securities LLC extended a promissory note of $2,000 to the Company bearing interest at 10% per annum. The promissory note matured on July 5, 2021 and the the outstanding principal was repaid in full.
Senior secured term loan facility
In October 2020, the Company’s subsidiary received initial commitments and funding from a syndicate of lenders for gross proceeds of $28,000 (before origination discounts and issuance costs of approximately $840 and $1,136, respectively) pursuant to a senior secured term loan facility at an annual interest rate of 15% with a maturity of 4 years from closing. The total amount available under the senior secured term loan facility is $70,000. In July 2021, the Company entered into a waiver to the loan agreement and certain debt covenants were revised, and the minimum cash liquidity position was increased.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
11.    SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
The table below details the change in Pubco shares outstanding by class for the nine months ended September 30, 2021:

Shareholders’ Equity	Fixed Shares	Floating Shares	Fixed Shares Held in Treasury	Floating Shares Held in Treasury	Fixed Multiple Shares	Total Shares Outstanding
December 31, 2020	71,346	30,628	(589)	(253)	118	101,250
Issuances	2,370	1,717	—	—	—	4,087
NCI conversions	746	320	—	—	—	1,066
September 30, 2021	74,462	32,665	(589)	(253)	118	106,403

During the nine months ended September 30, 2021, the Company issued 61 Fixed Shares and 28 Floating Shares as compensation for consulting services expense of $300, recorded in Other equity transactions on the Statements of Shareholders’ Equity. Additionally, during the nine months ended September 30, 2021, the Company issued 6 Fixed Shares and 3 Floating Shares related to the 3.55% Credit facility and collateral borrowings, recorded in Other equity transactions on the Statements of Shareholders’ Equity.
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

Warrants
A summary of the warrants activity outstanding is as follows:

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Warrants	Nine Months Ended September 30, 2021
	Fixed Shares	Floating Shares
Beginning balance	7,131	3,087
Granted	—	—
Expired	—	—
Ending balance	7,131	3,087

Warrants	September 23,2020 to September 30, 2020		January 1, 2020 to September 22, 2020
	Fixed Shares	Floating Shares	SVS
Beginning balance	5,684	2,436	2,040
Granted	—	—	6,085
Expired	—	—	(4)
Modification pursuant to Amended Arrangement	—	—	(8,121)
Ending balance	5,684	2,436	—

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
Pursuant to the Amended Arrangement, the exercise price of all other warrants outstanding as of September 30, 2021 is $17.50 and $7.50 per Fixed Share and Floating Share, respectively. Refer to Note 13 for further discussion.
The weighted-average remaining contractual life of the special warrants outstanding is approximately 3 years. The aggregate intrinsic value for Fixed Share Warrants and Floating Share Warrants outstanding as of September 30, 2021 was nil and nil, respectively.
In connection with the RTO, the Company issued warrants to purchase Pubco shares at $25 per share, which expire in November 2021. There was no aggregate intrinsic value for these warrants outstanding as of September 30, 2021 and 2020.
Non-controlling interests - convertible units
The Company has NCIs in consolidated subsidiaries USCo2 and HSCP. The non-voting shares of USCo2 and HSCP units make up substantially all of the NCI balance as of September 30, 2021 and are convertible for either 0.7 of a Fixed Share and 0.3 of a Floating Share of Pubco or cash, as determined by the Company. Summarized financial information of HSCP is presented below. USCo2 does not have discrete financial information separate from HSCP.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

HSCP net asset reconciliation	September 30, 2021	December 31, 2020
Current assets	$95,688	$144,938
Non-current assets	406,428	410,269
Current liabilities	(42,704)	(80,649)
Non-current liabilities	(160,867)	(171,485)
Other NCI balances	(713)	(742)
Accumulated equity-settled expenses	(223,805)	(206,315)
Net assets	$74,027	$96,016
HSCP/USCo2 ownership % of HSCP	17.31%	18.68%
Net assets allocated to USCo2/HSCP	$12,813	$17,936
Net assets attributable to other NCIs	713	742
Total NCI	$13,526	$18,678

	Three Months Ended September 30,		Nine Months Ended September 30,
HSCP Summarized Statement of Operations	2021	2020	2021	2020
Net loss allocable to HSCP/USCo2	(10,052)	(45,059)	(18,882)	(322,129)
HSCP/USCo2 weighted average ownership % of HSCP	17.57%	16.62%	17.80%	20.00%
Net loss allocated to HSCP/USCo2	(1,766)	(7,488)	(3,361)	(64,426)
Net loss allocated to other NCIs	5	—	14	(515)
Net loss attributable to NCIs	(1,761)	(7,488)	(3,347)	(64,941)
As of September 30, 2021, USCo2’s non-voting shares owned approximately 0.52% of HSCP units. USCo2’s capital structure is comprised of voting shares (approximately 71%), all of which are held by the Company, and of non-voting shares (approximately 29%) held by certain former HSCP members. Certain executive employees and profits interests holders own approximately 16.79% of HSCP units. The remaining 82.69% interest in HSCP is held by USCo and represents the members’ equity attributable to shareholders of the parent.
During the nine months ended September 30, 2021 and 2020, the Company had several transactions with HSCP and USCo2 that changed its ownership interest in the subsidiaries but did not result in loss of control. These transactions included the redemption of HSCP and USCo2 convertible units for Pubco shares (as shown in the table below), and resulted in a $862 and $5,587 allocation from NCI to shareholders' equity for the nine months ended September 30, 2021 and 2020, respectively.
During the year ended December 31, 2020, Pubco, by way of Acreage CCF New Jersey, LLC, acquired 100% of the operations of CCF for total consideration of $20,087. Pubco subsequently transferred the ownership of Acreage CCF New Jersey, LLC to HSCP by way of issuance of $10,000 HSCP units at closing price.
A reconciliation of the beginning and ending amounts of convertible units is as follows:

	Nine Months Ended September 30,
Convertible Units	2021	2020
Beginning balance	24,142	25,035
Vested LLC C-1s canceled	—	(1,310)
LLC C-1s vested	—	1,000
NCI units converted to Pubco	(1,066)	(583)
Ending balance	23,076	24,142
12.    EQUITY-BASED COMPENSATION EXPENSE
Equity-based compensation expense recognized in the Statements of Operations for the periods presented is as follows:

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Equity-based compensation expense	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Equity-based compensation - Plan	$3,506	$7,607	$11,168	$33,388
Equity-based compensation - Plan (Plan of Arrangement Awards) (1)	662	2,688	6,023	14,680
Equity-based compensation - other	—	150	—	17,301
Total equity-based compensation expense	$4,168	$10,445	$17,191	$65,369
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
Restricted Share Units (“RSUs”)

	Nine Months Ended September 30, 2021
	Fixed Shares		Floating Shares
Restricted Share Units (Fair value information expressed in whole dollars)	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Unvested, beginning of the period (1)	5,119	$9.24	2,688	$7.83
Granted	993	$3.02	385	$2.57
Forfeited	(399)	$3.70	(152)	$3.71
Vested	(2,178)	$10.13	(1,410)	$7.45
Unvested, end of period	3,535	$7.57	1,511	$7.26
Vested and unreleased	86	$14.95	246	$3.97
Outstanding, end of period	3,621	$7.74	1,757	$6.80
RSUs of the Company generally vest over a period of three years and RSUs granted to certain executives vest based on achievement of specific performance conditions. In certain situations for specified individuals, RSUs vest on an accelerated basis on separation. The fair value for RSUs are based on the Company’s share price on the date of the grant. The Company recorded $3,092 and $14,044 as compensation expense during the three and nine months ended September 30, 2021, respectively. The fair value of RSUs vested during the three and nine months ended September 30, 2021 was $718 and $15,045, respectively.
The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs at September 30, 2021 was approximately 2 years and $10,992, respectively. Unrecognized compensation expense related to these awards at September 30, 2021 was $31,591 and is expected to be recognized over a weighted average period of approximately 2 years.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
There were 86 Fixed RSUs and 246 Floating RSUs that were pending delivery or deferred as of September 30, 2021.
(1) Equity-based compensation - Plan (Plan of Arrangement Awards)
Included within the RSUs during the three and nine months ended September 30, 2021 are “Plan of Arrangement Awards” issued in connection with the RSUs which were granted in June and July 2019:
On June 27, 2019, pursuant to the Original Arrangement Agreement (as defined in Note 13), 4,909 RSUs were awarded in total to five executive employees under the Plan. These awards vest as follows: 25% in June 2020, 25% in June 2021 and 50% three months following the Acquisition (as defined in Note 13). The Company recorded nil and $3,494 as compensation expense during the three and nine months ended September 30, 2021, respectively, in connection with these awards. A discount for lack of marketability was applied that correlates to the period of time certain of these shares are subject to restriction.
On July 31, 2019, the Company issued 1,778 RSUs to employees with unvested RSUs and stock options ("make-whole awards") as at the date of the Option Premium payment (as defined in Note 13). The RSUs were issued to provide additional incentive for employees that were not eligible to receive the full Option Premium and were subject to the same vesting terms as the unvested options and RSUs held as of the grant date. The Company recorded $662 and $2,529 as compensation expense during the three and nine months ended September 30, 2021, respectively, in connection with these awards.
Stock options

	Nine Months Ended September 30, 2021
	Fixed Shares		Floating Shares
Stock Options (Exercise price expressed in whole dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, beginning of period	1,556	$11.18	1,818	$3.12
Granted	45	6.28	636	2.98
Forfeited	(71)	10.39	(35)	4.23
Exercised	—	—	—	—
Options outstanding, end of period	1,530	$11.07	2,419	$3.06

Options exercisable, end of period	983	$14.70	1,463	$3.27
Stock options of the Company generally vest over a period of three years and options granted to certain executives vest based on achievement of specific performance conditions. Stock options of the Company have an expiration period of 5 or 10 years from the date of grant. The weighted average contractual life remaining for options outstanding and exercisable as of September 30, 2021 was approximately 6 years. The Company recorded $1,076 and $3,147 as compensation expense during the three and nine months ended September 30, 2021, respectively, in connection with these awards. As of September 30, 2021, unamortized expense related to stock options totaled $2,106 and is expected to be recognized over a weighted-average period of approximately 1 year. As of September 30, 2021, the aggregate intrinsic value for unvested options was $2.3, and the aggregate intrinsic value for vested and exercisable was $2.3.
Equity-based compensation - other
HSCP C-1 Profits Interests Units (“Profits Interests”)
These membership units qualify as profits interests for U.S. federal income tax purposes and were accounted for in accordance with ASC 718, Compensation - Stock Compensation. HSCP amortizes awards over the related service periods and until awards are fully vested.
The Company recorded $70 as compensation expense in connection with these awards during the nine months ended September 30, 2020. The fair value of Profits Interests vested during the nine months ended September 30, 2020 was $1,239.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
As of September 30, 2020, all Profits Interests were fully vested.
Restricted Shares (“RSs”)
In connection with the Company’s acquisition of Form Factory during 2019, 1,369 restricted shares with a grant date fair value of $20.45 were issued to former employees of Form Factory subject to future service conditions, which fully vest 24 months from the acquisition date. The fair value for RSs is based on the Company’s share price on the date of the grant. The Company recorded compensation expense of $1,704 and $17,081 during the three and nine months ended September 30, 2020, respectively, in connection with these awards.
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
Surety bonds
The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of September 30, 2021, for which no liabilities are recorded on the Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of September 30, 2021 and 2020, such amounts were not material.
Contingencies
As of September 30, 2021, the Company had consulting fees payable in Fixed Shares and Floating Shares which are contingent upon successful acquisition of certain state cannabis licenses. The Company had maximum obligations of $8,750 and 238 Fixed Shares and 102 Floating Shares. No reserve for the contingencies has been recorded as of September 30, 2021.
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of September 30, 2021, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
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
New York outstanding litigation
On November 2, 2018, EPMMNY LLC (“EPMMNY”) filed a complaint in the Supreme Court of the State of New York, County of New York, asserting claims against 16 defendants, including NYCANNA, Impire State Holdings LLC, NY Medicinal Research & Caring, LLC (each, a wholly-owned subsidiary of High Street) and High Street. The Index Number for the action is 655480/2018. EPMMNY alleges that it was wrongfully deprived of a minority equity interest and management role in NYCANNA by its former partner, New Amsterdam Distributors, LLC, which attempted to directly or indirectly sell or transfer EPMMNY’s alleged interest in NYCANNA to other entities in 2016 and 2017, including Impire, NYMRC and High Street. EPMMNY alleges that it is entitled to the value of its alleged minority interest in NYCANNA or minority ownership in NYCANNA. EPMMNY also alleges that certain defendants misused its alleged intellectual property and/or services, improperly solicited its employees, and aided and abetted or participated in the transfer of equity and/or business opportunities from EPMMNY. High Street intends to vigorously defend this action, which the Company firmly believes is without merit. EPMMNY alleges that it was improperly deprived of its equity stake in NYCANNA before NYCANNA was acquired by High Street. High Street is also entitled to full indemnity from the claims asserted against it by EPMMNY pursuant to the purchase agreement pertaining to its acquisition of NYCANNA and personal guarantee by the largest shareholders of the seller. The defendants filed a motion to dismiss on April 1, 2019. The motion was fully briefed and submitted to the Court on July 18, 2019, and oral argument was heard on September 6, 2019. The motion remains pending before the Court. A Special Referee hearing relating to the motion to dismiss has been re-scheduled for January 2022. The plaintiff also filed a motion seeking a preliminary injunction of any transfer of the Company’s assets. This motion was fully briefed and the Company is awaiting the Court’s decision.

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
Compass Neuroceuticals Litigation
In February 2021, a JAMS arbitration was initiated in Atlanta by Acreage Georgia LLC (“Acreage Georgia”) against its former consultant, Compass Neuroceuticals, Inc. (“Compass”), stemming from Compass’ breach of the consulting agreement entered into between the parties in June 2019, related to the preparation of an application for a Class 1 cultivation license in Georgia. Acreage Georgia is seeking approximately $1,000, plus attorney’s fees and costs. Compass has filed a counterclaim for breach in the $9,000 range. A final arbitration hearing took place in Atlanta from September 20 to September 23, 2021, and a decision on liability is expected prior to December 31, 2021. Therefore, it is too early to ascertain the materiality of any potential settlement or judgment.

Loss recovery
In August 2021, the Company’s Sewell facility in New Jersey was negatively impacted by a tornado formation from Hurricane Ida. The unusually severe weather conditions caused widespread damage and resulted in a $9,130 loss to capital assets. The Company has insurance coverage for the repair or replacement of assets that suffered damage or loss. As settlement is

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
considered probable as of September 30, 2021, the Company recognized $6,790 in expected insurance proceeds as a direct offset to the loss from operations that was incurred during the three months ended September 30, 2021. As such, the Company recognized a net loss of approximately $2,339 in Impairments, net on the Statements of Operations. The Company has recorded the $6,790 receivable for the insurance proceeds to Other current assets on the Statement of Financial Position. The Company continues to work closely with its insurance carriers and claims adjusters to ascertain the full amount of insurance recoveries due as a result of the damage and loss.

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
Michigan consulting agreement
Pursuant to the Consulting Services Agreement by and between Kevin Michigan, LLC and High Street (the “Michigan Consulting Agreement”), High Street provides certain consulting services to Kevin Michigan, LLC, which includes, but is not limited to, services related to application support, provisioning center administration and operation, local and state regulatory filings, human resource matters, and marketing matters. The Michigan Consulting Agreement explicitly states that High Street is not able to direct or control the business of Kevin Michigan, LLC. Additionally, there are certain leases held by and between Kevin Michigan, LLC, as lessee and certain wholly owned subsidiaries of High Street, as lessors. As of September 30, 2021, Kevin Michigan, LLC is not operational, and no consulting fees or rents has been paid to High Street or its wholly owned subsidiaries. Kevin Michigan, LLC is owned and controlled by the Company’s Chairman, Kevin Murphy.
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
Basic and diluted loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to common shareholders of the Company	$(12,297)	$(40,548)	$(22,657)	$(249,694)
Weighted average shares outstanding - basic	110,193	103,450	108,385	98,304
Effect of dilutive securities	—	—	—	—
Weighted average shares - diluted	110,193	103,450	108,385	98,304
Net loss per share attributable to common shareholders of the Company - basic	$(0.11)	$(0.39)	$(0.21)	$(2.54)
Net loss per share attributable to common shareholders of the Company - diluted	$(0.11)	$(0.39)	$(0.21)	$(2.54)

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
During the nine months ended September 30, 2021, 7,131 Fixed warrants, 3,087 Floating warrants, 3,621 Fixed Share RSUs, 1,757 Floating Share RSUs, 1,530 Fixed Share stock options, 2,419 Floating Share stock options and 23,076 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive. During the nine months ended September 30, 2020, 8,121 SVS warrants, 9,349 SVS restricted share units, 4,929 SVS stock options, 24,340 NCI convertible units were excluded from the calculation of net loss per share attributable to common share attributable to common shareholders of the Company - diluted as they were anti-dilutive.
17.    SUBSEQUENT EVENTS
Acquisition of Operations in Ohio
On October 1, 2021, the Company closed on the acquisitions of cultivation, processing and retail operations in Ohio by a subsidiary of the Company. The Company entered into purchase agreements for these operations during the summer of 2018 for the total purchase price of approximately $7,000 in cash, $7,000 in seller notes payable and 1.2 million shares of HSCP with a fair value of $7.34 per share, which are convertible into shares of the Company. Upon closing of the transaction on October 1, 2021, the Company paid the remaining $3,300 worth of seller notes payable and accrued interest. Under the terms of the agreements, the Company acquired all of the membership interests of Greenleaf and the Company will subsequently consolidate the results of Greenleaf into its consolidated financial statements. Additionally, as part of the acquisition, the Company assumed $42,043 in notes and interest receivable owed to the Company by Greenleaf that will be eliminated upon consolidation for periods after September 30, 2021.

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
This MD&A should be read in conjunction with the Company’s unaudited condensed consolidated financial statements for the three month period ended September 30, 2021 and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”) and the 2020 Form 10-K. Financial information presented in this MD&A is presented in thousands of U.S. dollars, unless otherwise indicated.
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
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview—This section provides a general description of the Company’s businesses, its strategic objectives, as well as developments that occurred during the three and nine months ended September 30, 2021 and 2020 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2021 and 2020. This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended September 30, 2021 and 2020, as well as a discussion on the Company’s outstanding debt and commitments that existed as of September 30, 2021. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
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
As of September 30, 2021, Acreage owned and operated a total of 22 dispensaries - five dispensaries in Oregon (three in Portland, one in Eugene and one in Springfield), four in New York (Buffalo, Farmingdale, Middletown and Queens), three in New Jersey (Atlantic City, Egg Harbor and Williamstown), three in Connecticut (Bethel, South Windsor and Uncasville), two in Massachusetts (Worcester and Shrewsbury), two in Illinois (Chicago and Rolling Meadows), and three in Maine (Gardiner, Portland and South Portland). As of September 30, 2021, Acreage owned and operated a total of 6 cultivation and processing facilities in Oakland, California, Sinking Spring, Pennsylvania, Sterling, Massachusetts, Syracuse, New York, Freeport, Illinois, and Egg Harbor, New Jersey. Acreage also collected management and consulting services revenues, substantially all in Maine and New Hampshire.
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
Highlights from the three months ended September 30, 2021:
•The Company achieved total consolidated revenue growth of 52% as compared with the three months ended September 30, 2020. On a sequential basis, the Company achieved total consolidated revenue growth of 9% compared with the three months ended June 30, 2021.
•Adjusted EBITDA for the three months ended September 30, 2021 was $6.5 million compared to an adjusted EBITDA loss of $6.9 million in the same period in 2020. This marks the third consecutive quarter of positive adjusted EBITDA for the company and validates management's refocused strategic plan.
•Hurricane Ida caused extensive damage to the Company’s cultivation facility located in Sewell, New Jersey, which was nearing the completion of its construction. As a result, the Company wrote off the value of the capital assets at the Sewell, New Jersey locations and incurred a one-time charge, net of expected insurance proceeds of $2.3 million.
•The Company entered into a definitive agreement and management services agreements to sell, upon regulatory approval, four retail dispensaries in Oregon for total consideration of $6.5 million,
•Subsequent to September 30, 2021, the Company completed the acquisition of Greenleaf Apothecaries, LLC, Greenleaf Therapeutics, LLC and Greenleaf Gardens, LLC (together “Greenleaf), an operator of cultivation, processing and retail facilities in Ohio,
Additional highlights from the nine months ended September 30, 2021:
•The Company achieved total consolidated revenue growth of 57% as compared with the nine months ended September 30, 2020.
•Adjusted EBITDA for the nine months ended September 30, 2021 was $16.2 million compared to an adjusted EBITDA loss of $26.0 million in the same period in 2020.
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
•The Company agreed to sell its dispensary in Powell, Oregon and its cultivation and processing facility in Medford, Oregon.
•The Company utilized the proceeds from the sale of Acreage Florida and its restricted cash to strengthen its balance sheet. During the nine months ended September 30, 2021, the Company reduced its external debt by $46.3 million.
•The Company reached an agreement with Medterra CBD, LLC, one of the largest CBD companies in the industry, that.will allow Acreage Holdings to tap into Medterra’s innovation pipeline, high-quality CBD, and significant e-commerce platform for nationwide distribution of a suite of branded CBD products.
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

Results of Operations for Three Months Ended September 30, 2021 and 2020
The following table presents selected financial data derived from the unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2021 and 2020. The selected financial information set out below may not be indicative of the Company’s future performance.

Summary Results of Operations			Better/(Worse)				Better/(Worse)
in thousands, except per share amounts	Three Months Ended September 30,		2021 vs. 2020		Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
Revenues, net	$48,151	$31,742	$16,409	52%	$130,762	$83,039	$47,723	57%
Operating loss	(6,496)	(38,580)	32,084	83%	(11,444)	(329,197)	317,753	97%
Net loss attributable to Acreage	(12,297)	(40,548)	28,251	70%	(22,657)	(249,694)	227,037	91%
Basic and diluted loss per share attributable to Acreage	$(0.11)	$(0.39)	$0.28	72%	$(0.21)	$(2.54)	$2.33	92%
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

			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2021 vs. 2020		Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
Retail revenue, net	$30,794	$23,914	$6,880	29%	$85,038	$61,362	$23,676	39%
Wholesale revenue, net	17,077	7,798	9,279	119%	42,634	21,513	21,121	98%
Other revenue, net	280	30	250	833%	3,090	164	2,926	n/m
Total revenues, net	$48,151	$31,742	$16,409	52%	$130,762	$83,039	$47,723	57%
Cost of goods sold, retail	(16,279)	(14,134)	(2,145)	(15)%	(43,412)	(37,004)	(6,408)	(17)%
Cost of goods sold, wholesale	(8,069)	(4,133)	(3,936)	(95)%	(19,049)	(11,395)	(7,654)	(67)%
Total cost of goods sold	$(24,348)	$(18,267)	$(6,081)	(33)%	$(62,461)	$(48,399)	$(14,062)	(29)%
Gross profit	$23,803	$13,475	$10,328	77%	$68,301	$34,640	$33,661	97%
Gross margin	49%	43%		6%	52%	42%		10%
Total revenues increased by $16,409 or 52% for the three months ended September 30, 2021, as compared to the corresponding period of fiscal 2020. On a comparative basis, total revenue increased by $5,961 due to the acquisitions of (i) certain Maine operations and (ii) CWG in April 2021 and was offset by decreases of $542 due to the divestitures/closures of (i) Maryland Medicinal Research & Caring, LLC and Acreage North Dakota, LLC in May 2020, (ii) Form Factory in March 2020 and iii) Acreage Florida in April 2021. Additionally, revenue for the three months ended September 30, 2021 for the Company’s operations in Oregon, which are considered non-core and are being held for sale, decreased by $1,035 as compared to the corresponding period in fiscal 2020. Excluding these acquisitions and divestitures/closures and the impact of revenue declines in the Company’s Oregon operations, total revenue increased by $12,025 or 42% for the three months ended September 30, 2021, as compared to the corresponding period of fiscal 2020.
Retail revenue increased by $6,880 or 29% for the three months ended September 30, 2021, as compared to the corresponding period of fiscal 2020. Excluding the impact of acquisitions and divestitures/closures, retail revenue increased by $3,746 for the three months ended September 30, 2021, as compared to the corresponding period of fiscal 2020. The remaining increase in retail revenue was primarily driven by increased demand and production across various states, and new store openings and was partially offset by retail revenue declines of $911 in non core states (Oregon).
Wholesale revenue increased by 119% for the three months ended September 30, 2021, as compared to the corresponding periods of fiscal 2020. The increased wholesale revenue was primarily due to increased capacity, coupled with maturing operations at the Company’s Pennsylvania, Massachusetts, and Illinois cultivation facilities. This resulted in higher yields and product mix in each of the respective markets. Additionally, wholesale revenue for the three months ended September 30, 2021 included $2,189 from CWG which was acquired in April 2021.
On a year-to-date basis, total revenues for the nine months ended September 30, 2021, increased by $47,723 or 57% as compared to the corresponding period of fiscal 2020. On a comparative basis, total revenues increased by $18,651 due to the acquisitions of (i) CCF in June 2020, (ii) certain Maine operations and (iii) CWG in May 2021 and was offset by decreases of $1,629 due to the divestitures/closures of (i) Maryland Medicinal Research & Caring, LLC and Acreage North Dakota, LLC in May 2020, (ii) Form Factory in March 2020 and (iii) Acreage Florida in April 2021. Additionally, total revenues for the nine months ended September 30, 2021 for the Company’s operations in Oregon, which are considered non-core and are being held for sale, decreased by $2,575 as compared to the corresponding period in fiscal 2020. Excluding these acquisitions and divestitures/closures and the impact of total revenue declines in the Company’s Oregon operations, total revenue increased by $33,275 or 46% for the nine months ended September 30, 2021, as compared to the corresponding period of fiscal 2020. Finally, total revenue for the nine months ended September 30, 2021 included $2,500 of management fees in New Hampshire, a portion of which related to prior fiscal periods.
While total revenues increased 52%, total costs of goods sold only increased 33% for the three months ended September 30, 2021, as compared with the corresponding period of fiscal 2020.
Retail cost of goods sold increased 15% for the three months ended September 30, 2021, as compared to the corresponding period of fiscal 2020, and below the 29% increase in retail revenue. The lower rate of growth for retail cost of goods sold was due to the increased vertical integration of the Company’s operations. A greater portion of the product sold at the Company’s retail dispensaries is sourced internally from the Company’s cultivation and processing operations. Cost of goods sold for this internally produced product does not contain the wholesale margin that would be paid if the Company had to source that same product from external vendors.
Wholesale cost of goods sold increased 95% for the three months ended September 30, 2021, as compared to the corresponding period of fiscal 2020, and below the 119% increase in wholesale revenue. While wholesale cost of goods sold increased due to the volume increase associated with the wholesale revenue growth, the rate of growth was lower as a result of production efficiencies being achieved. In addition, wholesale cost of goods sold for the comparative period were driven by the initial set up costs and consequential expansion impact of various cultivation facilities that was not as significant in the current period.

On a year-to-date basis, while total revenues increased 57%, total costs of goods sold only increased 29% for the nine months ended September 30, 2021, as compared with the corresponding period of fiscal 2020. The reasons for the increases in costs of goods sold and for the lower rate of growth of costs of goods sold compared to the revenue growth, for the nine months ended September 30, 2021, are consistent with the reasons for the three months ended September 30, 2021.

Gross margin for the three months ended September 30, 2021 was 49.4%, compared to 42.5% for the three months ended September 30, 2020. Gross margin for the nine months ended September 30, 2021 was 52.2%, compared to 41.7% for the nine months ended September 30, 2020. The increase in gross margin was driven by the factors discussed above.
Revenue by geography
While the Company operates under one operating segment, the production and sale of cannabis products, the below revenue breakout by geography is included as management believes it provides relevant and useful information to investors.

Revenue by region			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2021 vs. 2020		Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
New England	$19,892	$12,598	$7,294	58%	$56,070	$36,520	$19,550	54%
Mid-Atlantic	14,695	11,217	3,478	31%	43,474	25,622	17,852	70%
Midwest	10,012	4,810	5,202	108%	22,333	12,050	10,283	85%
West	3,552	2,700	852	32%	8,264	8,082	182	2%
South	—	417	(417)	n/m	621	776	(155)	(20)
Total revenues, net	$48,151	$31,742	$16,409	52%	$130,762	$83,039	$47,723	57%

n/m - Not Meaningful
Total operating expenses

Total operating expenses consist primarily of compensation expense at the Company’s corporate offices as well as operating subsidiaries, impairment losses, professional fees, which includes, but is not limited to, legal and accounting services, depreciation and other general and administrative expenses.

Operating expenses			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2021 vs. 2020		Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
General and administrative	$8,466	$14,819	$6,353	43%	$23,067	$40,237	$17,170	43%
Compensation expense	10,699	8,306	(2,393)	(29)%	32,236	30,740	(1,496)	(5)%
Equity-based compensation expense	4,168	10,445	6,277	60%	17,191	65,369	48,178	74%
Marketing	583	46	(537)	n/m	992	1,514	522	34%
Impairments, net	2,339	—	(2,339)	n/m	3,157	187,775	184,618	98
Loss on notes receivable	—	—	—	n/m	1,726	8,161	6,435	79
Write down (recovery) of assets held-for-sale	—	2,893	2,893	n/m	(8,616)	11,003	19,619	n/m
Legal settlements, net	—	14,150	14,150	n/m	322	14,150	13,828	98%
Depreciation and amortization	4,044	1,396	(2,648)	(190)%	9,670	4,888	(4,782)	(98)%
Total operating expenses	$30,299	$52,055	$21,756	42%	$79,745	$363,837	$284,092	78%

n/m - Not Meaningful
Total operating expenses for the three months ended September 30, 2021 were $30,299, a decrease of $21,756 or 42% from the corresponding period of fiscal 2020. The primary drivers of the decrease in operating expenses were as follows:
•General and administrative expenses decreased $6,353 during the three months ended September 30, 2021, as compared to the corresponding period of fiscal 2020, primarily due to a reduction of legal fees and rental and lease expenses incurred.
•Compensation expense increased $(2,393) during the three months ended September 30, 2021, as compared to the corresponding period of fiscal 2020, primarily due additional staff required to manage the Company’s expanded operations, including the acquisitions of certain Maine operations since the comparable period and CWG in May 2021. Additionally, compensation expense in the comparable period of 2020 was reduced as a result of reorganization efforts, including a suspension of operations at Form Factory and temporary staff reductions undertaken in response to the COVID-19 pandemic.
•Equity-based compensation expense decreased $6,277 during the three months ended September 30, 2021, as compared to the corresponding period of fiscal 2020, primarily due to benefits associated with the reorganization efforts undertaken in the previous period, resulting in the acceleration of restricted share vesting for certain employees and previously issued awards becoming fully vested and cancelled in the prior periods.

•Impairments, net for the three months ended September 30, 2021 increased $2,339 due to the write-off of capital assets at the Sewell, New Jersey locations resulting from damage by Hurricane Ida. The loss was recognized net of expected insurance proceeds.
•During the three months ended September 30, 2020, the Company determined certain businesses and assets met the held-for-sale criteria. In accordance with ASC 360-10, Property, Plant and Equipment, the assessed disposal groups for such assets held-for-sale were written down to fair value less costs to sell, resulting in the recognition of write down charges. No such write-down was required for the three months ended September 30, 2021.
•During the three months ended September 30, 2020, the Company recorded a charge of $14,150 due to the recognition of litigation accruals for various matters. No such provision was required for the three months ended September 30, 2021.
•Depreciation and amortization expenses increased $(2,648) during the three months ended September 30, 2021, compared to the corresponding period of fiscal 2020, primarily due to an acceleration of the amortization of certain intangible assets as a result of a reduction in the expected useful lives of such assets.
Total operating expenses for the nine months ended September 30, 2021 were $79,745, a decrease of $284,092 or 78% from the corresponding period of fiscal 2020. The primary drivers of the decrease in operating expenses were as follows:
•General and administrative expenses decreased $17,170 during the six months ended September 30, 2021, as compared to the corresponding period of fiscal 2020, primarily due to a reduction of legal fees and rental and lease expenses incurred.
•Compensation expense increased slightly by $(1,496) for the nine months ended September 30, 2021, as compared to the corresponding period of fiscal 2020 Staff increases due to additional staff required to manage the Company’s expanded operations were somewhat offset by reorganization efforts undertaken in previous periods.
•Equity-based compensation expense decreased $48,178 during the nine months ended September 30, 2021, as compared to the corresponding period of fiscal 2020, primarily due to benefits associated with the reorganization efforts undertaken in the previous period, resulting in the acceleration of restricted share vesting for certain employees and previously issued awards becoming fully vested and cancelled in the prior periods.
•Impairments, net for the nine months ended September 30, 2021 included a $2,339 write-off of the capital assets at the Sewell, New Jersey locations resulting from damage by Hurricane Ida. The loss was recognized net of expected insurance proceeds. Impairment expenses, net of $187,775 for the nine months ended September 30, 2020 included impairment charges related to interim intangible and goodwill impairment testing undertaken in the prior period due to the triggering event caused by the COVID-19 pandemic, as further discussed in Note 4 in the unaudited condensed consolidated financial statements.
•The loss on notes receivable of $1,726 for the nine months ended September 30, 2021 is due to the determination that the payment for certain notes receivables was doubtful based on the most recent information available to the Company. The loss on notes receivable for the comparable period in 2020 of $8,161 was due to the write-off of a notes receivable that the Company determined was no longer collectible.
•During the nine months ended September 30, 2020, the Company determined certain businesses and assets met the held-for-sale criteria. In accordance with ASC 360-10, Property, Plant and Equipment, the assessed disposal groups for such assets held-for-sale were written down to fair value less costs to sell, resulting in the recognition of write down charges of $11,003. No such write-down was required for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, the Company determined that the fair value less costs to sell of its Acreage Florida disposal group increased $8,616 in excess of its value previously written down value. Accordingly, the Company recognized a recovery of assets held-for-sale related to its Acreage Florida disposal group related to the previously recognized write-downs. Refer to Notes 3 and 17 in the unaudited condensed consolidated financial statements for further discussion.
•During the nine months ended September 30, 2020, the Company recorded a charge of $14,150 due to the recognition of litigation accruals for various matters. No such provision was required for the nine months ended September 30, 2021.
•Depreciation and amortization expenses increased during the nine months ended September 30, 2021, compared to the corresponding period of fiscal 2020, primarily due to an acceleration of the amortization of certain intangible assets as a result of a reduction in the expected useful lives of such assets.

Total other (loss) income

Other (loss) income			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2021 vs. 2020		Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
(Loss) income from investments, net	$489	$(433)	$922	n/m	$(777)	$(195)	$(582)	(298)%
Interest income from loans receivable	1,067	1,606	(539)	(34)%	4,125	5,083	(958)	(19)%
Interest expense	(3,620)	(6,147)	2,527	41%	(14,072)	(11,106)	(2,966)	(27)
Other income (loss), net	81	(656)	737	n/m	7,825	(853)	8,678	n/m
Total other income (loss)	$(1,983)	$(5,630)	$3,647	65%	$(2,899)	$(7,071)	$4,172	59

n/m - Not Meaningful
Total other loss for the three months ended September 30, 2021 was $(1,983), an decrease of $3,647 from the corresponding period of fiscal 2020. The primary drivers of the increase in other loss were as follows:
•Income from investments, net of $489 for the three months ended September 30, 2021 was primarily due to gains in the fair market value of investments in equity of entities where the Company does not have significant influence or control.
•Interest income from loans receivable of $1,067 for the three months ended September 30, 2021 has declined $(539) from the corresponding period of fiscal 2020 due to a reduction in the value of loans receivable outstanding.
•Interest expense, net of $(3,620) decreased $2,527 during the three months ended September 30, 2021, compared to the corresponding period of fiscal 2020, due to the Company’s decreased level of net debt coupled with reduced rates of interest on the Company’s debt obligations.
Total other income (loss) for the nine months ended September 30, 2021 was $(2,899), a decrease of $4,172 from the other income (loss) recognized in the corresponding period of fiscal 2020. The primary drivers of the decrease in other income (loss) for the nine months ended September 30, 2021 were as follows:
•Loss from investments, net of $(777) for the nine months ended September 30, 2021 was primarily due to declines in the fair market value of investments in equity of entities where the Company does not have significant influence or control.
•Interest income from loans receivable of $4,125 for the nine months ended September 30, 2021 has declined $(958) from the corresponding period of fiscal 2020 due to a reduction in the value of loans receivable outstanding.
•Interest expense, net of $(14,072) increased $(2,966) during the nine months ended September 30, 2021, compared to the corresponding period of fiscal 2020, due to the Company’s increased debt financing transactions primarily undertaken subsequent to June 30, 2020 and somewhat offset with reduced rates of interest on the Company’s debt obligations for the nine months ended September 30, 2021.
•Other income (loss), net for the nine months ended September 30, 2021 of $7,825 included a gain on the sale of Acreage Florida of $11,682, partially offset by i) a loss on the subsequent sale of notes receivable received as consideration from the buyer of Acreage Florida of approximately $2,000, and ii)iii) a loss of $1,644 on the disposal of capital assets.

Net loss

Net loss			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2021 vs. 2020		Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
Net loss	$(14,058)	$(48,036)	$33,978	71%	$(26,004)	$(314,635)	$288,631	92%
Less: net loss attributable to non-controlling interests	(1,761)	(7,488)	5,727	76%	(3,347)	(64,941)	61,594	95%
Net loss attributable to Acreage Holdings, Inc.	$(12,297)	$(40,548)	$28,251	70%	$(22,657)	$(249,694)	$227,037	91%
The decreases in net loss are driven by the factors discussed above.
Non-GAAP Information
This statement includes Adjusted EBITDA, which is a non-GAAP performance measure that we use to supplement our results presented in accordance with U.S. GAAP. The Company uses Adjusted EBITDA to evaluate its actual operating performance and for planning and forecasting future periods. The Company believes that the adjusted results presented provide relevant and useful information for investors because they clarify the Company’s actual operating performance, make it easier to compare our results with those of other companies and allow investors to review performance in the same way as our management. Since these measures are not calculated in accordance with U.S. GAAP, they should not be considered in isolation of, or as a substitute for, net loss or our other reported results of operations as reported under U.S. GAAP as indicators of our performance, and they may not be comparable to similarly named measures from other companies.
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

Adjusted EBITDA			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2021 vs. 2020		Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	$	%	2021	2020	$	%
Net loss (U.S. GAAP)	$(14,058)	$(48,036)			$(26,004)	$(314,635)
Income tax expense (benefit)	5,579	3,826			11,661	(21,633)
Interest (income) expense, net	2,553	4,541			9,947	6,023
Depreciation and amortization	4,590	1,396			11,384	4,888
EBITDA (non-GAAP)	$(1,336)	$(38,273)	$36,937	97%	$6,988	$(325,357)	$332,345	n/m
Adjusting items:
(Income) loss from investments, net	(489)	433			777	195
Impairments, net	—	—			818	187,775
Loss on Sewell facility	2,339	—			2,339	—
Loss on notes receivable	—	—			1,726	8,161
Write down (recovery) of assets held-for-sale	—	2,893			(8,616)	11,003
Equity-based compensation expense	4,168	10,445			17,191	65,370
Legal settlements, net	—	14,150			322	14,150
Gain on business divestiture	(109)	—			(11,791)	—
Transaction costs	—	3,114			—	3,114
Other non-recurring expenses	1,924	355			6,425	9,605
Adjusted EBITDA (non-GAAP)	$6,497	$(6,883)	$13,380	n/m	$16,179	$(25,984)	$42,163	n/m

n/m - Not Meaningful

The increases in adjusted EBITDA are driven by the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and uses of cash
The Company’s primary uses of capital include operating expenses, capital expenditures and the servicing of outstanding debt. The Company’s primary sources of capital include funds generated by cannabis sales as well as financing activities. Through September 30, 2021, the Company had primarily used private financing as a source of liquidity for short-term working capital needs and general corporate purposes.
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
As of September 30, 2021, the Company had cash of $27,868 (not including approximately $1,098 of restricted cash and approximately $518 of cash held for sale and included in current assets held for sale). The Company’s ability to fund its operations, capital expenditures, acquisitions, and other obligations depends on its future operating performance and ability to obtain financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond the Company’s control.
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
Cash flows
Cash and cash equivalents, restricted cash, and cash held for sale were $29,484 as of September 30, 2021, an increase of $38,975 from September 30, 2020. The following table summarizes the change in cash, cash equivalents, restricted cash, and cash held for sale for the nine months ended September 30, 2021 and 2020.

Cash flows			Better/(Worse)
in thousands	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	$	%
Net cash used in operating activities	$(18,312)	$(44,208)	$25,896	59%
Net cash provided by (used in) investing activities	34,152	(63,681)	97,833	n/m
Net cash (used in) provided by financing activities	(40,995)	149,748	(190,743)	n/m
Net (decrease) increase in cash, cash equivalents, restricted cash, and cash held for sale	$(25,155)	$41,859	$(67,014)	n/m
n/m - Not Meaningful
Net cash used in operating activities
For the nine months ended September 30, 2021, the Company used $18,312 of net cash in operating activities. This represented a reduction of $25,896 when compared to the corresponding period of fiscal 2020. Excluding non-cash items such as impairments, equity based compensation, write-offs, gains and losses on disposals and depreciation and amortization in the net operating income (loss), this improved operating income was a result of revenue increases exceeding increases in costs of goods sold and a decrease in non-cash expenditures. Additionally, for both the nine months ended September 30, 2021 and 2020, cash used in operating activity included cash used to fund increases in working capital due to the expanded operations.

Net cash (used in) provided by investing activities
For the nine months ended September 30, 2021, the Company provided $34,152 of net cash through investing activities. This represented an improvement of $97,833 when compared to the corresponding period of fiscal 2020. Cash provided by investing activities for the nine months ended September 30, 2021, was primarily driven by $27,535 spent on capital expenditures to build out the Company’s owned operations but this was more than offset by (i) $9,307 collected from entities, net of advances, and (ii) $50,407 net proceeds from the sale of assets..
Cash used in investing activities during the nine months ended September 30, 2020, was primarily driven by (i) $7,904 spent on capital expenditures to build out the Company’s owned operations, (ii) $13,958 advanced to entities, net of collections, and (iii) $9,983 on business acquisitions.
Net cash (used in) provided by financing activities
For the nine months ended September 30, 2021, the Company used $40,995 of net cash in financing activities. This represented a decrease of $115,928 when compared to the corresponding period of fiscal 2020. Cash used in financing activities during the nine months ended September 30, 2021 was primarily driven by the repayment of debt of $46,321, partially offset by $6,301 related to financing proceeds.
Cash provided by financing activities during the nine months ended September 30, 2020 was primarily driven by (i) $134,000 raised through debt financing, (ii) $27,887 through equity transactions, (iii) $22,000 collateral received from prior financing arrangements and (iv) offset by $30,822 repayment of debt.
Capital Resources
Capital structure and debt
The Company’s debt outstanding as of September 30, 2021 was as follows:

Debt balances	September 30, 2021
Seller’s notes	$2,581
Financing liability (related party)	15,253
Finance lease liabilities	5,228
7.5% Loan due 2023 (related party)	32,328
6.1% Secured debenture due 2030 (related party)	45,936
Hempco Foros promissory note	—
Senior secured term loan facility	23,482
Construction financing loan	11,255
Canwell promissory note	6,500
Total debt	$142,563
Less: current portion of debt	16,377
Total long-term debt	$126,186
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
Credit risk

The Company’s exposure to non-payment or non-performance by its counterparties is a credit risk. The maximum credit exposure as of September 30, 2021, is the carrying amount of cash and cash equivalents, restricted cash, and accounts, notes and other receivables. The Company does not have significant credit risk with respect to customers. The Company mitigates its credit risk on its notes and other receivables by securing collateral, such as capital assets, and by its review of the counterparties and their businesses. The Company considers a variety of factors when determining interest rates for notes receivable, including the creditworthiness of the counterparty, market interest rates prevailing at the note’s origination, and duration and terms of the note. The Company determined expected credit losses to be immaterial due to collateral held. Analysis of collateral held and future expected cash flows within the cannabis industry were considered in its expected credit loss assessment.
Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company endeavors to ensure that there is sufficient liquidity in order to meet short-term business requirements, after taking into account the Company’s cash holdings. As of September 30, 2021, the Company’s financial liabilities consist of accounts payable and accrued liabilities, lease liabilities and long-term debt. The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis.

As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit as of September 30, 2021, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

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
As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit as of September 30, 2021, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ending September 30, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management, including the Chief Executive Officer and Chief Financial Officer, has limited the evaluation of the Company’s internal controls over financial reporting to exclude controls, policies and procedures and internal controls over financial reporting of the recently acquired operations of:

•CWG Botanicals, Inc. (“CWG”) (acquired April 30, 2021)

The operations of CWG represents approximately 3% of the Company’s total assets as of September 30, 2021 and 1% of the Company’s gross revenue for the nine months ended September 30, 2021.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness in internal controls over financial reporting is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of November 10, 2021, the review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s principal executive officer and principal financial officer concluding that as of September 30, 2021, a material weakness existed in the Company’s internal controls over financial reporting. Specifically, as a result of turnover and the availability of resources with the appropriate level of technical capabilities (including the impacts on staffing and recruiting and the general global labor shortage brought about by the global COVID-19 pandemic), the Company did not have effective staffing levels and adequate segregation of duties within several finance and accounting processes. Further, and as a result of this material weakness, the Company’s financial disclosures for the quarterly period ending June 30, 2021 incorrectly disclosed certain debt that was due 11 months after the balance sheet date as long-term rather than as current liabilities.

The Company has begun to address the material weakness described above through the following actions, which are expected to be completed by the second quarter of 2022:

a.Engaging third-party consultants with appropriate expertise to assist the finance and accounting department on an interim basis until key roles are filled;
b.Assessing finance and accounting resources to identify the areas and functions that lack sufficient personnel and recruiting for experienced personnel to assume these roles;
c.Further centralization of key accounting processes to enable greater segregation of duties;
d.Developing further training on segregation of duties; and
e.Designing and implementing additional compensating controls where necessary.

While we are working diligently to remediate this material weakness, there is no assurance that this material weakness will be fully remediated by the second quarter of 2022 given continuing lasting impacts of COVID-19 on staffing and labor for companies within our industry and otherwise.

Changes in Internal Control Over Financial Reporting

Other than the changes discussed above in connection with our implementation of the remediation plan, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
For information on legal proceedings, refer to Note 13 to the condensed consolidated financial statements included this report.

Item 1A. Risk Factors
There has been one material change to the risk factors described in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as follows:

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Section 404 of the Sarbanes-Oxley Act requires us to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of September 30, 2021, which, as a result of turnover and the availability of capable resources (including the impacts on staffing and recruiting and the general global labor shortage brought about by the global Covid-19 pandemic), the Company did not have effective staffing levels and adequate segregation of duties within several finance and accounting processes. Further, and as a result of this material weakness, the Company’s financial disclosures for the quarterly period ending June 30, 2021 incorrectly disclosed certain debt that was due 11 months after the balance sheet date as long-term rather than as current liabilities.

We are currently in the process of remediating the material weakness through the following actions, which are expected to be completed by the second quarter of 2022:

a.Engaging third-party consultants with appropriate expertise to assist the finance and accounting department on an interim basis until key roles are filled;
b.Assessing finance and accounting resources to identify the areas and functions that lack sufficient personnel and recruiting for experienced personnel to assume these roles;
c.Further centralization of key accounting processes to enable greater segregation of duties;
d.Developing further training on segregation of duties; and
e.Designing and implementing additional compensating controls where necessary.

The material weakness will not be considered remediated until the revised controls operate for a sufficient period of time and we have concluded, through testing, that these controls are designed and operating effectively.

Failure to remediate the material weakness described above at all or within our expected timeframe, or any newly identified material weaknesses could limit our ability to prevent or detect a misstatement of our financial results, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.

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
101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Financial Position as of September 30, 2021 (unaudited) and December 31, 2020 (audited), (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and September 30, 2020, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2021 and September 30, 2020, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2021 and September 30, 2020 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
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
Date: November 10, 2021

Acreage Holdings, Inc.
(Registrant)

By:	/s/ Steve Goertz
Steve Goertz
Chief Financial Officer