Form 10-K
period 2021-12-31
Acreage Holdings, Inc.
filed 2022-03-11
CIK 1762359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes ☐   No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2021, based on the closing price of $3.75 and $2.14 for the Registrant’s Company’s Class E subordinate voting shares (“Fixed Shares”) and Class D subordinate voting shares (“Floating Shares”), respectively, as reported by the Canadian Securities Exchange, was approximately $321.6 million in aggregate. Fixed and Floating Shares beneficially owned by each executive officer, director, and holder of more than 10% of our Fixed and Floating Shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The Company has three classes of issued and outstanding shares: the Class E subordinate voting shares (the “Fixed Shares”), the Class D subordinate voting shares (the “Floating Shares”) and the Class F multiple voting shares (the “Fixed Multiple Shares”). The Fixed Shares and Floating Shares each entitle the holders to notice of and to attend at any meeting of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company have the right to vote. Each Fixed Share is entitled to one vote per Fixed Share, each Floating Share is entitled to one vote per Floating Share and each Fixed Multiple Share is entitled to 4,300 votes per Fixed Multiple Share on all matters upon which the holders of shares are entitled to vote. As of March 8, 2022, there were 74,760,100 Fixed shares, 33,133,749 Floating Shares, and 117,600 Fixed Multiple Shares, in each case, issued and outstanding.

TABLE OF CONTENTS
Acreage Holdings, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2021

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

Forward-looking statements include, but are not limited to, statements with respect to:

•the performance of our business and operations;
•the intention to grow our business, operations and potential activities;
•the expected growth in the number of people using the our medical and/or adult-use products;
•expectations of market size and growth in the United States;
•the uncertainties associated with the COVID-19 pandemic, including our ability, and the ability of our suppliers and distributors, to effectively manage the restrictions, limitations and health issues presented by the COVID-19 pandemic, the ability to continue our production, distribution and sale of our products and the demand for and use of our products by consumers, disruptions to the global and local economies due to related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations and a reduction in discretionary consumer spending;
•laws and regulations and any amendments thereto applicable to our business and the impact thereof;
•expectations regarding the potential success of, and the costs and benefits associated with, our acquisitions, joint ventures, strategic alliances, equity investments and dispositions;
•the Amended Arrangement with Canopy Growth, including the occurrence or waiver (in the discretion of Canopy Growth) of the Triggering Event and the satisfaction or waiver of the conditions to closing;
•the grant, renewal and impact of any license or supplemental license to conduct activities with cannabis or any amendments thereof;
•our ability to obtain all required regulatory approvals and licensing, anticipated costs and timing, and expected impact;
•the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis;
•the federal legalization of the use of cannabis for medical or adult-use in the United States, the related timing and impact thereof;
•the timing and nature of legislative changes in the U.S. regarding the regulation of cannabis including tetrahydrocannabinol;
•the United States regulatory landscape and enforcement related to cannabis, including political risks;
•anti-money laundering laws and regulation and other governmental and environmental regulation;
•ability to execute on our strategy and the anticipated benefits of such strategy;
•our competitive advantages and business strategies;
•the competitive conditions of the industry;
•the expected growth in the number of customers using our products;
•expectations regarding revenues, expenses and anticipated cash needs;
•expectations regarding cash flow, liquidity and sources of funding;
•expectations regarding capital expenditures;
•our ability to refinance debt as and when required on terms favorable to us and comply with covenants contained in our debt
•facilities and debt instruments;
•the expansion of our production and manufacturing, the costs and timing associated therewith and the receipt of applicable
•production and sale licenses;
•the expected growth in our growing, production and supply chain capacities;
•expectations regarding the resolution of litigation and other legal and regulatory proceedings, reviews and investigations;
•expectations with respect to future production costs;
•expectations with respect to future sales and distribution channels and networks;

•the expected methods to be used to distribute and sell our products;
•the anticipated future gross margins of our operations;
•accounting standards and estimates;
•expectations regarding our distribution network;
•expectations regarding the costs and benefits associated with our contracts and agreements with third parties, including under our third-party supply and manufacturing agreements; and
•expectations on price changes in cannabis markets.

Certain of the forward-looking statements contained herein concerning the industries in which we conduct our business are based on estimates prepared by us using data from publicly available governmental sources, market research, industry analysis and on assumptions based on data and knowledge of these industries, which we believe to be reasonable. However, although generally indicative of relative market positions, market shares and performance characteristics, such data is inherently imprecise.

Forward-looking statements reflect Acreage’s current beliefs and are based on information currently available to Acreage and on assumptions Acreage believes are reasonable, including:

•management’s perceptions of historical trends, current conditions and expected future developments;
•our ability to generate cash flow from operations;
•general economic, financial market, regulatory and political conditions in which we operate;
•our production and manufacturing capabilities and output;
•consumer interest in our products;
•our ability to keep pace with changing consumer preferences;
•competition;
•anticipated and unanticipated costs;
•government regulation of our activities and products;
•the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses;
•our ability to obtain qualified staff, equipment and services in a timely and cost-efficient manner;
•our ability to conduct operations in a safe, efficient and effective manner;
•our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our recent acquisitions into our existing operations;
•our ongoing ability to conduct business in the regulatory environments in which we operate and may operate in the future;
•our ability to continue to operate in light of the COVID-19 pandemic and the impact of the pandemic on demand for, and sales of, our products and our distribution channels; and
•other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause the actual results, level of activity, performance or achievements of Acreage to be materially different from those expressed or implied by such forward-looking statements. Such risks and other factors may include, but are not limited to:

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

PART I
Item 1. Business.
Introduction

Acreage Holdings, Inc. (“Acreage”, “we”, “us”, “our” or the “Company”) is a vertically integrated, multi-state operator in the U.S. cannabis industry. Our operations include (i) cultivating and processing cannabis plants, (ii) manufacturing branded consumer products, (iii) distributing cannabis flower and manufactured products, and (iv) retailing high-quality, effective and dosable cannabis products to consumers. We appeal to medical and adult recreational use (“adult-use”) customers through brand strategies intended to build trust and loyalty.

We are a British Columbia company that began trading on the Canadian Securities Exchange on November 15, 2018 following the completion of the reverse takeover transaction (the “RTO”) between us and High Street Capital Partners, LLC (“High Street”), which is an indirect subsidiary of ours, on November 14, 2018. We were originally incorporated under the Business Corporations Act (Ontario) on July 12, 1989 as “Applied Inventions Management Inc.”. On August 29, 2014, we changed our name to Applied Inventions Management Corp. We redomiciled from Ontario into British Columbia and changed our name to “Acreage Holdings, Inc.” on November 9, 2018.

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

We and High Street have invested in geographically diverse licensed entities that operate in both adult-use and medical-use authorized U.S. states. The companies and other entities in which we and High Street have a direct or indirect ownership interest (collectively, the “Subsidiaries”) focus on all aspects of the state regulated cannabis industry. As a result of its experience investing in the industry, and, in many cases, active involvement with the Subsidiaries, High Street’s management gained significant experience in cultivation, processing and dispensing of cannabis and cannabis infused products.

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

Strategy

As of the date of this Annual Report on Form 10-K, Acreage owns and operates cannabis businesses or has management or consulting services or other agreements to assist in operations in place with licensed operators in ten states. Through its subsidiaries, Acreage is engaged in, or has management or consulting services agreements in place with license holders to assist in the manufacture, processing, sale or distribution of cannabis in the adult-use or medical cannabis marketplace in California, Connecticut, Illinois, Maine, Massachusetts, New Jersey, New York, Ohio, Oregon and Pennsylvania.

During 2020, as part of an overall strategic plan to focus on key, profitable operations we decided to continue to develop operations in the following nine core states of Connecticut, Maine, Massachusetts, New Hampshire, New York, New Jersey,

Pennsylvania, Illinois and Ohio. We expect this shift in focus to lead to margin improvements and accelerate our pathway to achieve positive returns.

During 2021, our strategy was further refined to focus on three key imperatives:
•Driving profitability;
•Strengthening our balance sheet; and
•Accelerating our growth in our core markets.

Driving Profitability: Acreage will prioritize its efforts on opportunities and markets that will improve operational and financial results. Management continues to diligently control costs, improve operational efficiencies, and accelerate organic growth in our core markets to continue to report improved profitability going forward.

Strengthening our Balance Sheet: Strengthening the balance sheet is key to both providing Acreage with the necessary capital to achieve our operational plans and building shareholder confidence. Acreage has worked to ensure that sufficient capital has been available when needed. Going forward, we will monitor the capital markets and utilize opportunities to access both debt or equity when it is necessary and advantageous to do so.

Accelerating our Growth in our Core Markets: Through prior acquisitions and capital expenditures, we believe Acreage is well positioned for future success in several key markets as regulations regarding the use of cannabis continue to evolve. As an example, Acreage has an established footprint in key markets such as New York and New Jersey and expects to benefit in the coming months and years as a result of the recent passage of adult-use programs in these states. We will continue to focus our growth on our core markets where we can take advantage of and expand on the presence already established. Additionally, we have streamlined our focus to the eight core states of Connecticut, Maine, Massachusetts, New York, New Jersey, Pennsylvania, Illinois and Ohio. We will also maintain a presence in the state of California to stay abreast of product innovation and brand development.

Our mission is to champion and provide access to cannabis’ beneficial properties by creating the highest quality medical and adult-use products and consumer experiences. Our operational strategy to deliver on our vision and mission revolves around four primary areas of focus: (1) cultivation; (2) retail; (3) processing/manufacturing; and (4) wholesale. While we focus on these four areas, we have determined that we have just one reportable business segment: the production and sale of cannabis products.

Recent Achievements

The implementation of the corporate strategy has resulted in many key accomplishments over the past 12 months:

Driving Profitability
•The Company achieved total consolidated revenue growth of 65% as compared with the year ended December 31, 2020.
•The Company achieved first quarter of positive EBITDA in the company’s history for the 3 months ended March 31, 2021.
•Adjusted EBITDA for the year ended December 31, 2021 was $24.6 million compared to an adjusted EBITDA loss of $29.5 million during the same period in 2020. This marks the fourth consecutive quarter of positive adjusted EBITDA and the first fiscal year of positive adjusted EBITDA since the RTO transaction, further validating management's refocused strategic plan. Refer to section “Non-GAAP Information” in Item 7. Management’s Discussion & Analysis for discussion of Adjusted EBITDA as a non-GAAP measure.
•Completed a rationalization of corporate office costs in Q1 2021.

Strengthen Our Balance Sheet
•The Company secured a $150,000 senior secured credit facility, consisting of a $75,000 initial draw, a $25,000 delayed draw, and an additional $50,000 committed accordion facility.
•The Company completed the sale of its operations in Florida for aggregate proceeds of $60.0 million, furthering the Company’s overall strategy to focus on core states. The proceeds from the sale, along with certain restricted cash, were used to strengthen the Company’s balance sheet, including the reduction of external debt by $46.3 million.
•The Company completed the sale of Maryland Medicinal Research & Caring, LLC (“MMRC”) for an aggregate sale price of $1.5 million, which is consistent with the Company’s overall strategy to focus on its core states.
•The Company entered into a definitive agreement and management services agreements to sell, upon regulatory approval, four retail dispensaries in Oregon for total consideration of $6.5 million.

•The Company agreed to sell its dispensary in Powell, Oregon and its cultivation and processing facility in Medford, Oregon.
•The Company received an interim relief award in Acreage Georgia’s favor during arbitration related to the Compass Neuroceuticals Litigation. A subsequent hearing occurred in February, 2022, and the company is waiting on the final determination of the award amount.

Accelerating Our Growth in Our Core Markets
•The Company opened its third New Jersey based The Botanist dispensary in Williamstown, New Jersey.
•The Company completed the acquisition of 100% of CWG Botanicals, Inc. (“CWG”), an adult-use cannabis cultivation and processing operations in the state of California.
•The Company completed the acquisition of 100% of Greenleaf Apothecaries, LLC, Greenleaf Therapeutics, LLC and Greenleaf Gardens, LLC, collectively “Greenleaf, an operator of cultivation, processing and retail facilities in Ohio, expanding the Company’s footprint into a strategic core state.
•The Company completed the acquisition and conversion to adult use of 2 dispensaries in Maine.
•Completed the expansion of the Pennsylvania cultivation facility that began in 2020.
•Completed the expansion of the Illinois cultivation facility that began in 2020.
•Completed the expansion of the Egg Harbor, NJ cultivation facility.
•Completed the construction of our commercial kitchen for the production of edibles in Massachusetts.
•The Company reached an agreement with Medterra CBD, LLC, one of the largest CBD companies in the industry, that will allow Acreage Holdings to tap into Medterra’s innovation pipeline, high-quality CBD, and significant e-commerce platform for nationwide distribution of a suite of branded CBD products.
•Launched a new premium brand, Superflux, in select markets.
•Laid the groundwork for expansion of our wholesale business in 2022 and beyond.

Operational Footprint as of December 31, 2021

We and entities with which we have management services agreements have cultivating, processing & manufacturing, wholesaling, and retailing and/or distributing operations in ten states.

We own and operate 9 cultivation/manufacturing or processing facilities in eight states. Manufacturing and processing facilities are generally co-located with cultivation facilities. As of December 31, 2021, Acreage has 104,094 square feet of canopy for cannabis cultivation.

We own 27 operational dispensaries in eight states. Additionally, we have a management services agreement with an entity operating 1 dispensary. Our five dispensaries in Oregon are being divested and currently have a Management Service Agreement (“MSA”) and Letter of Intent (“LOI”).

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

In most states, Acreage’s processing facilities are co-located with its cultivation facilities. Depending on the state, these manufacturing and processing facilities primarily produce our developed “House of Brands” products under brand names such as The Botanist, Prime and Superflux, as well as licensed brands such as Canopy Growth’s Tweed. We use or plan to use a variety of extraction methods ranging from CO2 to butane to ethanol depending on the product requirements.

Wholesale

In addition to retail sales through our dispensaries, we have adopted a strategy of selling our flower and branded products in states with cultivation and processing operations and where allowable by law. We and our contractual affiliates sell branded products to licensed cannabis dispensaries in eight states. We view wholesale operations as a crucial business strategy for both cash flow generation and distribution of our developed brands for long-term brand building success. We believe our footprint affords us a competitive advantage to building long-term brand equity. We plan to increase wholesale revenue in states where we currently wholesale products and also to begin wholesale operations in new states where allowable by law.

Retail

Acreage both operates licensed retail adult-use and medicinal cannabis dispensaries and has management services agreements with licensed dispensaries and provides assistance (but does not control) such entities in exchange for fees for such services. Generally, we seek to build out as many dispensaries as we are permitted by state rules and regulations under our existing licenses and we also continually evaluate acquisition targets to expand our dispensary footprint. Additionally, we plan to relocate one dispensary in New York to a superior location, having reopened retail operations consistent with COVID guidance, and are relocating an additional dispensary in New Jersey to service the adult-use and medicinal markets. We have also negotiated LOIs to divest our retail operations in Oregon.

We design our dispensaries to provide the best possible experience to our customers. Where possible and to the extent permissible under state law, we feature our own cultivated, processed and manufactured products, but also feature other in-demand medicinal and adult-use products from other producers. Our flagship dispensary brand is The Botanist, which first launched in 2018. However, we also operate retail dispensaries under other names. In each instance, we consider whether to convert dispensaries to The Botanist brand and plan to do so where it makes sense commercially and is permissible by law. We view retail operations as one of our primary sources of cash flow for the foreseeable future.

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

Operations Summary Chart By Entity

State	Entity	Adult-Use / Medicinal	Dispensary Licenses	Cultivation / Processing / Distribution Licenses	Operational Dispensaries	Operational Cultivation / Processing Facilities
California	CWG Botanicals, Inc.[1]	Adult-Use / Medicinal	—	3	—	1
	Kanna, Inc.	Adult-Use / Medicinal	1	—	—	—
	Gravenstein Foods LLC[2]	Adult-Use / Medicinal	—	1	—	—
Connecticut	D&B Wellness, LLC	Medicinal	1	—	1	—
	Prime Wellness of Connecticut, LLC	Medicinal	1	—	1	—
	Thames Valley Apothecary, LLC	Medicinal	1	—	1	—
Illinois[3]	In Grown Farms LLC 2	Adult-Use / Medicinal	—	1	—	1
	NCC LLC	Adult-Use / Medicinal	2	—	2	—
Maine	Wellness Connection of Maine[4]	Adult-Use / Medicinal	1	—	1	—
	NPG, LLC	Adult-Use	3	1	3	1
Massachusetts[5]	The Botanist, Inc.	Adult-Use / Medicinal	2	2	2	2
New Jersey	Acreage CCF New Jersey, LLC	Medicinal	3	1	3	1
New York	NYCANNA, LLC (d/b/a The Botanist)	Medicinal	4	1	4	1
Ohio	Greenleaf Apothecaries, LLC	Medicinal	5	—	5	—
	Greenleaf Therapeutics, LLC	Medicinal	—	1	—	1
	Greenleaf Gardens, LLC	Medicinal	—	1	—	1
Oregon	HSCP Oregon, LLC[6]	Adult-Use	2	—	2	—
	22nd & Burn, Inc.[6]	Adult-Use	1	—	1	—
	The Firestation 23, Inc.[6]	Adult-Use	1	—	1	—
	East 11th, Inc.[6]	Adult-Use	1	—	1	—
Pennsylvania	Prime Wellness of Pennsylvania, LLC	Medicinal	—	1	—	1
10		Total	29	13	28	10

(1)Separate grow/process licenses.
(2)A distribution license has been issued in this U.S. state.
(3)In Grown Farms LLC 2 owns an Adult-Use/Medicinal cultivation and processing license and owns an Industrial HEMP processing license.
(4)Acreage provides goods and/or services including but not limited to financing, management, consulting and/or administrative services with these license holders to assist in the operations of their cannabis businesses.
(5)Among the two cultivation/processing/distribution licenses held in Massachusetts, one is a marijuana product manufacturer license used for the production of edibles and the other is a cultivation and product manufacturing license. We also entered into an asset purchase agreement on June 24, 2021 with a current operator in Massachusetts for the purchase of a dispensary license, an indoor cultivation license and a product manufacturing license (the “Massachusetts Transaction”). The Massachusetts transaction is scheduled to close during 2022 pending customary closing conditions.
(6)On February 5, 2021, we entered into an asset purchase agreement for the sale of four of our licenses and other assets located in Medford, Portland and Milwaukie and on September 16, 2021, we announced the sale of our four dispensaries and related licenses located in Portland, Eugene and Springfield, Oregon (the “Oregon Transactions”). The Oregon transactions are scheduled to close during 2022 pending customary closing conditions.

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

Acreage employs a focused ‘House of Brands’ approach to target specific consumer needs. Our brand development strategy includes in-house organic development where we see opportunities to add value. Acreage sells its developed, acquired, and licensed branded products in ten states, with plans to significantly increase distribution and expand form factors in 2022.

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

Prime Wellness’s high-quality products are distributed in 100% of Pennsylvania’s medical dispensaries, one of the largest medical cannabis markets in the country.

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

Due to the U.S. federal prohibition on cannabis, Acreage must source cannabis within each individual state in which it operates. While there are opportunities for centralized sourcing of some packaging materials, given each state’s unique regulatory requirements, multi-state operators do not currently have access to nationwide production solutions.

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

Human Capital

As of March 2, 2022, we had approximately 1,090 employees, 1,013 of whom were in field operations and 77 of whom were in corporate administration and management. We offer our employees opportunities to grow and develop their careers and provide them with a wide array of company paid benefits and compensation packages which we believe are competitive relative to our peers in the industry.

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

Acquisitions

As part of our strategy to deliver on our vision and mission, we may from time to time acquire entities or licenses to increase our existing presence in states where we or businesses with which we have agreements already operate or to expand our footprint into new states. The consideration we issue in connection with such acquisitions may include cash, equity in Acreage or High Street, notes payable or a mix of these forms of consideration. The following transactions were completed or entered into in 2021:

CWG Botanicals, Inc. (“CWG”)

On April 30, 2021, a subsidiary of the Company acquired 100% of CWG, an adult-use cannabis cultivation and processing operations in the state of California. The completion of this acquisition expands the Company’s footprint in California.
Greenleaf Apothecaries, LLC (“GLA”), Greenleaf Gardens, LLC (“GLG”), and Greenleaf Therapeutics, LLC (“GLT”), collectively known as “Greenleaf.”
On October 1, 2021, a subsidiary of the Company closed the acquisition of 100% the ownership interests in Greenleaf. Greenleaf consists of cannabis cultivation, processing, and dispensary operations in the state of Ohio. The completion of this acquisition establishes Acreage’s footprint in the Ohio cannabis market.

NCC Real Estate, LLC (“NCCRE”)
On March 19, 2021, a subsidiary of the Company, HSC Solutions, LLC (“HSC Solutions”) entered into an assignment of membership agreement to acquire the remaining non-controlling interests of its subsidiary, NCCRE, based primarily on the fair value of property held by NCCRE.
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

On June 24, 2020, we entered into a proposal agreement (the “Proposal Agreement”) with Canopy Growth which set out the terms and conditions upon which us and Canopy Growth were proposing to enter into an amending agreement (the “Amending Agreement”), as further amended on September 23, 2020 (the “Arrangement Agreement”) and the amendment and restatement of the plan of arrangement implemented by us on June 24, 2019 (the “Amended Plan of Arrangement”) to implement the arrangement contemplated in the Arrangement Agreement (the “Amended Arrangement”). The effectiveness of the Amending Agreement and the implementation of the Amended Plan of Arrangement was subject to the conditions set out in the Proposal Agreement, which included, among others, approval by: (i) the Supreme Court of British Columbia (the “Court”) at a hearing upon the procedural and substantive fairness of the terms and conditions of the Amended Arrangement; and (ii) our shareholders, as required by applicable corporate and securities laws. The Amended Arrangement was approved by our shareholders at our special meeting held on September 16, 2020 and a final order approving the Amended Arrangement was obtained from the Court on September 18, 2020.

Following the satisfaction of various conditions set forth in the Proposal Agreement, on September 23, 2020, we entered into the Amending Agreement with Canopy Growth and implemented the Amended Plan of Arrangement effective at 12:01 a.m. (Vancouver time) (the “Amendment Time”) on September 23, 2020 (the “Amendment Date”).

Pursuant to the Amended Plan of Arrangement, among other things, Canopy Growth made a cash payment of $37.5 million (the “Aggregate Amendment Option Payment”), to our shareholders and certain holders of securities convertible or exchangeable into our shares. Holders of our then outstanding Class A subordinate voting shares (the “SVS”), Class B proportionate voting shares (the “PVS”), Class C multiple voting shares (the “MVS”), and certain other parties, received approximately $0.30 per SVS, being their pro rata portion (on an as-converted to SVS basis) of the Aggregate Amendment Option Payment, based on the number of our outstanding shares and certain holders of securities convertible or exchangeable into our shares, as of the close of business on September 22, 2020, the record date for payment of the Aggregate Amendment Option Payment. The Aggregate Amendment Option Payment was distributed to such holders of record on or about September 25, 2020.

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

As a condition to implementation of the Amended Arrangement, an affiliate of Canopy Growth advanced the first tranche of $50 million of a loan of up to $100 million (the “Hempco Loan”) to Universal Hemp, LLC, an affiliate of the Company that operates solely in the hemp industry in full compliance with all applicable laws (“Universal Hemp”) pursuant to a secured debenture (the “Debenture”) bearing interest at a rate of 6.1% per annum and maturing 10 years from the date thereof. All interest payments made pursuant to the Debenture are payable in cash by Universal Hemp. The Debenture is not convertible and is not guaranteed by Acreage. A further $50 million advance will be made available upon satisfaction of specified conditions precedent. In accordance with the terms of the Debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. Refer to Note 5 and Note 10 of the consolidated financial statements for further discussion.

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

In the event that Floating Call Option is exercised, and Canopy Growth acquires the Floating Shares at the Acquisition Time, we will be a wholly-owned subsidiary of Canopy Growth. If Canopy Growth completes the Acquisition of the Fixed Shares but does not acquire the Floating Shares, the Floating Call Option will terminate, and the Floating Shares shall remain outstanding. In such event, the Amending Agreement provides for, among other things: (i) various Canopy Growth rights that extend beyond the Acquisition Date and continue until Canopy Growth the date (the “End Date”) Canopy Growth ceases to hold at least 35% of the issued and outstanding Acreage shares. These include, among other things, rights to nominate a majority of Acreage’s Board of Directors (the “Board”) following the Acquisition Time, and restrictions on Acreage’s ability to conduct mergers and acquisitions above certain thresholds or incur certain indebtedness without Canopy Growth’s consent.

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

Pursuant to the Amending Agreement, Acreage agreed to submit an Approved Business Plan to Canopy Growth which contains annual revenue and earnings targets for each of Acreage’s fiscal years ending on December 31, 2020 to December 31, 2029 (the “Initial Business Plan”). A number of factors may cause Acreage to fail to meet the Pro-Forma Net Revenue Targets or the Consolidated Adj. EBITDA Targets set forth in the Initial Business Plan. See “Risk Factors”. In the event that Acreage has not satisfied: (i) 90% of the Pro-Forma Net Revenue Target or the Consolidated Adj. EBITDA Target set forth in the Initial Business Plan, measured on a quarterly basis, an Interim Failure to Perform will occur and certain Austerity Measures shall become applicable. For the year ended December 31, 2021, the Company exceeded the 90% threshold for both the Pro-Forma Net Revenue Target and the Consolidated Adj. EBITDA Target set forth in the Initial Business Plan.

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

Information about Our Executive Officers

The following are the Executive Officers of our Company (as of the date of this filing):

Filippo “Peter” Caldini, Chief Executive Officer: Peter Caldini joined Acreage Holdings in December 2020 as Chief Executive Officer after serving for 18 months as the Chief Executive Officer and a director of Bespoke Capital Acquisition Corp., a cannabis-focused Special Purpose Acquisition Corporation. Mr. Caldini has over 30 years of experience building and restructuring multinational organizations around the world, with a strong emphasis in consumer healthcare and consumer packaged goods. Mr. Caldini developed extensive commercial management expertise in heavily regulated industries while at Pfizer Inc., Bayer AG and Wyeth, LLC. Mr. Caldini was the Regional President North America for Pfizer Consumer Healthcare from 2017 to 2019, where he drove brand acceleration, marketing strategy, trade execution, global e-commerce and more for the second largest OTC consumer healthcare company in the region with over U.S.$2.1 billion in net sales. Prior to that role he was the Regional President EMEA of Pfizer Consumer Healthcare from 2016 to 2017 and led the Northern European cluster from 2015 to 2016. Mr. Caldini was at Bayer from 2009 to 2014, with roles including the head of sub-region Emerging Markets EMEA, the General Manager of Bayer Consumer Care China and the head of the Nutritionals Strategic Business unit, the global leader in nutritional supplements with brands One-A-Day, Berocca, and Supradyn. From 2002 to 2009 Mr. Caldini was at Wyeth LLC where he was responsible for affiliates across LATAM and AsiaPac and also managed the Centrum brand globally. Mr. Caldini has a Masters of International Economics and Management from Bocconi University in Milan, Italy, an MBA from Northeastern University and a Bachelor of Arts in Political Science from Boston University.

Steve Goertz, Chief Financial Officer: Mr. Goertz brings more than 30 years of finance, capital markets and strategic planning experience at a variety of industries that are complimentary to the Chief Financial Officer role at Acreage. Previously Mr. Goertz served as Chief Financial Officer of SGSCO, a private equity owned global marketing services organization where he led the restructuring of the finance function and participated in the rationalization of an organization built through acquisitions. Prior to that, Mr. Goertz was the Chief Financial Officer of goeasy Ltd., a TSX-listed consumer finance company, where he co-led the transformation of the business from a hard goods retailer to a leading non-bank financial services organization. In this role, he was also responsible for the development of systems and the establishment of a risk management discipline and successfully transformed the capital structure through a series of equity and debt offering. Mr. Goertz also served in various finance and accounting roles at Sobeys, Maple Leaf Foods, and Deloitte. Prior to joining Acreage, Mr. Goertz gained considerable cannabis capital markets experience having spent the past 14 months working with Bespoke Capital Acquisition Corp, a special purpose acquisition corporation, focused on the cannabis industry in the U.S. and globally.

Robert J. Daino, Chief Operating Officer: Robert Daino is currently the Chief Operating Officer of the Company. He joined the Company in 2018 and has a proven track record of success in driving an entrepreneurial spirit into both newly created and established organizations resulting in significant growth. As an investor, advisor and eventually the CEO of Terradiol, Mr. Daino helped lead the organization through an ownership transition. Prior to Terradiol, Mr. Daino was the President & CEO of WCNY Public Media where he transformed the station into a national leader, with a unique business model, gaining public engagement from all fifty states and 17 countries. In addition, Mr. Daino created the first of its kind central casting outsourcing service which has transformed public broadcasting in the United States. As the President & CEO of Promergent, Mr. Daino built a highly successful and profitable business. Mr. Daino is a leader in providing process, change and document management software and services. Throughout his 13-year career at General Electric, Mr. Daino held a host of technical and senior management roles across the organization, leading change, growth, and top company performance. Robert will be resigning as Chief Operating Officer and his last day is expected to be March 31, 2022.

James A. Doherty, III, General Counsel and Secretary: James Doherty is currently the General Counsel and Secretary of the Company and has served in that role since November 2017. He has been recognized as a Rising Star of Young Attorneys for the Commonwealth of Pennsylvania by Philadelphia Magazine. Mr. Doherty routinely represents a variety of clients in the highly regulated gaming and casino industry. His practice also has an emphasis on professional liability, civil rights, and employment and labor disputes. Mr. Doherty also acts as special counsel to a number of public and municipal entities. Mr. Doherty maintains an active appellate practice, having successfully argued cases before the Superior Court, Commonwealth

Court and Supreme Court of Pennsylvania. Before joining Acreage, Mr. Doherty served as a law clerk for the Honorable Thomas I. Vanaskie, United States Court of Appeals for the Third Circuit and as special counsel to the Executive Director of the Pennsylvania Gaming Control Board. He was a featured speaker for the Pennsylvania Gaming Law Update Continuing Legal Education and a delegate to the General Litigation Forum. Jim is also a member of the Civil Rights Committee for the Lackawanna County Bar Association.

Katrina Yolen, Chief Marketing Officer: Katrina Yolen joined Acreage Holdings in April 2021 as the Chief Marketing Officer. Prior to that, Ms. Yolen served as the SVP of Marketing for Curaleaf where she built the marketing department and helped the company scale from 5 dispensaries in 4 states to a publicly traded company with operations in 23 states and over 90 dispensaries. Ms. Yolen is a strategic marketer with classic CPG brand management training and over 20 years of experience building brands in private equity-backed, hyper-growth, pre-IPO and public companies. She served as the VP of Marketing for Dancing Deer Baking Co., and prior to that was the Director of Marketing for Weetabix North America where she oversaw the Barbara's brand of natural cereals and snacks, Weetabix and Alpen. Ms. Yolen also held senior marketing roles in innovation for GlaxoSmithKline in the U.K. and for Kraft Foods/Nabisco. Ms. Yolen has a MBA from The Wharton School at the University of Pennsylvania and a BA from Harvard College.

Bryan Murray, EVP Government Relations: Bryan Murray joined Acreage Holdings in August 2021 as the Executive Vice President of Government Relations. Prior to joining Acreage, Mr. Murray served in various roles of increasing responsibility in Government Relations and Public Affairs at Pfizer. During his tenure at Pfizer, Mr. Murray developed the company's policy on economic and social impact in key markets as the Global Operations Lead for Public Affairs; he served as the company’s Alliance Development Manager for New York and New England and successfully mobilized local individuals, businesses, and government organizations to support healthcare legislation; and, he launched a successful campaign to support access to innovative pain therapies in the US and Canada as Director of Public Affairs. Bryan received a Bachelor of Arts from the University of Oregon in Eugene, Oregon and Master of Business Administration from Saint Leo University in Saint Leo, Florida.

Recent Appointments

Appointment of new Chief Operating Officer
Dennis Curran was appointed to the position of the Company’s Chief Operating Officer, effective March 1, 2022.

Regulatory Framework

In accordance with the Canadian Securities Administrators Staff Notice 51-352 (Revised) - Issuers with U.S. Marijuana-Related Activities (“Staff Notice 51-352”), below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where the Company is currently involved, through High Street, in the cannabis industry. High Street is, through its Subsidiaries, engaged in, or has management, consulting services or other agreements in place with license holders to assist in the manufacture, processing, sale or distribution of cannabis in the adult-use or medical cannabis marketplace in California, Connecticut, Illinois, Maine, Massachusetts, New Hampshire, New Jersey, New York, Ohio, Oregon and Pennsylvania. In accordance with Staff Notice 51-352, the Company will evaluate, monitor and reassess this disclosure, and any related risks, on an ongoing basis and the same will be supplemented and amended to investors in public filings, including in the event of government policy changes or the introduction of new or amended guidance, laws or regulations regarding cannabis regulation. Any non-compliance, citations or notices of violation which may have an impact on the Company’s license, business activities or operations will be promptly disclosed by the Company.

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

State laws that permit and regulate the production, distribution and use of cannabis for adult-use or medical purposes are in direct conflict with the CSA, which makes the production, distribution, sale, and possession of cannabis federally illegal. Although certain states and territories of the U.S. authorize medical or adult-use cannabis production, distribution, and sale by licensed or registered entities, under U.S. federal law, the possession, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal and any such acts are criminal acts under any and all circumstances under the CSA. Although the Company’s activities are believed to be compliant with applicable United States state and local law, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under United States federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

As of the date of this Annual Report on Form 10-K, medical use of cannabis is legal, with a doctor's recommendation, in thirty-seven (37) states, four (4) out of five (5) permanently inhabited U.S. territories, and the District of Columbia, with one (1) state pending enactment until a future date. Thirteen (13) other states have laws that limit THC content, for the purpose of allowing access to products that are rich in cannabidiol (CBD), a non-psychoactive component of cannabis. The recreational use of cannabis is legal in eighteen (18) states, the District of Columbia, the Northern Mariana Islands, and Guam. Another thirteen (13) states and the U.S. Virgin Islands have decriminalized its use.

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

On February 14, 2019, William Barr was confirmed as U.S. Attorney General. However, in a written response to questions from U.S. Senator Cory Booker made as a nominee, Attorney General Barr stated “I do not intend to go after parties who have complied with state law in reliance on the Cole Memo.” The Department of Justice under Mr. Barr did not take a formal position on federal enforcement of laws relating to cannabis. Mr. Barr has stated publicly that his preference would be to have a uniform federal rule against cannabis, but, absent such a uniform rule, his preference would be to permit the existing federal approach of leaving it up to the states to make their own decisions.

On March 10, 2021, Judge Merrick Garland was confirmed as U.S. Attorney General under President Biden. However, in response to questions from U.S. Senator Charles Grassley made as a nominee, Attorney General Garland stated “I do not think it the best use of the Department’s limited resources to pursue prosecutions of those who are complying with the laws in states that have legalized and are effectively regulating marijuana.” In October 2021, in a letter from U.S. Senators Booker and Elizabeth Warren to Attorney General Garland, the Senators advocated the federal decriminalization of cannabis by removing cannabis from the CSA’s list of controlled substances. To date, Attorney General Garland and the Department of Justice have not publicly responded to the Senators’ letter. Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law.

Although the Cole Memorandum remains rescinded, the sheer size of the cannabis industry, in addition to participation by state and local governments and investors, suggests that a large-scale enforcement operation would more than likely create unwanted political backlash for the DOJ. Regardless, cannabis remains a Schedule I controlled substance at the federal level, and neither the Cole Memorandum nor its rescission has altered that fact. The federal government of the United States has always reserved the right to enforce federal law in regard to the sale and disbursement of medical or adult-use cannabis, even if state law sanctioned such sale and disbursement. The Company believes, from a purely legal perspective, that the criminal risk today remains similar to the risk on January 3, 2018. It remains unclear whether the risk of enforcement has been altered. If Department of Justice policy under Attorney General Garland were to shift and the Department of Justice began to aggressively pursue financiers or owners of cannabis-related businesses, then the Company could face (i) seizure of its cash and other assets used to support or derived from its cannabis operations, (ii) the arrest of its employees, directors, officers, managers and investors, and charges of ancillary criminal violations of the CSA for aiding and abetting and conspiring to violate the CSA by virtue of providing financial support to cannabis companies that service or provide goods to state-licensed or permitted cultivators, processors, distributors, and/or retailers of cannabis, and/or (iii) the barring of its employees, directors, officers, managers and investors who are not United States citizens from entry into the United States for life. Additionally, under United States federal law, it may potentially be a violation of federal money laundering statutes for financial institutions to take any proceeds from the sale of cannabis or any other Schedule I controlled substance. Canadian banks are likewise hesitant to deal with cannabis companies, due to the uncertain legal and regulatory framework of the industry. Banks and other financial institutions, particularly those that are federally chartered in the United States, could be prosecuted and possibly convicted of money laundering for providing services to cannabis businesses. While Congress is considering legislation that may address these issues, there can be no assurance that such legislation passes.

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

Although the Cole Memorandum has been rescinded, one legislative safeguard for the medical cannabis industry, appended to federal appropriations legislation, remains in place. Currently referred to as the “Rohrabacher-Blumenauer Amendment”, this so-called “rider” provision has been appended to the Consolidated Appropriations Acts every year since fiscal year 2015. Under the terms of the Rohrabacher-Blumenauer rider, the federal government is prohibited from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. On December 20, 2019, then President Donald Trump signed the Consolidated Appropriations Act, 2020 which included the Rohrabacher-Blumenauer Amendment, which prohibits the funding of federal prosecutions with respect to medical cannabis activities that are legal under state law. On December 27, 2020, the omnibus spending bill passed including the Rohrabacher-Blumenauer Amendment, extending its application until September 30, 2021. Congress did not pass the next spending bill before the September 30, 2021 deadline, and as of the date of this filing, has still not passed an appropriations bill for Fiscal Year 2022. On December 3, 2021, President Biden signed the Further Extending Government Funding Act which included the Rohrabacher-Blumenauer amendment, extending its application through February 18, 2022. On February 8, 2022, the U.S. House of Representatives passed a stopgap appropriations bill that would extend agency funding, and the Rohrabacher-Blumenauer Amendment, until March 11, 2022. As of the date of this filing the bill had yet to be taken up by the U.S. Senate. If Congress acts as it has in prior years, it is likely pass another continuing resolution before funding expires on February 18, 2022 that will extend previous funding levels and riders through mid-March, including the Rohrabacher-Blumenauer Amendment. While there can be no assurances that the Rohrabacher-Blumenauer Amendment will be included in future appropriations bills to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law.

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

Industry Involvement	Specific Disclosure Necessary to Fairly Present all Material Facts, Risks and Uncertainties	Annual Report Cross Reference
All Issuers with U.S. Marijuana-Related Activities	Describe the nature of the Company’s involvement in the U.S. marijuana industry and include the disclosures indicated for at least one of the direct, indirect and ancillary industry involvement types noted in this table.	“Business” “Business - Regulatory Framework” “Business - United States Federal Overview”
Prominently state that marijuana is illegal under U.S. federal law and that enforcement of relevant laws is a significant risk.
“Business - Regulatory Framework”
“Business - United States Federal Overview”
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
“Business - Regulatory Framework - United States Federal Overview”
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
“Risk Factors - Risks Related to Regulatory Matters - The Company’s Business Activities are Illegal under U.S. Federal Law”
“Risk Factors - Risks Related to the Company’s Operations - Service Providers”

	Given the illegality of marijuana under U.S. federal law, discuss the Company’s ability to access both public and private capital and indicate what financing options are / are not available in order to support continuing operations.	“Risk Factors - Risks Related to the Company’s Operations - Ability to Access Public and Private Capital”
	Quantify the Company’s balance sheet and operating statement exposure to U.S. marijuana-related activities.	At the date of this Annual Report on Form 10-K, 100% of the Company’s operations are in the United States.
	Disclose if legal advice has not been obtained, either in the form of a legal opinion or otherwise, regarding (a) compliance with applicable state regulatory frameworks and (b) potential exposure and implications arising from U.S. federal law.	The Company and its Subsidiaries have obtained legal advice regarding (a) compliance with applicable state regulatory frameworks, and (b) potential exposure and implications arising from U.S. federal law.

Industry Involvement	Specific Disclosure Necessary to Fairly Present all Material Facts, Risks and Uncertainties	Annual Report Cross Reference
U.S. Marijuana Issuers with direct involvement in cultivation or distribution	Outline the regulations for U.S. states in which the Company operates and confirm how the Company complies with applicable licensing requirements and the regulatory framework enacted by the applicable U.S. state.
“Business”
“Business - State-Level Overview & Compliance Summary”
“Business - The Regulatory Landscape on a U.S. State Level - California”
“Business - The Regulatory Landscape on a U.S. State Level - Connecticut”
“Business - The Regulatory Landscape on a U.S. State Level - Illinois”
“Business - The Regulatory Landscape on a U.S. State Level - Maine”
“Business - The Regulatory Landscape on a U.S. State Level - Massachusetts”
“Business - The Regulatory Landscape on a U.S. State Level - New Jersey”
“Business - The Regulatory Landscape on a U.S. State Level - New York”
“Business - The Regulatory Landscape on a U.S. State Level - Ohio”
“Business - The Regulatory Landscape on a U.S. State Level - Oregon”
“Business - The Regulatory Landscape on a U.S. State Level - Pennsylvania”

	Discuss the Company’s program for monitoring compliance with U.S. state law on an ongoing basis, outline internal compliance procedures and provide a positive statement indicating that the Company is in compliance with U.S. state law and the related licensing framework. Promptly disclose any non-compliance, citations or notices of violation which may have an impact on the Company’s license, business activities or operations.	“Business - State-Level Overview & Compliance Summary”

Industry Involvement	Specific Disclosure Necessary to Fairly Present all Material Facts, Risks and Uncertainties	Annual Report Cross Reference
U.S. Marijuana Issuers with indirect involvement in cultivation or distribution	Outline the regulations for U.S. states in which the Company’s investee(s) operate.
“Business - The Regulatory Landscape on a U.S. State Level - California”
 “Business - The Regulatory Landscape on a U.S. State Level - Maine”
 “Business - The Regulatory Landscape on a U.S. State Level - Massachusetts”
 “Business - The Regulatory Landscape on a U.S. State Level - New Jersey”
 “Business - The Regulatory Landscape on a U.S. State Level - Ohio”

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
“Business - The Regulatory Landscape on a U.S. State Level - California”
“Business - The Regulatory Landscape on a U.S. State Level - Maine”
“Business - The Regulatory Landscape on a U.S. State Level - Massachusetts”
“Business - The Regulatory Landscape on a U.S. State Level - New Jersey”
“Business - The Regulatory Landscape on a U.S. State Level - Ohio”

U.S. Marijuana Issuers with material ancillary involvement	Provide reasonable assurance, through either positive or negative statements, that the applicable customer’s or investee’s business is in compliance with applicable licensing requirements and the regulatory framework enacted by the applicable U.S. state.
“Business - The Regulatory Landscape on a U.S. State Level - Maine”
“Business - The Regulatory Landscape on a U.S. State Level - Massachusetts”
“Business - The Regulatory Landscape on a U.S. State Level - New Jersey”
“Business - The Regulatory Landscape on a U.S. State Level - Ohio”

In accordance with Staff Notice 51-352, the Company will evaluate, monitor and reassess the foregoing disclosure, and any related risks, on an ongoing basis and any supplements or amendments hereto will be reflected in, and provided to, investors in public filings of the Company, including in the event of government policy changes or the introduction of new or amended guidance, laws or regulations regarding cannabis regulation. Any non-compliance, citations or notices of violation which may have an material impact on any subsidiary’s licenses, business activities or operations will be promptly disclosed by the Company.
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

State	Entity	Adult-Use / Medicinal	Direct / Indirect / Ancillary	Dispensary Licenses	Cultivation / Processing / Distribution License	Operational Dispensaries	Operational Cultivation / Processing Facilities
California	CWG Botanicals, Inc.[1]	Adult-Use / Medicinal	Direct	—	3	—	1
	Kanna, Inc.	Adult-Use / Medicinal	Direct	1	—	—	—
	Gravenstein Foods LLC[2]	Adult-Use / Medicinal	Direct	—	1	—	—
Connecticut	D&B Wellness, LLC	Medicinal	Direct	1	—	1	—
	Prime Wellness of Connecticut, LLC	Medicinal	Direct	1	—	1	—
	Thames Valley Apothecary, LLC	Medicinal	Direct	1	—	1	—
Illinois[3]	In Grown Farms LLC	Adult-Use / Medicinal	Direct	—	1	—	1
	NCC LLC	Adult-Use / Medicinal	Direct	2	—	2	—
Maine	Wellness Connection of Maine[4]	Adult-Use / Medicinal	Ancillary	1	—	1	—
	NPG LLC	Adult-Use	Direct	3	1	3	1
Massachusetts[5]	The Botanist, Inc.	Adult-Use / Medicinal	Direct	2	2	2	2
New Jersey	Acreage CCF New Jersey, LLC	Medicinal	Direct	3	1	3	1
New York	NYCANNA, LLC (d/b/a The Botanist)	Medicinal	Direct	4	1	4	1
Ohio	Greenleaf Apothecaries, LLC	Medicinal	Direct	5	—	5	—
	Greenleaf Therapeutics, LLC	Medicinal	Direct	—	1	—	1
	Greenleaf Gardens, LLC	Medicinal	Direct	—	1	—	1
Oregon	HSCP Oregon, LLC[6]	Adult-Use	Direct	2	—	2	—
	22nd & Burn, Inc.[6]	Adult-Use	Direct	1	—	1	—
	The Firestation 23, Inc.[6]	Adult-Use	Direct	1	—	1	—
	East 11th, Inc.[6]	Adult-Use	Direct	1	—	1	—
Pennsylvania	Prime Wellness of Pennsylvania, LLC	Medicinal	Direct	—	1	—	1

(1)Separate grow/process licenses.
(2)A distribution license has been issued in this U.S. state.
(3)In Grown Farms LLC 2 owns an Adult-Use/Medicinal cultivation and processing license and owns an Industrial HEMP processing license.
(4)Acreage provides goods and/or services including but not limited to financing, management, consulting and/or administrative services with these license holders to assist in the operations of their cannabis businesses.
(5)Among the two cultivation/processing/distribution licenses held in Massachusetts, one is a marijuana product manufacturer license used for the production of edibles and the other is a cultivation and product manufacturing license. We also entered into an asset purchase agreement on June 24, 2021 with a current operator in Massachusetts for the purchase of a dispensary license, an indoor cultivation license and a product manufacturing license (the “Massachusetts Transaction”). The Massachusetts transaction is scheduled to close during 2022 pending customary closing conditions.
(6)On February 5, 2021, we entered into an asset purchase agreement for the sale of four of our licenses and other assets located in Medford, Portland and Milwaukie and on September 16, 2021, we announced the sale of our four dispensaries and related licenses located in Portland, Eugene and Springfield, Oregon (the “Oregon Transactions”). The Oregon transactions are scheduled to close during 2022 pending customary closing conditions.

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

Acreage is classified as having a “direct,” “indirect” and “ancillary” involvement in the United States cannabis industry and it, each of its subsidiaries and, to the best of its knowledge, each entity through which it has ancillary involvement in the United States cannabis industry, is in compliance with applicable United States state law and related licensing requirements and the regulatory framework enacted by each of the states in which it has operations. The Company is not subject to any citations or notices of violation with applicable licensing requirements and the regulatory frameworks which may have a material impact on its licenses, business activities or operations. The Company uses reasonable commercial efforts to ensure that its business is in compliance with applicable licensing requirements and the regulatory frameworks enacted by each state, through the advice of its Director of Legal Compliance, and its Director of Operational Compliance, who monitor and review its business practices and changes to U.S. federal and state enforcement priorities and rules. The Company’s General Counsel and his legal team work with external legal counsel to ensure that the Company is in on-going compliance with applicable state law. These advisors have provided legal advice to the subsidiaries regarding, among other things, (a) compliance with applicable state regulatory frameworks, and (b) potential exposure and implications arising from U.S. federal law. In addition, the Company has designated individuals with responsibility for overseeing day-to-day compliance at each facility in which the Company maintains operational control.
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
The Company has a commitment to training its personnel on the relevant issues in order to facilitate its overall compliance effort. The Company’s training program includes, among other items, the following topics:
•importance of compliance with state and local laws;
•dispensing procedures;
•patient privacy;
•security and safety policies and procedures;
•inventory control;
•quality control;
•cash management and control; and
•transportation procedures.
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

California Licenses

Although vertical integration across multiple license types is allowed under the state regulations, it is not required. CWG Botanicals, Inc. (“CWG”), a subsidiary of the Company, holds three licenses in California and has received local approval to operate under such licenses. CWG holds cultivation/grow, manufacturing and distribution licenses. The manufacturing license is denoted as a Type 7 which provides CWG the authorization to manufacture cannabis products using volatile solvent as well as non-volatile extraction methods. Each license issued gives CWG the ability to operate as a medical and adult-use provider. Gravenstein Foods LLC (“Gravenstein”), a subsidiary of the Company, holds a temporary manufacturing license. The manufacturing license is denoted as a Type 6 which provides Gravenstein the authorization to manufacture cannabis products using only non-volatile extraction methods. On July 15, 2019, Kanna, Inc. (“Kanna”), a subsidiary of the Company, was awarded an Adult-Use and Medicinal - Retailer Provisional License, which allows Kanna to open a dispensary and was awarded an Adult-Use and Medicinal - Retailer Provisional License, which allows Kanna to open a dispensary.

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

The below table lists the licenses issued to CWG, Gravenstein, and Kanna, Inc.:

Subsidiary	License Number	City	Expiration Date	Description
CWG Botanicals, Inc.	CCL18-0000104	Oakland	4/17/2022	Grow
CWG Botanicals, Inc.	CDPH- 10002775	Oakland	4/24/2022	Manufacturing
CWG Botanicals, Inc.	C11-0000434-LIC	Oakland	6/19/2022	Distribution
Gravenstein Foods LLC	CDPH-10003051	Oakland	5/1/2022	Manufacturing
Kanna, Inc.	C10-0000419-LIC	Oakland	7/14/2022	Retailer

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

On June 22, 2021, Connecticut passed legislation legalizing the adult-use of cannabis. The state aims to commence retail sales of cannabis by the end of 2022.

Connecticut Licenses

The CT DCP is responsible for the CT Program and is authorized to issue dispensary and producer/grower licenses.

The table below lists the licenses issued to the Company’s indirect subsidiaries operating in Connecticut:

Subsidiary	License number	City	Expiration Date	Description
D&B Wellness, LLC	MMDF.0000003	Danbury	5/13/2022	Dispensary Facility
Prime Wellness of Connecticut, LLC	MMDF.0000004	South Windsor	4/10/2023	Dispensary Facility
Thames Valley Apothecary, LLC	MMDF.0000005	Uncasville	4/15/2023	Dispensary Facility

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

The table below lists the licenses issued to the subsidiaries:

Subsidiary	License number	City	Expiration	Description
NCC LLC	DISP.000024	Rolling Meadows	1/22/2023	Medical Cannabis Dispensary Facility
NCC LCC	AUDO.000050	Rolling Meadows	3/31/2022	Registered Adult Use Dispensing Organization
IGF	1503060729	Freeport	3/9/2022	Medical Cannabis Cultivation/Processing Facility
IGF	1503060729-EA	Freeport	3/31/2022	Early Approval Adult Use Cultivation
NCC LLC	AUDO.000064	Chicago	3/31/2022	Registered Adult Use Dispensing Organization
IGF	1204-321	Freeport	12/31/2022	Industrial Hemp Processor

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

Northeast Patient Group d/b/a Wellness Connection of Maine (“WCM”), a contractual party and debtor of the Company, held four of the eight vertically integrated dispensary certificates of registration. Three out of these four locations in Maine have been converted to adult-use and are owned directly by a subsidiary of Acreage.

The table below lists the certificates issued to WCM and our subsidiary:

MSA Party	Certificate of Registration	City	Expiration Date	Description
WCM	DSP108	Brewer	6/15/2022	Dispensary

Subsidiary	License number	City	Expiration	Description
NPG LLC	AMS338	South Portland	11/22/2022	Adult Use Dispensary
NPG LLC	AMS335	Gardiner	4/30/2022	Adult Use Dispensary
NPG LLC	MJ-002780-2020	Portland	6/15/2022	Adult Use Dispensary
NPG LLC	ACD334, AMF330	Auburn	10/20/2022	Cultivation and Manufacturing Facility

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

The table below lists the licenses issued to the subsidiaries and entities operating in Massachusetts with which the Company has a consulting services agreement:

Subsidiary	License Number	City	Expiration Date	Description
The Botanist, Inc.	RMD-905	Sterling	6/5/2022	MTC Cultivation/Processing
The Botanist, Inc.	RMD-905	Worcester	7/22/2022	MTC Dispensary
The Botanist, Inc.	MP281672	Leominster	6/23/2022	RMD - Marijuana Product Manufacturer - Kitchen
The Botanist, Inc.	RMD-1225	Shrewsbury	6/6/2022	RMD Dispensary

Our Shrewsbury and Worcester locations presently operate as adult-use dispensaries.

On June 24, 2021 we entered into an asset purchase agreement with a current operator in Massachusetts for the purchase of a dispensary license, an indoor cultivation license and a product manufacturing license, or the Massachusetts Transaction. The Massachusetts transaction is scheduled to close during 2022 pending customary closing conditions.

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
•Sharing the marijuana establishment's security plan and procedures with law enforcement authorities and fire services and periodically updating law enforcement authorities and fire services if the plans or procedures are modified in a material way; and
•Marijuana must be stored in special limited access areas, and alarm systems must meet certain technical requirements, including the ability to record footage to be retained for at least 90 days.

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

On August 19, 2021, the CRC adopted its initial rules for adult use of cannabis in New Jersey, which are effective for one year ending on August 19, 2022. The rules focus on the application process and the requirements for owning and operating a cannabis business. Additional rules will be fleshed out through the normal regulatory rule making process during 2022.

Acreage CCF New Jersey, LLC (“CCF”) is a vertically integrated medical cannabis operator in New Jersey with licenses to conduct growing, processing, wholesale, and dispensary operations.in Egg Harbor, New Jersey. On October 4, 2013, the New Jersey Department of Health issued CCF a license to operate its facilities. The license has been renewed without issue. On June 26, 2020 we closed on the purchase of CCF and it is currently a wholly-owned subsidiary.

The table below lists the permit issued to CCF:

MSA Party	Permit Number	City	Expiration Date	Description
CCF	10042013	Egg Harbor	12/31/2022	Cultivate and Dispense
CCF	10042013	Atlantic City	12/31/2022	Dispense
CCF	10042013	Williamstown	12/31/2022	Dispense

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

On March 31, 2021, New York approved the Marijuana Regulation and Taxation Act (the “MRTA”) into law, legalizing adult-use cannabis in the state and establishing a regulatory framework. Regulatory oversight of medical cannabis is planned to be transferred to Office of Cannabis Management and the CCA to be repealed and replaced by MRTA’s medical provisions.

New York Licenses

The New York Department of Health (“NYDOH”) has issued licenses to ten registered organizations which hold vertically integrated licenses. Each registered organization has one cultivation/processing license and four dispensary licenses.

The table below lists the licenses approved to be issued to NYCANNA, LLC (“NYCANNA”), an indirect subsidiary of the Company:

Subsidiary	License number	City	Expiration Date	Description
NYCANNA, LLC	MM0601M	Dewitt	7/31/2023	Cultivation and Manufacturing
NYCANNA, LLC	MM0602D	Jamaica	7/31/2023	Acquiring possession, sale, transporting, distributing and dispensing medical marijuana
NYCANNA, LLC	MM0603D	Farmingdale	7/31/2023	Acquiring possession, sale, transporting, distributing and dispensing medical marijuana
NYCANNA, LLC	MM0604D	Buffalo	7/31/2023	Acquiring possession, sale, transporting, distributing and dispensing medical marijuana
NYCANNA, LLC	MM0605D	Wallkill	7/31/2023	Acquiring possession, sale, transporting, distributing and dispensing medical marijuana

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

The table below lists the licenses issued to GLA, GLT and GLG:

MSA Party	License Number	City	Expiration Date	Description
GLA	MMD.0700080	Akron	7/31/2023	Dispensary Facility
GLA	MMD.0700042	Cleveland	7/31/2023	Dispensary Facility
GLA	MMD.0700004	Canton	7/31/2023	Dispensary Facility
GLA	MMD.0700083	Wickliffe	7/31/2023	Dispensary Facility
GLA	MMD.0700043	Columbus	7/31/2023	Dispensary Facility
GLT	MMCPP00064	Middlefield	2/3/2023	Processing
GLG	MMCPC00143	Middlefield	12/3/2022	Cultivation

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

The Company completed the purchases of GLA, GLT and GLG on October 1, 2021.

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

The table below lists the licenses issued to Acreage’s indirect subsidiaries operating in Oregon:

Subsidiary	License Number	City	Expiration Date	Description
East 11th Incorporated	1004151A29E	Eugene	1/2/2023	Dispensary Facility
22nd and Burn Inc.	100400192AC	Portland	12/30/2022	Dispensary Facility
The Firestation 23 Inc.	1003660E75D	Portland	1/3/2023	Dispensary Facility
HSCP Oregon, LLC	1004152E8C9	Springfield	1/9/2023	Dispensary Facility
HSCP Oregon, LLC	020-1003642197C	Medford	6/4/2022	Producer License
HSCP Oregon, LLC	10026747951	Portland	3/9/2023	Dispensary Facility
HSCP Oregon, LLC	101606697F1	Milwaukie	5/19/2022	Processor
HSCP Oregon, LLC	1016067C48D	Milwaukie	5/19/2022	Wholesaler

On February 5, 2021, we entered into an asset purchase agreement for the sale of four of our licenses and other assets located in Medford, Portland and Milwaukie held by HSCP Oregon, LLC and on September 16, 2021, we announced the sale of our four dispensaries and related licenses located in Portland, Eugene and Springfield (the “Oregon Transactions”). The Oregon transactions are scheduled to close during 2022 pending customary closing conditions.

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

The table below lists the permit issued to Prime Wellness of Pennsylvania LLC (“PWPA”), an indirect Subsidiary of the Company.

Subsidiary	Permit	City	Expiration Date	Description
Prime Wellness of Pennsylvania LLC	GP- 1005-17	Sinking Spring	6/20/2022	Grow/Processing Facility

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

On March 10, 2021, Judge Merrick Garland was confirmed as U.S. Attorney General under President Biden. However, in response to questions from U.S. Senator Charles Grassley made as a nominee, Attorney General Garland stated “I do not think it the best use of the Department’s limited resources to pursue prosecutions of those who are complying with the laws in states that have legalized and are effectively regulating marijuana.” In October 2021, in a letter from U.S. Senators Booker and Elizabeth Warren to Attorney General Garland, the Senators advocated the federal decriminalization of cannabis by removing cannabis from the CSA’s list of controlled substances. To date, Attorney General Garland and the Department of Justice have not publicly responded to the Senators’ letter. Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law.

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

Risks Related to the Company’s Operations

Our Results of Operations May Continue to be Negatively Impacted by the COVID-19 Outbreak

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in Wuhan, China. Since then, it has spread globally. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic.

In response to the outbreak, governmental authorities in the United States, Canada and internationally introduced various recommendations and measures to try to limit the pandemic, including travel restrictions, border closures, non-essential business closures, quarantines, self-isolations, shelters-in-place and social distancing. The COVID-19 outbreak and the response of governmental authorities to try to limit it are having a significant impact on the private sector and individuals, including unprecedented business, employment and economic disruptions. The continued spread of COVID-19 in the United States, Canada and globally could continue to have an adverse impact on our business, operations and financial results, including through disruptions in our cultivation and processing activities, supply chains and sales channels, as well as a deterioration of general economic conditions including a possible national or global recession. Shelter-in-place orders and social distancing practices designed to limit the spread of COVID-19 may affect our retail business. Due to the uncertainties associated with this pandemic, including the impact of variants such as Delta and Omicron, it is not possible to estimate its impact on our business, operations or financial results; however, the impact could be material. We own a cultivational, processing and wholesale license and lease a property in Medford, Oregon and in part as a response to the COVID-19 pandemic, we temporarily halted cultivation/processing operations in Oregon during 2020 and we cannot predict if closure of operations may be required again in the future.

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

Talent Pool

As the Company, High Street and the Subsidiaries grow, they will need to hire additional human resources to continue to develop their businesses. However, experienced talent in the areas of medical cannabis research and development, growing cannabis and extraction is difficult to source, and there can be no assurance that the appropriate individuals will be available or affordable. Additionally, we have incurred and expect to continue to incur increased labor costs and experience staffing challenges, including without limitation those related to COVID-19, the extent of which will depend on the severity and duration of the pandemic and ancillary impacts on the economy and labor market, among other things. Without adequate personnel and expertise, the growth of the business of the Company, High Street or the Subsidiaries may suffer. There can be no assurance that any of the Company, High Street or the Subsidiaries will be able to effectively manage growth, and any failure to do so could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company, High Street or the Subsidiaries.

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

Internal Controls

Effective internal controls are necessary for the Company to provide reliable financial reports and to help prevent fraud. Although the Company will implement a number of safeguards in efforts to ensure the reliability of its financial reports, including those imposed on the Company under U.S. and Canadian laws, including the Sarbanes-Oxley Act of 2002, the Company cannot be certain that such measures will ensure that the Company will maintain adequate control over financial reporting. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s ability to meet its reporting obligations. If the Company or its auditors discover a material weakness, as we reported in Item 9A. of this Form 10-K, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in the Company’s consolidated financial statements and adversely affect the trading price of the Fixed Shares and Floating Shares.

We are exposed to potential risks from legislation requiring companies to evaluate internal controls under Section 404(a) of the Sarbanes-Oxley Act of 2002. As an emerging growth company, we will be exempt from auditor attestation requirements concerning any such report so long as we are an emerging growth company. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Refer to Item 9A. Controls and Procedures for further discussion.

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

As reflected in the Company’s audited consolidated financial statements for the year ended December 31, 2021 (the “Consolidated Financial Statements”), the Company had an accumulated deficit and a negative net working capital (current liabilities greater than current assets) as of December 31, 2021, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

However, management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date of the financial statements included herein were first made available has been alleviated due to, but not limited to, (i) access to future capital commitments, (ii) continued sales growth from the Company’s consolidated operations, (iii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iv) restructuring plans that have already been put in place to improve the Company’s profitability, (v) the AFC-VRT credit facilities (refer to Note 10 of the Consolidated Financial Statements for further discussion), and (vi) the anticipated Non-Core Divestitures (refer to Note 3 of the Consolidated Financial Statements for further discussion), as well as access to the U.S. public equity markets as a result of our current S-3 filing.

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

Cash Flow From Operations

During the year ended December 31, 2021, the Company sustained net losses from operations and had negative cash flow from operating activities. As of December 31, 2021, the Company’s accumulated deficit was approximately $538.2 million. Additionally, as of December 31, 2021, the Company’s cash and cash equivalents and restricted cash was approximately $44.3 million. See “Sufficiency of Capital”.

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

The Company could fail to receive the necessary regulatory approval to complete the Acquisition to complete the Acquisition

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

The Canopy Growth Shares to be received by shareholders as a result of the Acquisition will have different rights from the Fixed Shares and the Floating Shares

Following completion of the Acquisition, shareholders will no longer be shareholders of the Company, a corporation governed by the Business Corporations Act (British Columbia), but will instead be shareholders of Canopy Growth, a corporation governed by the Canada Business Corporations Act (Canada) (“CBCA”). There may be important differences between the current rights of shareholders and the rights to which such shareholders will be entitled as shareholders of Canopy Growth under the CBCA and Canopy Growth’s constating documents.

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

Because cannabis remains illegal under United States federal law, those investing in Canadian companies with operations in the United States cannabis industry could face detention, denial of entry or lifetime bans from the United States for their business associations with United States cannabis businesses. Entry happens at the sole discretion of U.S. Customers and Border Protection (“CBP”) officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a non-United States citizen or foreign national. The government of Canada warns travelers on its website that previous use of cannabis, or any substance prohibited by United States federal laws, could mean denial of entry to the United States. Business or financial involvement in the cannabis industry in the United States could also be reason enough for United States border guards to deny entry. On September 21, 2018, CBP released a statement outlining its current position with respect to enforcement of the laws of the United States. It stated that Canada’s legalization of cannabis will not change CBP enforcement of United States laws regarding controlled substances and because cannabis continues to be a controlled substance under United States law, working in or facilitating the proliferation of the legal cannabis industry in U.S. states where it is deemed legal may affect admissibility to the United States. On October 9, 2018, CBP released an additional statement regarding the admissibility of Canadian citizens working in the legal cannabis industry. CBP stated that a Canadian citizen working in or facilitating the proliferation of the legal cannabis industry in Canada coming into the United States for reasons unrelated to the cannabis industry will generally be admissible to the United States; however, if such person is found to be coming into the United States for reasons related to the cannabis industry, such person may be deemed inadmissible. As a result, CBP has affirmed that, employees, directors, officers, managers and investors of companies involved in business activities related to cannabis in the United States who are not United States citizens face the risk of being barred from entry into the United States for life.

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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters are located at 450 Lexington Ave, #3308, New York, New York, 10163. The following table sets forth our owned and leased locations by geographic location as of December 31, 2021. The Company has entered into sale-and-leaseback transactions with GreenAcreage Real Estate Corp. and will continue to enter into such transactions with real estate investment trusts when deemed beneficial to the Company’s strategy. As a result, the Company’s real estate profile may continue to shift to leased properties.
The tables and footnotes below summarize the Company’s real estate profile as of December 31, 2021:
Retail Facilities:

Regions	Operational	In Development	Owned	Leased
New England
Connecticut	3	—	—	3
Maine(1)	4	—	3	1
Massachusetts	2	—	—	2
Mid-Atlantic
New Jersey	3	—	—	3
New York	4	—	—	4
Midwest
Illinois	2	—	1	1
Ohio	5	—	—	5
West
Oregon	5	—	—	5
Total	28	—	4	24
(1)Acreage provides services including but not limited to financing, management, consulting and/or administrative services with these license holders to assist in the operations of their cannabis businesses.

Cultivation/Processing Facilities

Regions	Operational	In Development	Owned	Leased
New England
Maine(1)	1	—	—	1
Massachusetts	2	—	—	2
Mid-Atlantic
New Jersey	1	—	—	1
New York	1	—	—	1
Pennsylvania	1	—	—	1
Midwest
Illinois	1	—	1	—
Ohio	2	—	2	—
West
California	1	—	—	1
Total	10	—	3	7

(1)Acreage provides services including but not limited to financing, management, consulting and/or administrative services with these license holders to assist in the operations of their cannabis businesses.

Item 3. Legal Proceedings.
EPMMNY

On November 2, 2018, EPMMNY LLC (“EPMMNY”) filed a complaint in the Supreme Court of the State of New York, County of New York, asserting claims against 16 defendants, including NYCANNA, Impire State Holdings LLC, NY Medicinal Research & Caring, LLC (each, a wholly-owned subsidiary of High Street) and High Street. The Index Number for the action is 655480/2018. EPMMNY alleges that it was wrongfully deprived of a minority equity interest and management role in NYCANNA by its former partner, New Amsterdam Distributors, LLC, which attempted to directly or indirectly sell or transfer EPMMNY’s alleged interest in NYCANNA to other entities in 2016 and 2017, including Impire, NYMRC and High Street. EPMMNY alleges that it is entitled to the value of its alleged minority interest in NYCANNA or minority ownership in NYCANNA. EPMMNY also alleges that certain defendants misused its alleged intellectual property and/or services, improperly solicited its employees, and aided and abetted or participated in the transfer of equity and/or business opportunities from EPMMNY. High Street intends to vigorously defend this action, which the Company firmly believes is without merit. EPMMNY alleges that it was improperly deprived of its equity stake in NYCANNA before NYCANNA was acquired by High Street. High Street is also entitled to full indemnity from the claims asserted against it by EPMMNY pursuant to the purchase agreement pertaining to its acquisition of NYCANNA and personal guarantee by the largest shareholders of the seller. The defendants filed a motion to dismiss on April 1, 2019. The motion was fully briefed and submitted to the Court on July 18, 2019, and oral argument was heard on September 6, 2019. The motion remains pending before the Court. A Special Referee hearing relating to the motion to dismiss has been re-scheduled for May 2022. The plaintiff also filed a motion seeking a preliminary injunction of any transfer of our assets. This motion was fully briefed, and we are awaiting the court’s decision.

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

Following the parties’ entering into a Memorandum of Understanding (MOU) on proposed settlement terms that would settle each of the matters listed above, the parties have now reached a final confidential settlement agreement. Accordingly, all of the matters have been dismissed.

Compass Neuroceuticals

In February 2021, a JAMS arbitration was initiated in Atlanta by Acreage Georgia LLC (“Acreage Georgia”) against its former consultant, Compass Neuroceuticals, Inc. (“Compass”), stemming from Compass’ breach of the consulting agreement entered into between the parties in June 2019, related to the preparation of an application for a Class 1 cultivation license in Georgia. Acreage Georgia is seeking approximately $1,000, plus attorney’s fees and costs. Compass has filed a counterclaim for breach in the $9,000 range. A final arbitration hearing took place in Atlanta from September 20 to September 23, 2021, and an interim relief award was awarded in Acreage Georgia’s favor on December 13, 2021. A subsequent hearing took place on February 9, 2022 to determine the amount of damages and attorney’s fees to which Acreage Georgia is entitled as the prevailing party. The parties are awaiting the arbitrator’s final decision.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company has three classes of issued and outstanding shares: Class E subordinate voting shares (“Fixed Shares”), the Class D subordinate voting shares (“Floating Shares”) and the Class F multiple voting shares. The Company’s Fxied Shares and Floating Shares are listed on the Canadian Securities Exchange under the symbols “ACRG.A.U” and “ACRG.B.U”, respectively, quoted on the OTCQX under the symbols “ACRHF” and “ACRDF”, respectively, and traded on the Frankfurt Stock Exchange under the symbols “0VZ1” and “0VZ2”, respectively.

Holders

As of March 4, 2022, there were 746 holders of record of the Fixed Shares and 746 holders of record of the Floating Shares, including CDS & Co. and Cede & Co., which are the nominees for holding shares on behalf of brokerage firms in Canada and the U.S., respectively, each as a single holder of record.

Item 6. Reserved.
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
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview—This section provides a general description of the Company’s businesses, its strategic objectives, as well as developments that occurred during the years ended December 31, 2021 and 2020 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the years ended December 31, 2021, 2020 and 2019. This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the years ended December 31, 2021, 2020 and 2019, as well as a discussion on the Company’s outstanding debt and commitments that existed as of December 31, 2021. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
•Critical Accounting Policies and Estimates—This section provides a summary of the estimates and assumptions management believes could have a significant impact on our financial statements. For a summary of our significant accounting policies, refer to Note 2 of the Consolidated Financial Statements for further discussion.

Overview
Acreage, a vertically integrated, multi-state operator of cannabis licenses and assets in the U.S, was continued into the Province of British Columbia under the Business Corporations Act (British Columbia). Acreage Fixed Shares and Floating Shares (as such terms are defined at Note 13 of the audited consolidated financial statements) are each listed on the Canadian Securities Exchange under the symbols “ACRG.A.U” and “ACRG.B.U”, respectively, and are quoted on the OTCQX® Best Market by OTC Markets Group under the symbols “ACRHF” and “ACRDF”, respectively and on the Open Market of the Frankfurt Stock Exchange under the symbols “0VZ1” and “0VZ2”, respectively. Acreage operates through its consolidated subsidiary High Street Capital Partners, LLC (“HSCP”), a Delaware limited liability company. HSCP, which does business as “Acreage Holdings”, was formed on April 29, 2014. The Company became an indirect parent of HSCP on November 14, 2018 in connection with a reverse takeover (“RTO”) transaction. The Company’s operations include (i) cultivating cannabis plants, (ii) manufacturing branded consumer products, (iii) distributing cannabis flower and manufactured products, and (iv) retailing high-quality, effective and dosable cannabis products to consumers. The Company appeals to medical and adult-use customers through brand strategies intended to build trust and loyalty.

As of December 31, 2021, Acreage owned and operated a total of 27 dispensaries - 5 dispensaries in Oregon, 4 in New York, 3 in New Jersey, 3 in Connecticut, 2 in Massachusetts, 2 in Illinois, 5 in Ohio, and 3 in Maine. Acreage also operated 1 dispensary in Maine under a managed services agreement. As of December 31, 2021, Acreage owned and operated a total of 9 cultivation and processing facilities, 1 each in California, Illinois, Maine, Massachusetts, New Jersey, New York, Pennsylvania and 2 in Ohio.
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
Strengthening the Balance Sheet: Strengthening the balance sheet is key to both providing the Company with the necessary capital to achieve its operational plans and building shareholder confidence. The Company has worked to ensure that sufficient capital is available when needed. Going forward, the Company will monitor the capital markets and utilize opportunities to access both debt or equity when it is necessary and advantageous to do so.
Accelerating Growth in Core Markets: Through prior acquisitions and capital expenditures, management believes Acreage is well positioned for future success in several key markets as regulations regarding the use of cannabis continue to evolve. The Company will continue to focus its growth on its core markets where it can take advantage of and expand on the presence already established.
Highlights from the year ended December 31, 2021:
•The Company achieved total consolidated revenue growth of 65% as compared with the year ended December 31, 2020.
•Adjusted EBITDA for the year ended December 31, 2021 was $24.6 million compared to an adjusted EBITDA loss of $29.5 million during the same period in 2020. This marks the fourth consecutive quarter of positive adjusted EBITDA and the first fiscal year of positive adjusted EBITDA since the RTO transaction, further validating management's refocused strategic plan. Refer to section “Non-GAAP Information” in this Item 7 for discussion of Adjusted EBITDA as a non-GAAP measure.
•The Company secured a $150,000 senior secured credit facility, consisting of a $75,000 initial draw, a $25,000 delayed draw, and an additional $50,000 committed accordion facility.
•The Company completed the acquisition of 100% of Greenleaf Apothecaries, LLC, Greenleaf Therapeutics, LLC and Greenleaf Gardens, LLC, collectively “Greenleaf, an operator of cultivation, processing and retail facilities in Ohio, expanding the Company’s footprint into a strategic core state.
•The Company completed the acquisition of 100% of CWG Botanicals, Inc. (“CWG”), an adult-use cannabis cultivation and processing operations in the state of California.

•The Company completed the sale of its operations in Florida for aggregate proceeds of $60.0 million, furthering the Company’s overall strategy to focus on core states. The proceeds from the sale, along with certain restricted cash, were used to strengthen the Company’s balance sheet, including the reduction of external debt by $46.3 million.
•The Company completed the sale of Maryland Medicinal Research & Caring, LLC (“MMRC”) for an aggregate sale price of $1.5 million, which is consistent with the Company’s overall strategy to focus on its core states.
•Hurricane Ida caused extensive damage to the Company’s cultivation facility located in Sewell, New Jersey, which was nearing the completion of its construction. As a result, the Company wrote off the value of the capital assets at the Sewell, New Jersey locations and incurred a one-time charge of $2.1 million, net of insurance proceeds.
•The Company opened its third New Jersey based The Botanist dispensary in Williamstown, New Jersey.
•The Company received an interim relief award in Acreage Georgia’s favor during arbitration related to the Compass Neuroceuticals Litigation. A subsequent hearing occurred in February, 2022, and the company is waiting on the final determination of the award amount.
•The Company entered into a definitive agreement and management services agreements to sell, upon regulatory approval, four retail dispensaries in Oregon for total consideration of $6.5 million.
•The Company agreed to sell its dispensary in Powell, Oregon and its cultivation and processing facility in Medford, Oregon.
•The Company reached an agreement with Medterra CBD, LLC, one of the largest CBD companies in the industry, that will allow Acreage Holdings to tap into Medterra’s innovation pipeline, high-quality CBD, and significant e-commerce platform for nationwide distribution of a suite of branded CBD products.
Highlights from the year ended December 31, 2020:

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
•We closed our acquisition of Acreage CCF New Jersey, LLC (“CCF”), a medical cannabis cultivator and dispenser in New Jersey.
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
•We entered into various financing transactions and repayments during the year ended December 31, 2020.
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
Aside from minimal impact to our day-to-day operations at select locations, COVID-19 has had an immaterial impact overall on our Company’s performance as key performance metrics are trending positively, including, but not limited to, significant improvements to net revenue and net loss as well as positive adjusted EBITDA results for the first time since completion of the reverse takeover transaction.
Results of Operations
The following table presents selected financial data derived from the consolidated financial statements of the Company for the years ended December 31, 2021, 2020 and 2019. The selected financial information set out below may not be indicative of the Company’s future performance.
Summary Results of Operations

				Better/(Worse)		Better/(Worse)
in thousands, except per share amounts	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$	%	$	%
Revenues, net	$188,859	$114,545	$74,109	$74,314	65%	$40,436	55%
Net operating loss	(47,071)	(364,811)	(191,444)	317,740	87	(173,367)	(91)
Net loss attributable to Acreage	(63,010)	(286,588)	(150,268)	223,578	78	(136,320)	(91)
Basic and diluted loss per share attributable to Acreage	$(0.60)	$(2.92)	$(1.74)	$2.32	79%	$(1.18)	(68)%
Revenues, Cost of goods sold and Gross profit

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

				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$	%	$	%
Retail revenue, net	$127,306	$86,380	$54,401	$40,926	47%	$31,979	59%
Wholesale revenue, net	58,183	27,971	18,539	30,212	108	9,432	51
Other revenue, net	3,370	194	1,169	3,176	n/m	(975)	(83)
Total revenues, net	$188,859	$114,545	$74,109	$74,314	65%	$40,436	55%
Cost of goods sold, retail	(65,776)	(51,018)	(33,844)	(14,758)	(29)	(17,174)	(51)
Cost of goods sold, wholesale	(27,201)	(14,369)	(9,821)	(12,832)	(89)	(4,548)	(46)
Total cost of goods sold	$(92,977)	$(65,387)	$(43,665)	$(27,590)	(42)%	$(21,722)	(50)%
Gross profit	$95,882	$49,158	$30,444	$46,724	95%	$18,714	61%
Gross margin	51%	43%	41%		8%		2%
n/m - Not Meaningful
Year ended December 31, 2021 vs. 2020
Total revenues for the year ended December 31, 2021 grew by $74,314, or 65%, compared with 2020. On a comparative basis, total revenue increased by $37,320 due to the acquisitions of (i) CCF in June 2020, (ii) certain Maine operations (iii) CWG in May 2021 and (iv) Greenleaf Ohio in October 2021 and was offset by decreases of $2,071 due to the divestitures/closures of (i) Maryland Medicinal Research & Caring, LLC and Acreage North Dakota, LLC in May 2020, (ii) Form Factory in March 2020 and (iii) Acreage Florida in April 2021. Additionally, total revenues for the year ended December 31, 2021 for the Company’s operations in Oregon, which are considered non-core and are being held for sale, decreased by $3,721 as compared to fiscal 2020. Excluding these acquisitions and divestitures/closures and the impact of total revenue declines in the Company’s Oregon operations, total revenue increased by $42,786, or 42%, for the year ended December 31, 2021, as compared to fiscal 2020.
Retail revenue for the year ended December 31, 2021 grew by $40,926, or 47%, compared with 2020. Excluding the impact of acquisitions and divestitures/closures, retail revenue increased by $11,497 for the year ended December 31, 2021 compared to fiscal 2020. This organic growth was primarily driven by increased demand and production across various states, and new store openings and was partially offset by retail revenue declines of $3,337 in non core states (Oregon).
Wholesale revenue for the year ended December 31, 2021 grew by $30,212, or 108%, compared to fiscal 2020. The increased wholesale revenue was primarily due to increased capacity, coupled with maturing operations at the Company’s Pennsylvania, Massachusetts, and Illinois cultivation facilities. This resulted in higher yields and product mix in each of the respective markets. Additionally, wholesale revenue for the year ended December 31, 2021 increased by $6,196 due to acquisitions that have occurred over the prior 24 months.
Finally, total revenue for the year ended December 31, 2021 included $3,370 of management fees in New Hampshire, a portion of which related to prior fiscal periods. Refer to Note 3 in the Consolidated Financial Statements for further discussion on acquisitions, divestitures, assets held-for-sale.
Retail cost of goods sold $14,758, or 29%, for 2021 compared to 2020, which was outpaced by the 47% increase in retail revenue. The lower rate of growth for retail cost of goods sold was due to the increased vertical integration of the Company’s operations. A greater portion of the product sold at the Company’s retail dispensaries is sourced internally from the Company’s cultivation and processing operations. Cost of goods sold for this internally produced product does not contain the wholesale margin that would be paid if the Company had to source that same product from external vendors.
Wholesale cost of goods sold increased $12,832, or 89%, for 2021 compared to 2020, which was outpaced by the 108% increase in wholesale revenue. While wholesale cost of goods sold increased due to the volume increase associated with the wholesale revenue growth, the rate of growth was lower as a result of production efficiencies being achieved. In addition, wholesale cost of goods sold for the comparative period were driven by the initial set up costs and consequential expansion impact of various cultivation facilities that was not as significant in the current period.

Gross profit increased from $49,158 in 2020 to $95,882 in 2021, or 95%, and Gross margin increased from 43% of revenue in 2020 to 51% of revenue in 2021, or 8%, due to the factors discussed above.
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
The increase in gross profit was driven by the factors discussed above. Gross margin for the year ended December 31, 2020 was 43%, compared to 41% for the year ended December 31, 2019.
Revenue by geography
While the Company operates under one operating segment, the production and sale of cannabis products, the below revenue breakout by geography is included as management believes it provides relevant and useful information to investors.

Revenue by region				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$	%	$	%
New England	$73,925	$48,325	$36,875	$25,600	53%	$11,450	31%
Mid-Atlantic	58,869	37,300	19,797	21,569	58	17,503	88
Midwest	43,764	17,347	6,839	26,417	152	10,508	154
West	11,680	10,206	10,598	1,474	14	(392)	(4)
South	621	1,367	—	(746)	(55)	1,367	n/m
Total revenues, net	$188,859	$114,545	$74,109	$74,314	65%	$40,436	55%

n/m - Not Meaningful
Total operating expenses

Total operating expenses consist primarily of loss on impairments, compensation expense at our corporate offices as well as operating subsidiaries, professional fees, which includes, but is not limited to, legal and accounting services, depreciation and other general and administrative expenses.

Operating expenses				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$	%	$	%
General and administrative	$32,026	$50,469	$56,224	$18,443	37%	$5,755	10%
Compensation expense	45,769	41,704	42,061	(4,065)	(10)	357	1
Equity-based compensation expense	19,946	92,064	97,538	72,118	78	5,474	6
Marketing	1,643	1,820	5,009	177	10	3,189	64
Impairments, net	32,828	188,023	13,463	155,195	83	(174,560)	n/m
Loss on notes receivable	7,869	8,161	—	292	4	(8,161)	n/m
(Recovery) write down of assets held-for-sale	(8,616)	11,003	—	19,619	n/m	(11,003)	n/m
Loss on legal settlements	372	14,555	—	14,183	97	(14,555)	n/m
Depreciation and amortization	11,116	6,170	7,593	(4,946)	(80)	1,423	19
Total operating expenses	$142,953	$413,969	$221,888	$271,016	65%	$(192,081)	(87)%

n/m - Not Meaningful
Year ended December 31, 2021 vs. 2020
Total operating expenses for the year ended December 31, 2021 were $142,953, a decrease of $271,016, or 65%, compared with 2020. The primary drivers of the decrease in operating expenses were as follows:
•General and administrative expenses decreased $18,443 during the year ended December 31, 2021 compared with 2020, primarily due to a reduction of legal fees as well as rental and lease expense of $8,665 and $2,732, respectively.
•Compensation expense increased $4,065 during the year ended December 31, 2021 as compared with 2020, primarily due to increased headcount required to manage the Company’s expanded operations, including the acquisitions of certain Maine operations, CWG, and Greenleaf during the period, partially offset by reorganization efforts and divestitures during the current and prior periods.
•Equity-based compensation expense decreased $72,118, or 78%, during the year ended December 31, 2021 as compared with 2020, primarily due to benefits associated with reorganization efforts undertaken in prior periods, resulting in the acceleration of restricted share vesting for certain employees and previously issued awards becoming fully vested and cancelled in prior periods.
•Impairments, net of $32,828 for the year ended December 31, 2021 was primarily driven by $26,601 and $995 in write-offs and write-downs on abandoned intangible and capital assets and the related deferred tax liabilities, respectively, associated with entities previously held-for-sale, $2,130 in write-offs, net of insurance proceeds, related to capital assets at the Sewell, New Jersey locations damaged by Hurricane Ida, $2,284 in losses on the disposal of capital assets during the period, and $817 associated the revision of the management contract with Prime Alternative Treatment Center Consulting, LLC (“PATCC”).
•The loss on notes receivable of $7,869 for the year ended December 31, 2021 is driven by the determination that payment for certain notes receivables is doubtful based on the most recent information available to the Company. For such notes, a provision was established against them, resulting in the losses recognized.
•During the year ended December 31, 2020, the Company determined certain businesses and assets met the held-for-sale criteria. In accordance with ASC 360-10, Property, Plant and Equipment, the assessed disposal groups for such assets held-for-sale were written down to fair value less costs to sell, resulting in the recognition of a charges. During the year ended December 31, 2021, the Company sold Acreage Florida, and determined that the fair value less costs to sell of its Acreage Florida disposal group increased $8,616 in excess of its previously written down value. Accordingly, the Company recognized a recovery of assets held-for-sale related to its Acreage Florida disposal group. Refer to Note 3 in the Consolidated Financial Statements for further discussion of the divestiture.
•During the year ended December 31, 2020, the Company recorded a charge of $14,555 due to the recognition of litigation accruals for various matters. No such provision was required for the year ended December 31, 2021.

•Depreciation and amortization expenses increased $4,946 during the year ended December 31, 2021 compared with 2020, primarily due to an acceleration of the amortization of certain intangible assets as a result of a reduction in the expected useful lives of such assets.
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
Total other income (loss)

Other income (loss)				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$	%	$	%
Income (loss) from investments, net	$(3,549)	$98	$(480)	$(3,647)	n/m	$578	n/m
Interest income from loans receivable	4,824	6,695	3,978	(1,871)	(28)	2,717	68
Interest expense	(19,964)	(15,853)	(1,194)	(4,111)	(26)	(14,659)	n/m
Other income (loss), net	10,408	(3,487)	(1,033)	13,895	n/m	(2,454)	(238)
Total other (loss) income	$(8,281)	$(12,547)	$1,271	$4,266	34%	$(13,818)	n/m

n/m - Not Meaningful
Year ended December 31, 2021 vs. 2020
Total other loss for the year ended December 31, 2021 was $8,281, a decrease of $4,266, or 34%, compared with 2020. The primary drivers of the decrease in Total other loss were as follows:
•Loss from investments, net of $3,549 for the year ended December 31, 2021 was primarily due to declines in the fair market value of investments in entities where the Company does not have significant influence or control.
•Interest income from loans receivable of $4,824 for the year ended December 31, 2021 has declined $1,871 as compared with 2020 due to a reduction in loans receivable outstanding during the period.
•Interest expense, net of $19,964 increased $4,111 during the year ended December 31, 2021 as compared with 2020, primarily due to the Company’s increased debt financing transactions, partially related to ongoing construction projects, and the Company’s refinancing of debt in December, 2021, partially offset by reduced rates of interest on the Company’s debt obligations for the year ended December 31, 2021.
•Other income for the year ended December 31, 2021 of $10,408 included a gain on the sale of Acreage Florida of $11,682, which was partially offset by a net loss of approximately $2,000 on the subsequent sale of notes receivable received as consideration from the buyer of Acreage Florida.

Year ended December 31, 2020 vs. 2019
Income from investments, net increased during the year ended December 31, 2020, compared to the corresponding prior period, primarily due to increased ownership interest resulting from the internalization of GreenAcreage Real Estate (“GreenAcreage”)

as well as the mark-to-market fluctuations in our portfolio. This increase is partially offset by the impact of the equity method investment described in Note 5 of the Consolidated Financial Statements, as well as the absence of treasury bills during the year ended December 31, 2020. Interest expense increased during the year ended December 31, 2020, compared to the corresponding prior period, primarily due to the effects of increased financing transactions as well as the Company’s failed sale-leaseback transactions. Interest income from loans receivable increased during the year ended December 31, 2020, compared to the corresponding prior period, as our amount of outstanding loans increased. The increase in Other loss, net was primarily driven by losses from asset sales and disposals partially offset by gains on certain capital assets sold and exchanged (refer to Note 7 of the Consolidated Financial Statements for further discussion) during the year ended December 31, 2020.
Net loss

Net loss				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$	%	$	%
Net loss	$(73,157)	$(360,118)	$(195,162)	$286,961	80%	$(164,956)	(85)%
Less: net loss attributable to non-controlling interests	$(10,147)	$(73,530)	$(44,894)	$63,383	86	(28,636)	(64)
Net loss attributable to Acreage Holdings, Inc.	$(63,010)	$(286,588)	$(150,268)	$223,578	78%	$(136,320)	(91)%

n/m - Not Meaningful
The changes in net loss are driven by the factors discussed above.
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

Adjusted EBITDA				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$	%	$	%
Net loss (U.S. GAAP)	$(73,157)	$(360,118)	$(195,162)
Income tax expense (benefit)	17,805	(17,240)	4,989
Interest (income) expense, net	15,140	9,158	(2,784)
Depreciation and amortization(1)	14,276	6,170	7,593
EBITDA (non-GAAP)	$(25,936)	$(362,030)	$(185,364)	$336,094	93%	$(176,666)	95%
Adjusting items:
Loss (income) from investments, net	3,549	(98)	480
Impairments, net	30,698	188,023	13,463
Loss on Sewell facility	2,130	—	—
Loss on notes receivable	7,869	8,161	—
Write down (recovery) of assets held-for-sale	(8,616)	11,003	—
Equity-based compensation expense	19,946	92,064	97,538
Legal settlements, net	372	14,555	—
Gain on business divestiture	(11,802)	—	—
Transaction costs	—	3,114	—
Other non-recurring expenses	6,428	15,701	15,004
Adjusted EBITDA (non-GAAP)	$24,638	$(29,507)	$(58,879)	$54,145	n/m	$29,372	(50)%

n/m - Not Meaningful
(1) Depreciation and amortization as of December 31, 2021 contains depreciation and amortization included in cost of goods sold.

The increases in adjusted EBITDA are driven by the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and uses of cash
The Company’s primary uses of capital include operating expenses, capital expenditures and the servicing of outstanding debt. The Company’s primary sources of capital include funds generated by cannabis sales as well as financing activities. Through December 31, 2021, the Company had primarily used private financing as a source of liquidity for short-term working capital needs and general corporate purposes.
The Company’s significant financing transactions for the year ended December 31, 2021 are as follows:
•In March 2021, the Company extended the maturity date related to $21,000 of the $22,000 aggregate amount of the 3.55% Credit facilities to June 30, 2021.
•In June 2021, the Company repaid the 3.55% credit facility of $21,000 and the 3.55% credit facility collateral (related party) of $22,000 after securing a maturity date extension in March 2021. Certain cash proceeds from the sale of Acreage Florida, including the proceeds from the sale of the notes receivable received from the buyer of Acreage Florida as consideration, and the Company’s restricted cash were used to repay these debt obligations.
•In December 2021, the Company entered into a $150,000 senior secured credit facility (the “9.75% Credit facilities due January 2026”) with a syndicate of lenders, consisting of a $75,000 initial draw, a $25,000 delayed draw that must be advanced within 12 months and a $50,000 committed accordion facility that is available after December 1, 2022.
Refer to Note 10 of the Consolidated Financial Statements for further discussion of debt-related activity.
As of December 31, 2021, the Company had cash of $43,180 (not including $1,098 of restricted cash or $223 of cash held for sale within current Assets held-for-sale on the consolidated statements of financial position). The Company’s ability to fund its operations, capital expenditures, acquisitions, and other obligations depends on its future operating performance and ability to obtain financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond the Company’s control.
The Company’s future contractual obligations include the following:
Leases
As of December 31, 2021, the Company had future operating lease obligations and future finance lease obligations of $43,724 and $16,208, respectively, with $4,892 and $701 payable within 12 months, respectively. The Company leases land, buildings, equipment and other capital assets which it plans to use for corporate purposes in addition to the production and sale of cannabis products. Leases with an initial term of 12 months or less are not recorded on the Consolidated Statements of Financial Position and are expensed in the Consolidated Statements of Operations on the straight-line basis over the lease term. The Company does not have any material variable lease payments, and accounts for non-lease components separately from leases. Refer to Note 8 of the Consolidated Financial Statements for further discussion.
Debt
As of December 31, 2021, the Company had outstanding debt with varying maturities for an aggregate principal amount of $170,734, with 1,583 payable within 12 months. The Company has related future interest payments of $68,368, with $15,531 payable within 12 months. Refer to Note 10 of the Consolidated Financial Statements for further discussion.
The Company expects that its total readily available funds of $68,180 at December 31, 2021, including cash on hand of $43,180 and the undrawn $25,000 delayed draw term loan, coupled with its cash flows from operations and its ability to obtain private and/or public financing, will be adequate to support the future obligations discussed above as well as the capital needs of the existing operations and expansion plans over the next twelve months. While the Company’s liquidity risk has increased since its RTO transaction as a result of the Company’s rapid growth and continued expansion, which resulted in negative operating cash flow for the year ended December 31, 2021, we believe we have alleviated the risk (Refer to Item 7A - “Liquidity Risk”).

Cash flows
Cash and cash equivalents, restricted cash, and cash held for sale were $44,501 as of December 31, 2021, a decrease of $10,138 from December 31, 2020. The following table details the change in cash, cash equivalents, restricted cash and cash related to assets held for sale for the years ended December 31, 2021, 2020 and 2019.

Cash flows				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$	%	$	%
Net cash used in operating activities	$(40,530)	$(67,678)	$(70,879)	$27,148	40%	$3,201	5%
Net cash provided by (used in) investing activities	43,369	(69,302)	(14,609)	112,671	n/m	(54,693)	(374)
Net cash provided by (used in) financing activities	(12,977)	165,019	7,050	(177,996)	n/m	157,969	n/m
Net increase (decrease) in cash, cash equivalents, restricted cash, and cash held for sale	$(10,138)	$28,039	$(78,438)	$(38,177)	n/m	$106,477	n/m

n/m - Not Meaningful
Net cash used in operating activities
During the year ended December 31, 2021, the Company used $40,530 of net cash in operating activities, which represents a reduction of $27,148, or 40%, when compared with 2020. Excluding non-cash items such as impairments, equity based compensation, write-offs, gains and losses on disposals and depreciation and amortization in the net operating income (loss), this improved operating income was a result of revenue increases exceeding increases in costs of goods sold, which was underscored by a decrease in non-cash expenditures. Additionally, the cash used in operating activity during the year ended December 31, 2021 included cash used to fund increases in working capital due to the expanded operations.
Cash used in operating activities were relatively flat during the year ended December 31, 2020, as compared with 2019. The cash used in operating activities during the years ended December 31, 2020 and 2019 were driven primarily by general and administrative and equity-based compensation expenses.
Net cash provided by (used in) investing activities
During the year ended December 31, 2021, the Company provided $43,369 of net cash through investing activities. This represented an improvement of $112,671 when compared with 2020. Cash provided by investing activities during the year ended December 31, 2021 primarily consisted of (i) $54,607 of proceeds from divestitures and the related sales of promissory notes (refer to Notes 3 and 6 of the Consolidated Financial Statements for further discussion), (ii) $14,033 of proceeds from the collection of notes receivable (refer to Note 6 of the Consolidated Financial Statements for further discussion), and (iii) $7,000 of insurance proceeds related to recoveries associated with the damage caused by Hurricane Ida to the Company’s Sewell, New Jersey cultivation facility (refer to Note 7 of the Consolidated Financial Statements for further discussion) and was partially offset by $33,249 spent on capital expenditures to build out the Company’s owned operations.
Cash used in investing activities during the year ended December 31, 2020 was primarily driven by the long-term investments of $35,067, the acquisition of CCF for $9,983, net of cash acquired, $15,477 spent on capital expenditures to build out our owned operations and $14,809 advanced to entities, net of collections, with which we have a management or consulting services arrangement. This is partially offset by proceeds received from the sale of capital assets and the proceeds from the sale of Acreage North Dakota, LLC for $4,756 and $997, respectively.

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

Net cash provided by (used in) financing activities
During the year ended December 31, 2021, the Company used $12,977 of net cash in financing activities. This represented a decrease of $177,996 when compared with 2020. Cash used in financing activities during the year ended December 31, 2021 was primarily driven by the repayment of debt of $91,039 and was partially offset by $81,407 related to financing proceeds (refer to Note 10 of the Consolidated Financial Statements for further discussion).
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
Capital Resources
Capital structure and debt
Our debt outstanding as of December 31, 2021 and 2020 is as follows:

Debt balances	December 31, 2021	December 31, 2020
3.70% Loan due December 2021	$—	$470
Seller's notes	—	2,581
Financing liability (failed sales leaseback)	15,253	15,253
Finance lease liabilities	5,245	5,174
3.55% Credit facility due March 2022	—	20,043
3.55% Credit facility due June 2021	—	22,169
7.50% Loan due April 2026	30,763	32,124
6.10% Secured debenture due September 2030	46,050	46,085
10.00% Note due July 2021	—	2,000
15.00% Loan due October 2024	—	22,870
22.81% Loan due May 2022	—	4,438
Note due December 2024	4,750	7,250
9.75% Credit facilities due January 2026	68,673	—
Total debt	$170,734	$180,457
Less: current portion of debt	1,583	27,139
Total long-term debt	$169,151	$153,318
Commitments and contingencies
Commitments
The Company provides revolving lines of credit to several of its portfolio companies. Refer to Note 6 of the Consolidated Financial Statements for further discussion.
In connection with the CanWell settlement discussed in Note 13 of the Consolidated Financial Statements, the Company issued a promissory note in the amount of $7,750, which is non-interest bearing and is payable in periodic payments through December 31, 2024.

Definitive agreements

During the year ended December 31, 2021, the Company entered into a definitive agreement and management services agreements to sell, upon regulatory approval, four retail dispensaries in Oregon for total consideration of $6.5 million. This sale is expected to close in 2022.
During the year ended December 31, 2021, the Company entered into a definitive agreement to sell, upon regulatory approval, one retail dispensary and one inactive cultivation facility in Oregon for total consideration of $3.0 million. This sale is expected to close in 2022.
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

On June 24, 2020, we entered into a proposal agreement (the “Proposal Agreement”) with Canopy Growth which set out the terms and conditions upon which us and Canopy Growth were proposing to enter into an amending agreement (the “Amending Agreement”), as further amended on September 23, 2020 (the “Arrangement Agreement”) and the amendment and restatement of the plan of arrangement implemented by us on June 24, 2019 (the “Amended Plan of Arrangement”) to implement the arrangement contemplated in the Arrangement Agreement (the “Amended Arrangement”). The effectiveness of the Amending Agreement and the implementation of the Amended Plan of Arrangement was subject to the conditions set out in the Proposal Agreement, which included, among others, approval by: (i) the Supreme Court of British Columbia (the “Court”) at a hearing upon the procedural and substantive fairness of the terms and conditions of the Amended Arrangement; and (ii) our shareholders, as required by applicable corporate and securities laws. The Amended Arrangement was approved by our shareholders at our special meeting held on September 16, 2020 and a final order approving the Amended Arrangement was obtained from the Court on September 18, 2020.

Following the satisfaction of various conditions set forth in the Proposal Agreement, on September 23, 2020, we entered into the Amending Agreement with Canopy Growth and implemented the Amended Plan of Arrangement effective at 12:01 a.m. (Vancouver time) (the “Amendment Time”) on September 23, 2020 (the “Amendment Date”).

Pursuant to the Amended Plan of Arrangement, among other things, Canopy Growth made a cash payment of $37.5 million (the “Aggregate Amendment Option Payment”), to our shareholders and certain holders of securities convertible or exchangeable into our shares. Holders of our then outstanding Class A subordinate voting shares (the “SVS”), Class B proportionate voting shares (the “PVS”), Class C multiple voting shares (the “MVS”), and certain other parties, received approximately $0.30 per SVS, being their pro rata portion (on an as-converted to SVS basis) of the Aggregate Amendment Option Payment, based on the number of our outstanding shares and certain holders of securities convertible or exchangeable into our shares, as of the close of business on September 22, 2020, the record date for payment of the Aggregate Amendment Option Payment. The Aggregate Amendment Option Payment was distributed to such holders of record on or about September 25, 2020.

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

As a condition to implementation of the Amended Arrangement, an affiliate of Canopy Growth advanced the first tranche of $50 million of a loan of up to $100 million (the “Hempco Loan”) to Universal Hemp, LLC, an affiliate of the Company that operates solely in the hemp industry in full compliance with all applicable laws (“Universal Hemp”) pursuant to a secured debenture (the “Debenture”) bearing interest at a rate of 6.1% per annum and maturing 10 years from the date thereof. All interest payments made pursuant to the Debenture are payable in cash by Universal Hemp. The Debenture is not convertible and is not guaranteed by Acreage. A further $50 million advance will be made available upon satisfaction of specified conditions precedent. In accordance with the terms of the Debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. Refer to Note 10 of the Consolidated Financial Statements for further discussion.

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

In the event that Floating Call Option is exercised, and Canopy Growth acquires the Floating Shares at the Acquisition Time, we will be a wholly-owned subsidiary of Canopy Growth. If Canopy Growth completes the Acquisition of the Fixed Shares but does not acquire the Floating Shares, the Floating Call Option will terminate, and the Floating Shares shall remain outstanding. In such event, the Amending Agreement provides for, among other things: (i) various Canopy Growth rights that extend beyond the Acquisition Date and continue until Canopy Growth the date (the “End Date”) Canopy Growth ceases to hold at least 35% of the issued and outstanding Acreage shares. These include, among other things, rights to nominate a majority of Acreage’s Board of Directors (the “Board”) following the Acquisition Time, and restrictions on Acreage’s ability to conduct mergers and acquisitions above certain thresholds or incur certain indebtedness without Canopy Growth’s consent.

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

Pursuant to the Amending Agreement, Acreage agreed to submit an Approved Business Plan to Canopy Growth which contains annual revenue and earnings targets for each of Acreage’s fiscal years ending on December 31, 2020 to December 31, 2029 (the “Initial Business Plan”). A number of factors may cause Acreage to fail to meet the Pro-Forma Net Revenue Targets or the Consolidated Adj. EBITDA Targets set forth in the Initial Business Plan. Refer to “Risk Factors”. In the event that Acreage has not satisfied: (i) 90% of the Pro-Forma Net Revenue Target or the Consolidated Adj. EBITDA Target set forth in the Initial Business Plan, measured on a quarterly basis, an Interim Failure to Perform will occur and certain Austerity Measures shall become applicable. For the year ended December 31, 2021, the Company exceeded the 90% threshold for both the Pro-Forma Net Revenue Target and the Consolidated Adj. EBITDA Target set forth in the Initial Business Plan.

Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of December 31, 2021, for which no liabilities are recorded on the Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of December 31, 2021 and 2020, such amounts were not material.
Contingencies
As of December 31, 2021, the Company has consulting fees payable in Fixed Shares and Floating Shares which are contingent upon successful acquisition of certain state cannabis licenses. The Company had maximum obligations of 238 Fixed Shares and 102 Floating Shares. No reserve for the contingencies has been recorded as of December 31, 2021.
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries is in compliance with applicable local and state regulations as of December 31, 2021, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
The Company and its subsidiaries may be, from time to time, subject to various administrative, regulatory and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable, and the contingent liability can be reasonably estimated.

EPMMNY
On November 2, 2018, EPMMNY LLC (“EPMMNY”) filed a complaint in the Supreme Court of the State of New York, County of New York, asserting claims against 16 defendants, including NYCANNA, Impire State Holdings LLC, NY Medicinal Research & Caring, LLC (each, a wholly-owned subsidiary of High Street) and High Street. The Index Number for the action is 655480/2018. EPMMNY alleges that it was wrongfully deprived of a minority equity interest and management role in NYCANNA by its former partner, New Amsterdam Distributors, LLC, which attempted to directly or indirectly sell or transfer EPMMNY’s alleged interest in NYCANNA to other entities in 2016 and 2017, including Impire, NYMRC and High Street. EPMMNY alleges that it is entitled to the value of its alleged minority interest in NYCANNA or minority ownership in NYCANNA. EPMMNY also alleges that certain defendants misused its alleged intellectual property and/or services, improperly solicited its employees, and aided and abetted or participated in the transfer of equity and/or business opportunities from EPMMNY. High Street intends to vigorously defend this action, which the Company firmly believes is without merit. EPMMNY alleges that it was improperly deprived of its equity stake in NYCANNA before NYCANNA was acquired by High Street. High Street is also entitled to full indemnity from the claims asserted against it by EPMMNY pursuant to the purchase agreement pertaining to its acquisition of NYCANNA and personal guarantee by the largest shareholders of the seller. The defendants filed a motion to dismiss on April 1, 2019. The motion was fully briefed and submitted to the Court on July 18, 2019, and oral argument was heard on September 6, 2019. The motion remains pending before the Court. A Special Referee hearing relating to the motion to dismiss has been re-scheduled for May 2022. The plaintiff also filed a motion seeking a preliminary injunction of any transfer of our assets. This motion was fully briefed, and we are awaiting the court’s decision.

Compass Neuroceuticals
In February 2021, a JAMS arbitration was initiated in Atlanta by Acreage Georgia LLC (“Acreage Georgia”) against its former consultant, Compass Neuroceuticals, Inc. (“Compass”), stemming from Compass’ breach of the consulting agreement entered into between the parties in June 2019, related to the preparation of an application for a Class 1 cultivation license in Georgia. Acreage Georgia is seeking approximately $1,000, plus attorney’s fees and costs. Compass has filed a counterclaim for breach in the $9,000 range. A final arbitration hearing took place in Atlanta from September 20 to September 23, 2021, and an interim relief award was awarded in Acreage Georgia’s favor on December 13, 2021. A subsequent hearing occurred on February 9, 2022 to determine the amount of damages and attorney’s fees to which Acreage Georgia is entitled as the prevailing party. The parties are awaiting the arbitrator’s final decision.
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
The estimates and assumptions management believes could have a significant impact on our financial statements are discussed below. For a summary of our significant accounting policies, refer to Note 2 of the Consolidated Financial Statements for further discussion.
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
Business combinations

The Company must assess whether an entity being purchased constitutes a business, which requires an assessment of inputs and processes in place at the acquiree. The fair value of assets acquired and liabilities assumed requires management to make significant estimates. Judgment is required to determine when the Company gains control of an investment. This requires an assessment of the relevant activities of the investee that significantly affect its returns, including operating and capital expenditure decision-making, financing of the investee, key management personnel changes and when decisions in relation to those activities are under the control of the Company or require unanimous consent from the investors. Investments in which the Company does not gain control are accounted for as equity-method investments (if the Company has significant influence) or as investments held at fair value with changes recognized through net income (if the Company has no significant influence). Refer to Notes 3 and 4 of the Consolidated Financial Statements for further discussion.

Inventory valuation

Inventory is valued at the lower of cost and net realizable value, defined as estimated selling price in the ordinary cost of business, less costs of disposal. The valuation of our inventory balances involves calculating the estimated net realizable value of our inventory and assessing it against the cost. A component of this analysis therefore involves determining whether there is excess, slow-moving or obsolete inventory on hand.

When determining whether there is excess, slow-moving or obsolete inventory, management makes assumptions around future demand and production forecasts, which are then compared to current inventory levels. Management also makes assumptions around future pricing, and considers historical experience and the application of the specific identification method for identifying obsolete inventory.

If the assumptions around future demand for our inventory are more optimistic than actual future results, the net realizable value calculated using these assumptions may be overstated, resulting in an overstatement of the inventory balance.

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
As of December 31, 2021, our goodwill held at our single reportable segment was $43,310.
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

Management assigned value to each input based on past experience and industry expectations. The tests performed through the year ended December 31, 2021 resulted in the impairment of certain finite and indefinite-lived intangible assets. Refer to Note 4 of the Consolidated Financial Statements for further discussion. The Company does not believe a slight change in the key assumptions would cause the recoverable amount of any non-impaired reporting unit to fall below its carrying amount.

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

During the year ended December 31, 2021, management determined certain businesses and assets met the held-for-sale criteria. Upon classification of the disposal groups as held for sale, the Company tested each disposal group for impairment and recognized charges of $(8,616) for the year ended December 31, 2021 to write the disposal groups down to its fair value less costs to sell. Additionally, all assets and liabilities determined within these disposal groups were transferred into Assets held-for-sale and Liabilities related to assets held for sale on the Consolidated Statements of Financial Position. Refer to Note 3 of the Consolidated Financial Statements for further discussion. The Company’s determination of businesses and assets which meet the held-for-criteria, including the process of estimating the fair value measurements pursuant to ASC 820, Fair Value Measurements, requires the use of significant judgements and estimates. Such assets did not meet the criteria for reporting as discontinued operations.

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

Equity-based compensation

We determine our equity-based compensation in accordance with ASC 718, Compensation—Stock Compensation (ASC 718), which requires the measurement and recognition of compensation expense for all equity-based awards made to employees based on the grant date fair value of the award.

Determining the appropriate fair value model and calculating the fair value of equity-based requires the input of subjective assumptions. We use the Black-Scholes option pricing model to value our equity-based awards. Equity-based compensation expense is calculated using our best estimates, which involve inherent uncertainties and the application of management’s judgment. Significant estimates include our expected volatility. If different estimates and assumptions had been used, our equity-based award valuations could be significantly different and related equity-based compensation expense may be materially impacted.

The Black-Scholes option pricing model relies on key inputs such as the risk-free interest rate used, the expected term of awards, the expected volatility of our share price, and our expected dividend yield. If key inputs differ, the fair value of awards will be impacted. A higher fair value of the awards will result in higher share-based compensation expense over the vesting period of the awards. We have never paid and do not anticipate paying any cash dividends in the foreseeable future and, therefore, we use an expected dividend yield of zero in the pricing model, and we account for forfeitures as they occur.

Regulatory Disclosures

In accordance with the Canadian Securities Administrators Staff Notice 51-352 (Revised) - Issuers with U.S. Marijuana-Related Activities, we have provided in Item 1 of this Form 10-K a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where the Company is currently involved, through High Street , in the cannabis industry. Refer to Item 1 - Regulatory Framework for further discussion.
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
Credit risk

The Company’s exposure to non-payment or non-performance by its counterparties is a credit risk. The maximum credit exposure as of December 31, 2021 is the carrying amount of cash and cash equivalents, restricted cash, and accounts, notes and other receivables. The Company does not have significant credit risk with respect to customers. The Company mitigates its credit risk on its notes and other receivables by securing collateral, such as capital assets, and by its review of the counterparties and their businesses. The Company considers a variety of factors when determining interest rates for notes receivable, including the creditworthiness of the counterparty, market interest rates prevailing at the note’s origination, and duration and terms of the note. The Company determined expected credit losses to be immaterial due to collateral held. Analysis of collateral held and future expected cash flows within the cannabis industry were considered in its expected credit loss assessment.
Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company endeavors to ensure that there is sufficient liquidity in order to meet short-term business requirements, after taking into account the Company’s cash holdings. As of December 31, 2021, the Company’s financial liabilities consist of accounts payable and accrued liabilities, lease liabilities and long-term debt. The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis.
As reflected in the Consolidated Financial Statements, the Company had an accumulated deficit and a negative net working capital (current liabilities greater than current assets) as of December 31, 2021, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.
However, management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, (i) access to future capital commitments, (ii) continued sales growth from the Company’s consolidated operations, (iii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iv) restructuring plans that have already been put in place to improve the Company’s profitability, (v) the AFC-VRT credit facilities (refer to Note 10 of the Consolidated Financial Statements for further discussion), and (vi) the anticipated Non-Core Divestitures (refer to Note 3 of the Consolidated Financial Statements for further discussion), as well as access to the U.S. public equity markets as a result of our current S-3 filing.

If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its footprint build-out or other operational activities until such time as additional capital becomes available. Such limitation of the Company’s activities would allow it to slow its rate of spending and extend its use of cash until additional capital is raised. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Management also cannot provide any assurance as to unforeseen circumstances that could occur at any time within the next twelve months or thereafter which could increase our need to raise additional capital on an immediate basis.

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
Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable. There have been no changes to the Company’s capital management approach during the year ended December 31, 2021.
As reflected in the Consolidated Financial Statements, the Company had an accumulated deficit and a negative net working capital (current liabilities greater than current assets) as of December 31, 2019, as well as a net loss and negative cash used in operating activities for the year ended December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, (i) access to future capital commitments, (ii) continued sales growth from the Company’s consolidated operations, (iii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iv) restructuring plans that have already been put in place to improve the Company’s profitability, (v) the AFC-VRT credit facilities (refer to Note 10 of the Consolidated Financial Statements for further discussion), and (vi) the anticipated Non-Core Divestitures (refer to Note 3 of the Consolidated Financial Statements for further discussion), as well as access to the U.S. public equity markets as a result of our current S-3 filing.

If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its footprint build-out or other operational activities until such time as additional capital becomes available. Such limitation of the

Company’s activities would allow it to slow its rate of spending and extend its use of cash until additional capital is raised. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Management also cannot provide any assurance as to unforeseen circumstances that could occur at any time within the next twelve months or thereafter which could increase our need to raise additional capital on an immediate basis.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Acreage Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Acreage Holdings, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY
March 11, 2022

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$43,180	$32,542
Restricted cash	1,098	22,097
Accounts receivable, net	8,202	2,309
Inventory	41,804	23,715
Notes receivable, current	7,104	2,032
Assets held-for-sale	8,952	62,971
Other current assets	2,639	2,354
Total current assets	112,979	148,020
Long-term investments	35,226	34,126
Notes receivable, non-current	27,563	97,901
Capital assets, net	126,797	89,136
Operating lease right-of-use assets	24,598	17,247
Intangible assets, net	119,695	138,983
Goodwill	43,310	31,922
Other non-current assets	1,383	4,718
Total non-current assets	378,572	414,033
TOTAL ASSETS	$491,551	$562,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$23,861	$18,913
Taxes payable	24,572	14,780
Interest payable	1,432	3,504
Operating lease liability, current	2,145	1,492
Debt, current	1,583	27,139
Non-refundable deposits on sale	1,000	750
Liabilities related to assets held for sale	1,867	18,154
Other current liabilities	10,333	13,010
Total current liabilities	66,793	97,742
Debt, non-current	169,151	153,318
Operating lease liability, non-current	24,255	16,609
Deferred tax liability	27,082	34,673
Other liabilities	—	2
Total non-current liabilities	220,488	204,602
TOTAL LIABILITIES	287,281	302,344
Commitments and contingencies
Common stock, no par value - unlimited authorized, 106,903 and 101,250 issued and outstanding, respectively	—	—
Additional paid-in capital	756,536	737,290
Treasury stock, 842 common stock held in treasury	(21,054)	(21,054)
Accumulated deficit	(538,215)	(475,205)
Total Acreage Shareholders' equity	197,267	241,031
Non-controlling interests	7,003	18,678
TOTAL EQUITY	204,270	259,709

TOTAL LIABILITIES AND EQUITY	$491,551	$562,053
See accompanying notes to Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020		2019
Retail revenue, net	$127,306	$86,380		$54,401
Wholesale revenue, net	58,183	27,971		18,539
Other revenue, net	3,370	194		1,169
Total revenues, net	188,859	114,545		74,109
Cost of goods sold, retail	(65,776)	(51,018)		(33,844)
Cost of goods sold, wholesale	(27,201)	(14,369)		(9,821)
Total cost of goods sold	(92,977)	(65,387)		(43,665)
Gross profit	95,882	49,158		30,444

OPERATING EXPENSES
General and administrative	32,026	50,469		56,224
Compensation expense	45,769	41,704		42,061
Equity-based compensation expense	19,946	92,064		97,538
Marketing	1,643	1,820		5,009
Impairments, net	32,828	188,023		13,463
Loss on notes receivable	7,869	8,161		—
(Recovery) write down of assets held-for-sale	(8,616)	11,003		—
Loss on legal settlements	372	14,555		—
Depreciation and amortization	11,116	6,170		7,593
Total operating expenses	142,953	413,969		221,888

Net operating loss	$(47,071)	$(364,811)		$(191,444)

Income (loss) from investments, net	(3,549)	98		(480)
Interest income from loans receivable	4,824	6,695		3,978
Interest expense	(19,964)	(15,853)		(1,194)
Other income (loss), net	10,408	(3,487)		(1,033)
Total other (loss) income	(8,281)	(12,547)		1,271

Loss before income taxes	$(55,352)	$(377,358)		$(190,173)

Income tax benefit (expense)	(17,805)	17,240		(4,989)

Net loss	$(73,157)	$(360,118)		$(195,162)

Less: net loss attributable to non-controlling interests	(10,147)	(73,530)		(44,894)

Net loss attributable to Acreage Holdings, Inc.	$(63,010)	$(286,588)		$(150,268)

Net loss per share attributable to Acreage Holdings, Inc. - basic and diluted:	$(0.60)	$(2.92)	(1)	$(1.74)

Weighted average shares outstanding - basic and diluted	105,087	97,981	(1)	86,185
(1) Presentation of December 31, 2020 figures have been revised, refer to Note 2 for further discussion.
See accompanying notes to Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity	Non-controlling Interests	Total Equity
December 31, 2018	—	79,164	$414,757	$(21,054)	$(38,349)	$355,354	$130,922	$486,276
Issuances for business acquisitions/purchases of intangible assets	—	5,364	104,748	—	—	104,748	4,356	109,104
NCI adjustments for changes in ownership	—	2,784	(2,766)	—	—	(2,766)	2,766	—
Capital distributions, net	—	—	—	—	—	—	(4,363)	(4,363)
Other equity transactions	—	589	11,707	—	—	11,707	—	11,707
Equity-based compensation expense and related issuances	—	2,745	87,232	—	—	87,232	—	87,232
Net loss	—	—	—	—	(150,268)	(150,268)	(44,894)	(195,162)
December 31, 2019	—	90,646	$615,678	$(21,054)	$(188,617)	$406,007	$88,787	$494,794
Issuances for private placement	—	6,085	27,887	—	—	27,887	—	27,887
Beneficial conversion feature on convertible note (See Note 10)	—	—	523	—	—	523	—	523
Issuances on conversion of debenture	—	327	550	—	—	550	—	550
Issuance of warrants	—	—	3,229	—	—	3,229	—	3,229
NCI adjustments for changes in ownership	3,861	583	(3,395)	—	—	(3,395)	3,395	—
Capital contributions, net	—	—	—	—	—	—	26	26
Other equity transactions	—	276	754	—	—	754	—	754
Equity-based compensation expense and related issuances	—	3,333	92,064	—	—	92,064	—	92,064
Net loss	—	—	—	—	(286,588)	(286,588)	(73,530)	(360,118)
December 31, 2020	3,861	101,250	$737,290	$(21,054)	$(475,205)	$241,031	$18,678	$259,709
Purchase of non-controlling interest in subsidiary	—		(272)	—	—	(272)	(14)	(286)
NCI adjustments for changes in ownership	—	1,066	(1,063)	—	—	(1,063)	1,063	—
Capital distributions, net	—	—	—	—	—	—	(2,577)	(2,577)
Other equity transactions	—	98	635	—	—	635	—	635
Equity-based compensation expense and related issuances	—	4,489	19,946	—	—	19,946	—	19,946
Net loss	—	—	—	—	(63,010)	(63,010)	(10,147)	(73,157)
December 31, 2021	3,861	106,903	$756,536	$(21,054)	$(538,215)	$197,267	$7,003	$204,270
See accompanying notes to Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,157)	$(360,118)	$(195,162)
Adjustments for:
Depreciation and amortization	11,116	6,170	7,593
Depreciation and amortization included in COGS	3,146	—	—
Equity-settled expenses, including compensation	20,362	92,818	102,898
Gain on business divestiture	(11,814)	(217)	—
Loss on disposal of capital assets	2,284	2,461	363
Loss on impairment	32,828	188,023	13,463
Loss on notes receivable	7,869	8,161	—
Bad debt expense	589	195	—
Non-cash interest expense	3,351	7,023	67
Non-cash operating lease expense	354	122	1,684
Deferred tax (income) expense	(9,209)	(32,405)	(3,844)
Non-cash loss from investments, net	3,549	949	1,272
Other non-cash (income) expense, net	(4,700)	—	(2,394)
(Recovery) write-down of assets held-for-sale	(8,616)	11,003	—
Change, net of acquisitions in:
Inventory	(16,033)	(2,531)	(6,941)
Other assets	(1,398)	4,011	(5,053)
Interest receivable	(2,005)	(2,284)	(4,002)
Accounts payable and accrued liabilities	(2,564)	(11,572)	17,217
Taxes payable	9,787	10,233	3,778
Interest payable	(2,072)	3,213	(250)
Other liabilities	(4,197)	7,067	(1,568)
Net cash used in operating activities	$(40,530)	$(67,678)	$(70,879)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital assets	$(33,049)	$(15,477)	$(47,085)
Investments in notes receivable	(3,328)	(14,809)	(39,145)
Collection of notes receivable	14,033	254	3,164
Cash paid for long-term investments	—	(35,067)	(4,158)
Proceeds from business divestiture	24,407	997	—
Proceeds from sale of capital assets	5	4,756	172
Business acquisitions, net of cash acquired	1,750	(9,983)	(21,205)
Purchases of intangible assets	—	—	(58,488)
Deferred acquisition costs and deposits	—	—	2,076
Distributions from investments	2,351	27	232
Insurance proceeds	7,000	—	—
Proceeds from sale of promissory notes	30,200	—	—
Proceeds from (purchase of) short-term investments	—	—	149,828
Net cash provided by (used in) investing activities	$43,369	$(69,302)	$(14,609)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	$—	$7,100	$15,000
Repayment of related party loan	—	(22,100)	—
Proceeds from financing (refer to Note 14 for related party financing)	81,407	160,587	19,052
Deferred financing costs paid	(3,371)	(7,864)	—
Proceeds from issuance of private placement units and warrants, net	26	31,117	—
Collateral received from financing agreement	—	22,000	—
Settlement of taxes withheld	—	—	(10,306)
Repayment of debt	(91,039)	(25,821)	(12,333)
See accompanying notes to Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Capital contributions (distributions) - non-controlling interests, net	—	—	(4,363)
Net cash provided by (used in) financing activities	$(12,977)	$165,019	$7,050
Net increase (decrease) in cash, cash equivalents, restricted cash, and cash held for sale	$(10,138)	$28,039	$(78,438)
Cash, cash equivalents, restricted cash, and cash held for sale - Beginning of period	54,639	26,600	105,038
Cash, cash equivalents, restricted cash, and cash held for sale - End of period	$44,501	$54,639	$26,600

RECONCILIATION OF CASH FLOW INFORMATION:
Cash and cash equivalents	$43,180	$32,542	$26,505
Restricted cash	$1,098	$22,097	$95
Cash held for sale	$223	$—	$—
Total cash, cash equivalents, restricted cash, and cash held for sale at end of period	$44,501	$54,639	$26,600

	Year Ended December 31,
(in thousands)	2021	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid - non-lease	$16,521	$5,617	$685
Income taxes paid	16,381	3,027	4,555
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets not yet paid for	$3,722	$2,479	$8,188
Exchange of intangible assets to notes receivable (Note 4)	—	18,800	—
Holdback of Maine HSCP notes receivable (Note 6)	—	917	—
Promissory note conversion (Note 6)	10,880	10,087	—
Non-cash consideration related to business acquisition (Note 3)	44,996	—	—
Non-cash proceeds from business divestiture	34,475	—	—
Deferred tax liability related to business acquisition (Note 3)	—	3,077	—
Beneficial conversion feature (Note 10)	—	523	—
Convertible note conversion	—	550	—
Unpaid debt issuance costs	—	3,000	—
Exchange of investments for land and building (Note 5)	—	4,464	—
Reclassification of assets held-for-sale to in-use	10,896	—	—
Issuance of SVS for operating lease	—	—	3,353

See accompanying notes to Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.    NATURE OF OPERATIONS
Acreage Holdings, Inc. (the “Company”, “Pubco” or “Acreage”) is a vertically integrated, multi-state operator in the United States (“U.S.”) cannabis industry and has contractual relationships with cannabis cultivation facilities, dispensaries and other cannabis-related companies in the U.S. The Company’s operations include (i) cultivating and processing cannabis plants, (ii) manufacturing branded consumer products, (iii) distributing cannabis flower and manufactured products, and (iv) retailing dosable cannabis products to consumers. The Company’s products appeal to medical and adult recreational use customers through brand strategies intended to build trust and loyalty. The Company’s Class E subordinate voting shares (“Fixed Shares”) and Class D subordinate voting shares (“Floating Shares”) are listed on the Canadian Securities Exchange under the symbols “ACRG.A.U” and “ACRG.B.U”, respectively, quoted on the OTCQX under the symbols “ACRHF” and “ACRDF”, respectively, and traded on the Frankfurt Stock Exchange under the symbols “0VZ1” and “0VZ2”, respectively.
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

In response to the outbreak, governmental authorities in the United States, Canada and internationally have introduced various recommendations and measures to try to limit the pandemic, including travel restrictions, border closures, non-essential business closures, quarantines, self-isolations, shelters-in-place and social distancing. The COVID-19 outbreak and the response of governmental authorities to try to limit it are having a significant impact on the private sector and individuals, including unprecedented business, employment and economic disruptions. Management has been closely monitoring the impact of COVID-19, with a focus on the health and safety of the Company’s employees, business continuity and supporting the communities where the Company operates. The company has implemented various measures to reduce the spread of the virus, including implementing social distancing measures at its cultivation facilities, manufacturing facilities, and dispensaries, enhancing cleaning protocols at such facilities and dispensaries and encouraging employees to adhere to preventative measures recommended by local, state, and federal health officials.

Despite some impact to our day-to-day operations at select locations from time-to-time, COVID-19 has had a minimal impact overall on our company’s performance.

2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and going concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next twelve months as of the date these financial statements are issued.

As reflected in the consolidated financial statements, the Company had an accumulated deficit as of December 31, 2021, as well as a net loss and negative cash flow from operating activities for the reporting year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt about the Company’s ability to meet its obligations for the next twelve months from the date these financial statements were issued has been alleviated due to, but not limited to, (i) access to future capital commitments, (ii) continued sales growth from the Company’s consolidated operations, (iii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iv) restructuring plans that have already been put in place to improve the Company’s profitability, (v) the AFC-VRT credit facilities (refer to Note 10 for further discussion), and (vi) the anticipated Non-Core Divestitures (refer to Note 3 for further discussion), as well as access to the U.S. public equity markets.

If the Company is unable to raise additional capital whenever necessary, it may be forced to decelerate or curtail its footprint build-out or other operational activities until such time as additional capital becomes available. Such limitation of the Company’s activities would allow it to slow its rate of spending and extend its use of cash until additional capital is raised. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Management also cannot provide any assurance as to unforeseen circumstances that could occur at any time within the next twelve months or thereafter which could increase the Company’s need to raise additional capital on an immediate basis.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Use of estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates presented and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include the fair value of assets acquired and liabilities assumed in business combinations, assumptions relating to equity-based compensation expense, estimated useful lives for property, plant and equipment and intangible assets, the valuation allowance against deferred tax assets and the assessment of potential charges on goodwill, intangible assets and investments in equity and notes receivable.
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
Basis of consolidation

The Company’s consolidated financial statements include the accounts of Acreage, its subsidiaries and variable interest entities (“VIEs”) where the Company is considered the primary beneficiary, if any, after elimination of intercompany accounts and transactions. Investments in business entities in which Acreage lacks control but is able to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company’s proportionate share of net income or loss of the entity is recorded in Income (loss) from investments, net in the Consolidated Statements of Operations.
VIEs

In determining whether the Company is the primary beneficiary of a VIE, the Company assess whether it has the power to direct matters that most significantly impact the activities of the VIE and have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. There were no material consolidated VIEs as of December 31, 2021, 2020, or 2019.
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
Cash and cash equivalents

The Company defines cash equivalents as highly liquid investments held for the purpose of meeting short-term cash commitments that are readily convertible into known amounts of cash, with original maturities of three months or less. The Company maintains cash with various U.S. banks and credit unions with balances in excess of the Federal Deposit Insurance Corporation and National Credit Union Share Insurance Fund limits, respectively. The failure of a bank or credit union where the Company has significant deposits could result in a loss of a portion of such cash balances in excess of the insured limit, which could materially and adversely affect the Company’s business, financial condition, results of operations and the market price of the Company’s Fixed Shares and Floating Shares. Cash and cash equivalents belonging to entities the Company has classified as held-for-sale have been reclassified to Assets held-for-sale on the Consolidated Statements of Financial Position. Refer to Note 3 for further discussion.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Restricted cash

Restricted cash represents funds contractually held for specific purposes (refer to Note 10 for further discussion) and, as such, not available for general corporate purposes.
Cash and restricted cash, as presented on the Consolidated Statements of Cash Flows, consists of $43,180 and $1,098 as of December 31, 2021, respectively, and $32,542 and $22,097 as of December 31, 2020, respectively.
Accounts Receivable Valuations and Reclassifications

Accounts receivable are stated at their net realizable value. The allowance against gross trade receivables reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of December 31, 2021 and 2020, the Company’s allowance for doubtful accounts was $445 and $7,220, respectively. Note that certain items presented on the December 31, 2020 Consolidated Statement of Financial Position include a change in presentation to conform to the current year presentation to incorporate an Accounts receivable, net financial statement line item. There was no impact to our Consolidated Financial Statements as a result of this reclassification.

Investments

The Company classifies its short-term investments in debt securities as held-to-maturity and accounts for them at amortized cost. Due to the short maturities, the carrying value approximates fair value. Refer to Note 5 for further discussion.
The Company accounts for long-term equity investments in which it is able to exercise significant influence, but does not have control over, using the equity method.
Investments not accounted for using the equity method are required to be carried at fair value, with changes recognized in net income (“FV-NI”). For investments without a readily determinable fair value, a measurement alternative is available allowing measurement at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
Inventory

The Company’s inventories include the direct costs of seeds and growing materials, indirect costs such as utilities, labor, depreciation and overhead costs, and subsequent costs to prepare the products for ultimate sale, which include direct costs such as materials and indirect costs such as utilities and labor. All direct and indirect costs related to inventory are capitalized when they are incurred, and they are subsequently classified to Cost of goods sold in the Consolidated Statements of Operations. Inventory is valued at the lower of cost and net realizable value, defined as estimated selling price in the ordinary cost of business, less costs of disposal. The Company measures inventory cost using specific identification for its retail inventory and the average cost method for its cultivation inventory. Cannabis inventory is classified as a current asset, even though part of such inventory may not be utilized within one year because of the duration of the cultivation, drying and conversion process.
Debt Issuance Costs
Debt issuance costs may be incurred by the Company in connection with obtaining new debt. These costs are recorded as a reduction to the outstanding principal balance of the related debt. They are amortized over the term of the related debt through a charge to interest expense. If a debt is settled or replaced prior to maturity with new debt instruments that have substantially different terms, it is treated as a debt extinguishment and the remaining unamortized costs are charged to extinguishment gain or loss. If a debt is settled or replaced prior to maturity with new debt instruments with the same lender that do not have substantially different terms, it is treated as a debt modification. The remaining unamortized issuance costs remain capitalized, any new issuance costs are capitalized, and the total of these are amortized over the term of the modified debt through a charge to interest expense.

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
•Level 1 - quoted prices (unadjusted) that are in active markets for identical assets or liabilities
•Level 2 - inputs that are observable for the asset or liability, either directly (prices) for similar assets or liabilities in active markets or indirectly (derived from prices) for identical assets or liabilities in markets with insufficient volume or infrequent transactions
•Level 3 - inputs for assets or liabilities that are not based upon observable market data
There were no material transfers in or out of Level 3 during the years ended December 31, 2021 and 2020 as the Company holds investments in certain equity securities utilizing net asset value per share as a practical expedient, which are not categorized within the fair value hierarchy. The Company did not have any liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020.
Notes receivable

The Company provides financing to various related and non-related businesses within the cannabis industry. These notes are classified as held-for-investment and are accounted for as financial instruments in accordance with ASC 310 - Receivables. The Company recognizes impairment on notes receivable when, based on all available information, it is probable that a loss has been incurred based on past events and conditions existing at the date of the financial statements. Losses are recorded in Loss on notes receivable on the Consolidated Statements of Operations.
Capital assets

Capital assets are stated at cost, net of accumulated depreciation and accumulated impairment losses, if any. Land and construction-in-process are not depreciated. Depreciation is calculated using the straight-line method for all other asset classes. The estimated useful life of buildings range from 10 to 40 years, and the estimated useful life of furniture, fixtures and equipment range from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Repair and maintenance costs are expensed as incurred. When capital assets are disposed of, the related cost and accumulated depreciation are removed and a gain or loss is included in the Consolidated Statements of Operations.
With respect to individual long-lived assets, changes in circumstances may merit a change in the estimated useful lives or salvage values of the assets, which are accounted for prospectively in the period of change. For such assets, impairment is assessed, and useful lives may be shortened based on the Company’s plans to dispose of or abandon such assets before the end of its original useful life with depreciation accelerated upon determination.
Leases

On January 1, 2019, the Company early adopted ASU 2016-02 Leases (Topic 842) using the modified retrospective approach. The Company elected the package of practical expedients contained in the new standard which, among other provisions, allows companies to retain existing lease classification under Topic 840 at transition. The Company has also made an accounting policy election to not recognize right of use assets or lease liabilities for leases with an initial term of 12 months or less, and to continue recognizing the related expense in the Consolidated Statement of Operations on a straight-line basis over the lease term. Sale-leasebacks are assessed to determine whether a sale has occurred under ASC 606 - Revenue from Contracts with Customers. If a sale is determined not to have occurred, the underlying “sold” assets are not derecognized and a financing liability is established in the amount of cash received. At such time that the lease expires, the assets are then derecognized along with the financing liability, with a gain recognized on disposal for the difference between the two amounts, if any.
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
Convertible debt

The Company assesses its financial instruments for embedded features that may require bifurcation from their host. If the embedded features do not meet the criteria for bifurcation, the convertible instrument is accounted for as a single hybrid instrument. The Company retired its convertible debenture during the year ended December 31, 2020. Refer to Note 10 for further discussion.
Business combinations

The Company’s growth strategy includes acquisition of retail, cultivation, processing and other cannabis related companies. These business combinations are accounted for using the acquisition method on the date that control is transferred. The consideration transferred in the acquisition is measured at fair value, along with identifiable net assets acquired. Fixed Shares and Floating Shares issued are valued based on the closing price on the Canadian Securities Exchange. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets or liabilities of an acquired business and represents expected synergies associated with the acquisition such as the benefits of assembled workforces, expected earnings and future market development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets.
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
Impairment of long-lived assets

Goodwill and indefinite-lived intangible assets are not subject to amortization and are tested for impairment annually or more frequently if events or changes in circumstances indicate that they might be impaired. Goodwill and indefinite-lived intangible assets are tested at the reporting unit and asset group levels, respectively. The Company may first assess qualitative factors and, if it determines it is more likely than not that the fair value is less than the carrying value, then proceed to a quantitative test if necessary.
Finite-lived intangible assets and other long-lived assets are tested for recoverability based on undiscounted cash flows when events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is determined not to be recoverable, the present value of expected future cash flows is compared to the carrying value of the asset. An impairment is booked for the excess of carrying value over the discounted cash flows.
Income taxes

The Company is treated as a U.S corporation for U.S. federal income tax purposes under U.S. Internal Revenue Code (“IRC”) Section 7874 and is subject to U.S. federal income tax. However, for Canadian tax purposes, the Company is expected, regardless of any application of IRC Section 7874, to be treated as a Canadian resident company (as defined in the Income Tax Act (Canada)) for Canadian income tax purposes. As a result, the Company will be subject to taxation both in Canada and the U.S. Notwithstanding the foregoing, it is management’s expectation that the Company’s activities will be conducted in such a manner that income from operations will not be subjected to double taxation.
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
Certain Acreage subsidiaries are subject to IRC Section 280E. This section disallows deductions and credits attributable to a trade or business of trafficking in controlled substances. Under U.S. law, cannabis is a Schedule I controlled substance.
Revenue recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company’s accounting policy for revenue recognition under Topic 606 is as follows:
1.Identify the contract with a customer;
2.Identify the performance obligation(s);
3.Determine the transaction price;
4.Allocate the transaction price to the performance obligation(s); and
5.Recognize revenue when/as performance obligation(s) are satisfied.

Substantially all of the Company’s revenue comes from the direct sale of cannabis products to customers for a fixed price. Customer sales have one performance obligation and are recognized at a point-in-time when the Company transfers control of the good to the customer at the point-of-sale. The Company disaggregates its revenues from the direct sale of cannabis to customers on the Consolidated Statements of Operations as Retail revenue, net and Wholesale revenue, net.
Revenue from management contracts typically has one performance obligation and is recognized over-time as management services are provided. The Company provides management services to other cannabis companies for a fee structure that varies based on the contract. The Company generally determines standalone selling price based on the price charged to customers. The services that may be provided are broadly defined and span the entire scope of the business. The Company evaluates the nature of its promise to the customer in these contracts and determines that its promise is to provide a management service. The service comprises various activities that may vary each day (such as support for cultivation, finance, accounting, human resources, retail, etc.). The Company disaggregates its management contract revenue on the Consolidated Statements of Operations as Other revenue, net.
The Company’s payments terms are consistent with industry standards and never exceed 12 months. Amounts disclosed as revenue are net of allowances, discounts and rebates.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Net loss per share
Net loss per share represents the net loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis. Basic and diluted loss per share are the same as of December 31, 2021, 2020 and 2019, as the issuance of shares upon conversion, exercise or vesting of outstanding units would be anti-dilutive in each period. There were 40,107, 45,541, and 41,526 anti-dilutive shares outstanding as of December 31, 2021, 2020 and 2019, respectively.
During the year ended December 31, 2021, the Company identified an error in its mathematical calculation of weighted average shares outstanding due to the inclusion of certain membership units owned by a wholly owned subsidiary of the Company. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this correction on its financial statements for the year ended December 31, 2020 and the three months ended June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021. As a result of its analysis, the Company determined that this error had no impact on net loss attributable to Acreage Holdings, Inc., non-controlling interests, or accumulated deficit for each of the respective periods. The impact of the error was isolated to net loss per share and weighted average shares outstanding for each of the respective periods. Based on qualitative and quantitative factors, the Company concluded the error was not material to its financial statements for any prior period nor the current year and, as such, its consolidated financial statements are not materially misstated. The net losses per share attributable to Acreage Holdings - basic and diluted - as presented in Note 17 and the Consolidated Statements of Operations have been revised for the respective periods, as discussed below.

The effects of the revisions to net loss per share attributable to Acreage Holdings - basic and diluted - for the respective periods are as follows: (i) for the three months ended June 30, 2020 the Company revised the 98,444 weighted average shares outstanding and $(0.38) net loss per share reported to 98,232 and $(0.38), respectively; (ii) for the three months ended September 30, 2020 the Company revised the 103,450 weighted average shares outstanding and $(0.39) net loss per share reported to 99,589 and $(0.41), respectively; (iii) for the three months ended December 31, 2020 the Company revised the 104,955 weighted average shares outstanding and $(0.35) net loss per share reported to 101,094 and $(0.36), respectively; (iv) for the three months ended March 31, 2021 the Company revised the 106,204 weighted average shares outstanding and $(0.07) net loss per share reported to 102,343 and $(0.08), respectively; (v) for the three months ended June 30, 2021 the Company revised the 108,714 weighted average shares outstanding and $(0.02) net loss per share reported to 104,853 and $(0.02), respectively; (vi) for the three months ended September 30, 2021 the Company revised the 110,193 weighted average shares outstanding and $(0.11) net loss per share reported to 106,332 and $(0.12), respectively; (vii) for the year ended December 31, 2020 the Company revised the 99,980 weighted average shares outstanding and $(2.87) net loss per share reported to 97,981 and $(2.92), respectively.

Accounting Pronouncements Recently Adopted
As of December 2019, the Company early adopted ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The objective of ASU 2017-04 is to simplify how an entity is required to test goodwill for impairment. Under previous GAAP, entities were required to test goodwill for impairment using a two-step approach. Under the amendments in ASU 2017-04, an entity performs its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The adoption of ASU 2017-04 did not have a material effect on the Company’s Consolidated Financial Statements.
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which was subsequently revised by ASU 2018-19 and ASU 2020-02. The ASU introduces a new model for assessing impairment on most financial assets. Entities will be required to use a forward-looking expected loss model, which will replace the current incurred loss model, which will result in earlier recognition of allowance for losses. The ASU will be effective for the Company’s first interim period of fiscal 2023. The Company continues to evaluate the impact of this ASU on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 attempts to simplify aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The ASU will be effective for the Company’s fiscal year ended 2022, and interim periods within fiscal year 2023. The Company does not expect the adoption of the standard to have a material impact on the Company’s consolidated financial statements.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
In January 2020, the FASB issued ASU 2020-01 - Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The new standard clarifies the interaction of accounting for the transition into and out of the equity method. The new standard also clarifies the accounting for measuring certain purchased options and forward contracts to acquire investments. The ASU will be effective for the Company’s first interim period of fiscal 2022. The Company does not anticipate a material impact on the Company’s Consolidated Financial Statements upon adoption.
In May 2021, the FASB issued ASU 2021-04 - Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Topic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which clarifies existing guidance for freestanding written call options which are equity classified and remain so after they are modified or exchanged in order to reduce diversity in practice. The standard applies prospectively to modifications or exchanges that occur after it is adopted. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not anticipate a material impact on the Company’s Consolidated Financial Statements upon adoption.

In October 2021, the FASB issued ASU 2021-08 - Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new standard improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. The new standard requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606 - Revenue from Contracts with Customers. The ASU will be effective for the Company’s first interim period of fiscal 2024. The standard should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company does not anticipate a material impact on the Company’s consolidated financial statements upon adoption.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
3.    ACQUISITIONS, DIVESTITURES AND ASSETS HELD FOR SALE
Acquisitions

During the year ended December 31, 2021, the Company completed the following business combinations and has allocated each purchase price as follows:

Purchase Price Allocation	CWG	Greenleaf	Total
Assets acquired:
Cash and cash equivalents	$828	$1,209	$2,037
Inventory	1,200	2,692	3,892
Other current assets	347	1,520	1,867
Capital assets, net	3,312	22,923	26,235
Operating lease right-of-use asset	1,584	2,819	4,403
Goodwill	1,182	18,618	19,800
Intangible assets, net - cannabis licenses	3,500	—	3,500
Intangible assets, net - customer relationships	1,000	—	1,000
Other non-current assets	40	190	230
Liabilities assumed:
Accounts payable and accrued liabilities	(464)	(1,829)	(2,293)
Taxes payable	(68)	(33)	(101)
Operating lease liability, current	(193)	(315)	(508)
Other current liabilities	3	(294)	(291)
Operating lease liability, non-current	(1,391)	(2,504)	(3,895)
Fair value of net assets acquired	$10,880	$44,996	$55,876

Consideration paid:
Settlement of pre-existing relationship	10,880	44,996	$55,876
Total consideration	$10,880	$44,996	$55,876
CWG
On April 30, 2021, a subsidiary of the Company acquired 100% of CWG Botanicals, Inc. (“CWG”), an adult-use cannabis cultivation and processing operations in the state of California. The completion of this acquisition expanded the Company’s footprint in California.
The consideration paid for CWG consisted of the settlement of a pre-existing relationship, which included a line of credit of $9,321 and the related interest receivable of $1,559, which were both previously recorded in Notes receivable, non-current on the Statements of Financial Position.
The purchase price allocation is based upon preliminary valuations and estimates and assumptions which are subject to change within the purchase price allocation period, generally one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the intangible assets acquired and the residual goodwill resulting from the transaction.
Greenleaf
On October 1, 2021, a subsidiary of the Company acquired of 100% of Greenleaf Apothecaries (“GLA”), Greenleaf Gardens (“GLG”), and Greenleaf Therapeutics (“GLT”), collectively known as “Greenleaf.” Greenleaf consists of cannabis cultivation, processing, and dispensary operations in the state of Ohio. The completion of this acquisition established Acreage’s footprint in the Ohio cannabis market.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
On July 2, 2018, the Company entered into purchase agreements for Greenleaf for the total purchase price of approximately $8,245 in cash, $6,096 in seller notes payable and 1.2 million shares of HSCP with an average fair value of $7.73 per share, which are convertible into shares of the Company. In addition, the Company extended a $31,200 line of credit and issued $12,500 in promissory notes to the Greenleaf entities. The consideration paid was made in exchange for: (a) the rights to acquire the Greenleaf entities upon state regulatory approval and; (b) master services agreements (“MSAs”) to operate the entities until such approval was granted and ownership interests were transferred. The purchase consideration paid represents the fair value of the intangible asset related to the MSA that was recorded on the Company’s Statement of Financial Position at the time of the transaction. The intangible asset was amortized over the life of the MSAs.
Upon closing, the Company repaid the remaining $3,300 worth of sellers notes payable and accrued interest and assumed $42,043 in notes and interest receivable owed to the Company by Greenleaf that was eliminated upon consolidation. Total consideration for the asset transfer transaction was $44,996, representing the sum of the $2,953 carrying value of intangible assets from the 2018 transaction and the liabilities assumed. As the Company owns 100% of Greenleaf, the subsidiary is accounted for on a consolidated basis as of the closing date. Refer to Notes 4, 6, and 10 for further discussion regarding the MSA intangible asset conversions, notes forgiven, and sellers notes repaid, respectively.
The purchase price allocation is based upon preliminary valuations and estimates and assumptions which are subject to change within the purchase price allocation period, generally one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the tangible and intangible assets acquired and the residual goodwill resulting from the transaction.
NCCRE
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

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
During the year ended December 31, 2020, the Company completed the following business combination, and has allocated the purchase price as follows:

Purchase Price Allocation	CCF
Assets acquired:
Cash and cash equivalents	$17
Inventory	1,969
Other current assets	3,164
Capital assets, net	4,173
Operating lease right-of-use asset	4,455
Goodwill	5,247
Intangible assets, net - cannabis licenses	10,000
Other non-current assets	10
Liabilities assumed:
Accounts payable and accrued liabilities	(228)
Taxes payable	(17)
Other current liabilities	(4,248)
Operating lease liability	(4,455)
Fair value of net assets acquired	$20,087

Consideration paid:
Cash	$10,000
Settlement of pre-existing relationship	10,087
Total consideration	$20,087
On June 26, 2020, a subsidiary of the Company acquired 100% of Acreage CCF New Jersey, LLC (“CCF”), a New Jersey vertically integrated medical cannabis nonprofit corporation.

The settlement of pre-existing relationship included in the transaction price includes a $7,952 line of credit as well as interest receivable of $2,135 which were both previously recorded in Notes receivable, non-current in the Consolidated Statements of Financial Position. The carrying value of these amounts approximated their fair value.
The purchase price allocation is based upon final valuations within the purchase price allocation period (generally one year from the acquisition date).
Divestitures
On December 16, 2021, a subsidiary of the Company sold all equity interests in Maryland Medicinal Research & Caring, LLC (“MMRC”) for an aggregate sale price of $1,500. MMRC is licensed to operate a medical cannabis dispensary in Baltimore, Maryland. The aggregate purchase price consisted of approximately $1,500 in cash which was remitted in two equal payments in August 2020 and January 2022. This resulted in a gain on sale of $132 recorded in Other income (loss), net on the Consolidated Statements of Operations for the year ended December 31, 2021. Additionally, the Company de-recognized indefinite-lived and finite-lived intangible assets held by MMRC of $801 related to cannabis licenses.
On April 27, 2021, a subsidiary of the Company sold all equity interests in Acreage Florida, Inc. (“Acreage Florida”), for an aggregate sale price of $60,000. Acreage Florida is licensed to operate medical cannabis dispensaries, a processing facility and a cultivation facility in the state of Florida. The aggregate sales price consisted of approximately $21,500 in cash, $7,000 of the buyer’s common stock, subject to a rolling lock up restriction period ending one year after the disposition date, with the lock up expiring in monthly 1/6th increments beginning October 27, 2021, and secured promissory notes totaling approximately $31,500. This resulted in a gain on sale of $11,682 recorded in Other income (loss), net on the Consolidated Statements of Operations for the year ended December 31, 2021. The Company subsequently sold the promissory notes and recognized a net loss of $2,000 as discussed in Note 6. Further, the Company de-recognized deferred tax liabilities related to indefinite-lived

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
intangible lived assets held by Acreage Florida of $6,044 as a result of the disposition in Other income (loss), net on the Consolidated Statements of Operations for the year ended December 31, 2021.
On May 8, 2020, a subsidiary of the Company sold all equity interests in Acreage North Dakota, LLC, a medical cannabis dispensary holder and operator, for $1,000. This resulted in a gain on sale of $217 recorded in Other income (loss), net on the Consolidated Statements of Operations for the year ended December 31, 2020.

Assets Held for Sale

The Company determined certain businesses and assets met the held-for-sale criteria. Upon classification of the disposal groups as held for sale, the Company tested each disposal group for impairment and recognized (recovery) and charges of $(8,616) and $11,003 within (Recovery) write down of assets held-for-sale on the Consolidated Statements of Operations for the years ended December 31, 2021 and December 31, 2020, respectively. Additionally, all assets and liabilities determined within these disposal groups were transferred into Assets held-for-sale and Liabilities related to assets held for sale on the Consolidated Statements of Financial Position as of December 31, 2021 and December 31, 2020.

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

The table below presents the preliminary fair values of the assets and liabilities classified as held for sale on the Consolidated Statement of Financial Position for the years ended December 31, 2021 and December 31, 2020, respectively, and are subject to change based on developments during the sales process.

	December 31, 2021
	Michigan(1)	Oregon(2)	Total
Cash	$—	$223	$223
Inventory	—	445	445
Notes receivable, current	—	31	31
Other current assets	—	9	9
Total current assets classified as held-for-sale	—	708	708
Capital assets, net	1,907	2,342	4,249
Operating lease right-of-use assets	—	1,695	1,695
Goodwill	—	2,191	2,191
Non-current assets	—	109	109
Total assets classified as held for sale	$1,907	$7,045	$8,952

Accounts payable and accrued liabilities	$—	$(639)	$(639)
Operating lease liability, current	—	(441)	(441)
Total current liabilities classified as held-for-sale	—	(1,080)	(1,080)
Operating lease liability, non-current	—	(787)	(787)
Total liabilities classified as held-for-sale	$—	$(1,867)	$(1,867)
(1) The Company was unsuccessful in finding a satisfactory buyer for certain of its Michigan locations. As a result, the assets at these specific locations no longer meet the criteria for being classified as held-for-sale and have been determined to be impaired (refer to Note 7 for further discussion).
(2) In February 2021, a subsidiary of the Company entered into a definitive agreement and management services agreement to sell an indoor cultivation facility in Medford, Oregon and a retail dispensary in Portland, Oregon, for total consideration of $3,000, to be paid in a series of tranches based on estimated regulatory approvals which are not expected to exceed 18 months. Additionally, in September 2021, a subsidiary of the Company entered into a definitive agreement and management services agreements to sell, upon regulatory approval, four retail dispensaries in Oregon for total consideration of $6,500, consisting of a $250 cash payment at the time of signing and a 10-month secured promissory note.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

	December 31, 2020
	Florida	Kanna, Inc.(1)	Maryland	Michigan	Oregon	Total
Inventory	$587	$—	$—	$—	$606	$1,193
Notes receivable, current	—	—	—	—	31	31
Other current assets	161	—	20	—	1	182
Total current assets classified as held-for-sale	748	—	20	—	638	1,406
Capital assets, net	7,137	1,156	286	7,469	2,342	18,390
Operating lease right-of-use assets	10,305	944	362	—	1,410	13,021
Intangible assets, net	26,190	970	802	—	—	27,962
Goodwill	—	—	—	—	2,192	2,192
Total assets classified as held for sale	$44,380	$3,070	$1,470	$7,469	$6,582	$62,971

Accounts payable and accrued liabilities	$(247)	$(132)	$(3)	$—	$(260)	$(642)
Taxes payable	—	1	—	—	(179)	(178)
Operating lease liability, current	(501)	(250)	(29)	—	(439)	(1,219)
Other current liabilities	(89)	—	—	—	—	(89)
Total current liabilities classified as held-for-sale	(837)	(381)	(32)	—	(878)	(2,128)
Operating lease liability, non-current	(14,107)	(610)	(325)	—	(988)	(16,030)
Deferred tax liabilities	—	—	—	—	4	4
Total liabilities classified as held-for-sale	$(14,944)	$(991)	$(357)	$—	$(1,862)	$(18,154)
(1) As of December 31, 2021, the Company was unsuccessful in finding a satisfactory buyer for Kanna, Inc. As a result, the assets no longer meet the criteria for being classified as held-for-sale and have been determined to be impaired (refer to Notes 4 and 7 for further discussion or related impairments).

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
4.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets
The following table details the intangible asset balances by major asset classes:

Intangibles	December 31, 2021	December 31, 2020
Finite-lived intangible assets:
Management contracts	$1,511	$19,580
Customer relationships	1,000	—
	2,511	19,580
Accumulated amortization on finite-lived intangible assets:
Management contracts	(493)	(5,262)
Customer relationships	—	—
	(493)	(5,262)
Finite-lived intangible assets, net	2,018	14,318

Indefinite-lived intangible assets
Cannabis licenses	117,677	124,665

Total intangibles, net	$119,695	$138,983
The intangible assets balance as of December 31, 2021 and 2020 excludes intangible assets reclassified to assets held for sale. Refer to Note 3 for further discussion. The average useful life of finite-lived intangible assets ranges from two to six years, with two and six years being the average useful life for management contracts and customer relationships, respectively.

Impairment of intangible assets

Indefinite-lived intangible assets are evaluated for potential impairment on at least an annual basis using the multi-period excess earnings method (“MPEEM”). MPEEM is a form of income approach used in valuing intangible assets that isolates discounted future cash flows specifically attributed to the intangible asset. During the year ended December 31, 2021 and 2020, the Company performed a quantitative analysis and concluded certain of the indefinite-lived cannabis licenses had a fair value below the carrying value. Accordingly, during the year ended December 31, 2021, the Company recognized impairment charges of $2,337 with respect to its indefinite-lived intangible assets at In Grown Farms, LLC 2 (“IGF”) and Kanna, Inc. Additionally, during the year ended December 31, 2020, the Company recognized impairment charges of $92,798 with respect to its indefinite-lived intangible assets Acreage Florida, Inc., Form Factory Holdings, LLC and Kanna, Inc., respectively. The charges are recognized in Impairments, net on the Consolidated Statements of Operations.

The Company evaluated the recoverability of finite-lived intangible assets to be held and used by comparing the carrying value of the assets to the future net undiscounted cash flows expected to be generated by the assets to determine if the carrying value is recoverable. If the carrying value is determined not to be recoverable, the present value of expected future cash flows is compared to the carrying value of the asset. An impairment is booked for the excess of carrying value over the discounted cash flows. During the year ended December 31, 2021, the Company recognized impairment charges of $4,891 with respect to its finite-lived intangible assets at Prime Alternative Treatment Center Consulting, LLC (“PATCC”) and Kanna, Inc. Additionally, during the year ended December 31, 2020, the Company recognized impairment charges of $8,324 with respect to its finite-lived intangible assets at Form Factory, CWG Botanicals, Inc. (“CWG”) and MA-SSBP. The charges are recognized in Impairments, net on the Consolidated Statements of Operations.

These impairments resulted in the recognition of a tax provision benefit and an associated reversal of deferred tax liabilities of $881 and $31,498 during the year ended December 31, 2021 and 2020, respectively.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
WCM Refinancing

On March 6, 2020, a subsidiary of the Company closed on a refinancing, transaction and conversion related to Northeast Patients Group, operating as Wellness Connection of Maine (“WCM”), a medical cannabis business in Maine, resulting in ownership of WCM by three individuals. In connection with the transaction, WCM converted from a non-profit corporation to a for-profit corporation. Refer to Note 6 for further discussion. Concurrently, a portion of the management contract was converted into a promissory note of $18,800 in Notes receivable, non-current on the Consolidated Statements of Financial Position in exchange for the previously held management contract. An impairment was determined as the differential between the net carrying value of the previously held management contract and the promissory note received in exchange. This resulted in an impairment loss to finite-lived intangible assets of $9,395 in Impairments, net on the Consolidated Statements of Operations for the year ended December 31, 2020.
Purchases and disposals of intangible assets

The Company purchased and disposed of intangible assets related to the CWG, Greenleaf, MMRC and Acreage Florida transactions. Refer to Note 3 for further discussion.
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
Amortization expense recorded during the years ended December 31, 2021, 2020 and 2019 was $7,752, $2,789 and $5,276, respectively.
Expected annual amortization expense for existing intangible assets subject to amortization at December 31, 2021 is as follows for each of the next five fiscal years:

Amortization of Intangibles	2022	2023	2024	2025	2026
Amortization expense	$751	$751	$751	$751	$313
Goodwill
The following table details the changes in the carrying amount of goodwill:

Goodwill	Total
December 31, 2019	$105,757
Acquisitions	5,247
Impairment	(76,890)
Transferred to held-for-sale	(2,192)
December 31, 2020	$31,922
Acquisitions	19,800
Impairment	(12,631)
Other adjustments(1)	4,219
December 31, 2021	$43,310
(1) Represents adjustments related to the remeasurement of certain deferred tax assets and related adjustments within the measurement period.
During the year ended December 31, 2021, the Company recognized impairment charges of $12,631 with respect to its goodwill related to Illinois and New Hampshire. The Company applied the discounted cash flow approach to determine the fair value of the reporting units. The charge is recognized in Impairments, net on the Consolidated Statements of Operations.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
During the year ended December 31, 2020, the Company recognized impairment charges of $65,304 with respect to its goodwill related to Form Factory. The Company applied the discounted cash flow approach to determine the fair value of the reporting units. The charge is recognized in Impairments, net on the Consolidated Statements of Operations.
Pursuant to the WCM refinancing described above, the Company recognized an impairment loss to goodwill of $11,586 on Impairments, net on the Consolidated Statements of Operations for the year ended December 31, 2020. This was determined as the differential between the net carrying value of the previously held management contract and the promissory note received in exchange.
5.    INVESTMENTS
The carrying values of the Company’s investments in the Consolidated Statements of Financial Position as of December 31, 2021 and 2020 are as follows:

Investments	December 31, 2021	December 31, 2020
Investments held at FV-NI	35,226	34,126
Total long-term investments	$35,226	$34,126
Income (loss) from investments, net in the Consolidated Statements of Operations during the years ended December 31, 2021, 2020 and 2019 is as follows:

Investment income (loss)	Year Ended December 31,
	2021	2020	2019
Short-term investments	$—	$—	$738
Investments held at FV-NI	(3,549)	1,158	(2,218)
Equity method investments	—	(1,060)	1,000
Income (loss) from investments, net	$(3,549)	$98	$(480)
Short-term investments
The Company from time to time invests in U.S. Treasury bills which are classified as held-to-maturity and measured at amortized cost. These range in original maturity from three to six months, and bear interest ranging from 2.2% - 2.4%. During the years ended December 31, 2021 and 2020 the Company did not hold any short-term investments.
Investments held at FV-NI

The Company has investments in equity of several companies that do not result in significant influence or control. These investments are carried at fair value, with gains and losses recognized in the Consolidated Statements of Operations.
In November 2020, the Company completed an exchange of all its equity interests in GreenAcreage Real Estate Corp. (“GreenAcreage”) and its equity method investment in the management company of GreenAcreage in exchange for land and building previously accounted for as a failed sales-leaseback transaction (refer to Notes 7 and 14 for further discussion).
As further described under the “6.10% Secured debenture due September 2030” in Note 10, on September 23, 2020, a subsidiary of the Company, Universal Hemp, LLC ("Universal Hemp") was advanced gross proceeds of $50,000 (less transaction costs) pursuant to the terms of a secured debenture. The Company subsequently engaged an investment advisor, which under the investment advisor's sole discretion, on September 28, 2020 invested $34,019 of these proceeds on behalf of Universal Hemp. As a result, Universal Hemp acquired 34,019 class B units, at $1 par value per unit, which represented 100% financial interest in an Investment Partnership, a Canada-based limited partnership. An affiliate of the Institutional Investor holds Class A units of the Investment Partnership. The general partner of the Investment Partnership is also an affiliate of the Institutional Investor. The Class B units are held by the Investment Advisor as an agent for Universal Hemp.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Universal Hemp, through its investment with the Investment Advisor, was originally determined to hold significant influence in the Investment Partnership in accordance with ASC 810 due to (1) the economic financial interest, and (2) the entitlement to matters as they pertain to ‘Extraordinary Resolution’ items as defined within the Investment Partnership Agreement. As a result, the Company accounted for the investment in the Investment Partnership under the equity method until December 2020. Refer to Note 10 for further discussion. In December 2020, as the Company no longer held significant influence due to the removal of the Extraordinary Resolution entitlements and other revisions in the Investment Partnership Agreement. As a result, the Company changed its accounting for the Investment Partnership to recognize the investment at fair value, with gains and losses recognized in the Consolidated Statements of Operations.
6.     NOTES RECEIVABLE

Notes receivable as of December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Promissory notes receivable	$27,260	$39,128
Line of credit receivable	12,609	55,043
Interest receivable	2,834	5,762
Allowance for notes and interest receivables	(8,036)	—
Total notes receivable	$34,667	$99,933
Less: Notes receivable, current	7,104	2,032
Notes receivable, non-current	$27,563	$97,901
Interest income on notes receivable during the years ended December 31, 2021, 2020 and 2019 totaled $4,824, $6,695 and $3,978, respectively.
The Company has determined that the collectability of certain notes receivables is doubtful based on information available. As of December 31, 2021, the Company’s allowance for notes receivable of $8,036 includes $6,046 of principal outstanding and $1,990 of accrued interest, and represents the full value of such loan balances. As of December 31, 2020, the Company’s allowance for notes receivable was nil For the years ended December 31, 2021, 2020, and 2019, the Company recognized losses of $7,869, $8,161, and nil, respectively, in Loss on notes receivable on the Consolidated Statements of Operations.
Activity during the year ended December 31, 2021

On April 27, 2021, the Company received three secured promissory notes in the aggregate amount of $31,500 related to the sale of Acreage Florida. Of the $31,500 in promissory notes, a promissory note for $3,500 was collected during the year ended December 31, 2021, and in June 2021, the remaining two promissory notes totaling $28,000 were sold in a related party transaction to Viridescent Realty Trust, Inc. (“Viridescent”) for cash proceeds of $26,000. This sale resulted in a loss of $2,000 recorded in Other income (loss), net on the Consolidated Statements of Operations. Refer to Notes 3 and 14 for further discussion.

On October 1, 2021, the Company completed the acquisition of Greenleaf, an operator of cultivation, processing and retail facilities in Ohio. As a result of the acquisition, notes receivable and interest receivable of $42,043 related to Greenleaf were assumed and eliminated. This consisted of a $9,565 promissory note, which was comprised of principal and interest receivable of $9,554 and $11, respectively, and a $32,478 line of credit, which was comprised of the amount borrowed and interest receivable of $29,422 and $3,056, respectively. Refer to Note 3 for further discussion of the Greenleaf acquisition.

On April 30, 2021, a subsidiary of the Company acquired 100% of CWG, and the amounts outstanding under the line of credit were converted into equity in CWG. Refer to Note 3 for further discussion.

In March 2021, the Company entered into a revised consulting services and line of credit agreement with PATCC, whereby previously unrecognized management fees were settled for $2,500, which was recognized in Other revenue, net on Consolidated Statements of Operations during the year ended December 31, 2021. Pursuant to the revised line of credit agreement, the line of credit is non-interest bearing and will be repaid on a payment schedule with seven payments in the aggregate amount of $7,150 through June 2023.

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
In order to fund the transaction of WCM, a subsidiary of the Company created a new Maine corporation, named Maine HSCP, Inc. (“Maine HSCP”). At closing, a subsidiary of the Company contributed $5,700 to Maine HSCP, and then sold 900 shares of Maine HSCP, constituting all of the outstanding equity interests of Maine HSCP, to three qualifying individuals in exchange for promissory notes of $1,900 each. Each note is secured by a pledge of the shares in Maine HSCP, and payment of the note is to be made solely from dividends paid to the shareholder by Maine HSCP, except for amounts to be paid to the shareholder to cover tax obligations. As of December 31, 2020, the Company recorded a holdback reserve of $917 for the State of Maine as a result of finalization of valuation by the State. The Company’s relevant subsidiary has the option, exercisable at any time, to buy back the shares, at the higher of fair market value or the remaining balance under the promissory notes. The individuals also have the right at any time to put the shares to the Company’s subsidiary on the same terms. The net equity impact to the Company was nil, and the option described above is only redeemable if permissible pursuant to Maine regulations. During the year ended December 31, 2021, the Company paid $500 to the State of Maine and $417 to the former owners as a result of the $917 holdback, thereby relieving the reserve on the Company’s Consolidated Statement of Financial Position.
During the year ended December 31, 2020, the Company wrote off a convertible promissory note receivable and the accrued interest of $8,000 and $161, respectively, from an unrelated third party as the Company determined that the note was not collectible and recorded a loss of $8,161 in Loss on notes receivable on the Consolidated Statements of Operations. On November 12, 2021, the Company sold the convertible note receivable for $4,200 in cash proceeds. This sale resulted in a miscellaneous income of $4,200 recorded in Other income (loss), net on the Consolidated Statements of Operations.
On June 26, 2020, a subsidiary of the Company acquired 100% of CCF, and the $7,952 line of credit and interest receivable of $2,135 were assumed and eliminated. Refer to Note 3 for further discussion.
7.    CAPITAL ASSETS, net
Net property, plant and equipment consisted of:

	December 31, 2021	December 31, 2020
Land	$3,777	$3,811
Building	43,921	34,114
Right-of-use asset, finance leases	5,077	5,077
Construction in progress	7,644	13,697
Furniture, fixtures and equipment	31,325	18,062
Leasehold improvements	51,646	23,681
Capital assets, gross	$143,390	$98,442
Less: accumulated depreciation	(16,593)	(9,306)
Capital assets, net	$126,797	$89,136
In August 2021, the Company’s Sewell facility in New Jersey was negatively impacted by a tornado formation from Hurricane Ida. The unusually severe weather conditions caused widespread damage and resulted in a $9,130 loss to capital assets, which has been offset by insurance proceeds of $7,000. The net loss of $2,130 was recognized in Impairments, net on the Consolidated Statements of Operations for the year ended December 31, 2021.
During the year ended December 31, 2021, the Company determined that it was unable to sell certain Held-for-Sale assets for acceptable proceeds and, as such, these assets were reclassified as Held-and-Used. The determination and reclassification of

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
these assets was considered a triggering event for capital asset impairment testing. Upon assessment, these specific capital assets were not considered to have future economic value and were to be abandoned immediately as they were not in use while being held-for-sale. As such, the fair value of the assets was considered to be nil and the Company recognized an impairment charge of $6,719. Further, as the Company assesses its operating entities from time to time, the Company determined that additional capital assets were also not considered to have future economic value and were to be abandoned immediately. As such, the fair value of the assets was considered to be nil and the Company recognized an impairment charge of $3,189. The total impairment charge of $9,908 was recognized in Impairments, net on the Consolidated Statements of Operations for the year ended December 31, 2021. Refer to Note 3 for further discussion on changes in Held-for-Sale entities during the year ended December 31, 2021.
During the year ended December 31, 2020, the Company sold parcels of land for an aggregate sale price of $2,166. In connection with these transactions, the Company recorded a loss on sale of $981 in Other loss, net on the Consolidated Statements of Operations.
Depreciation of capital assets for the years ended December 31, 2021, 2020 and 2019 includes $3,364, $3,381, and $2,317 of depreciation expense, and $4,206, $2,479, and $1,556 that was capitalized to inventory, respectively.
Sale-leasebacks

During the year ended December 31, 2019, the Company sold and subsequently leased back several of its capital assets in a transaction with GreenAcreage, a related party (refer to Note 14 for further discussion). The Company sold assets and subsequently leased them back for total proceeds of $19,052. The subsequent leases met the criteria for finance leases, and as such, the transactions do not qualify for sale-leaseback treatment. The “sold” assets remain within land, building and leasehold improvements, as appropriate, for the duration of the lease and a financing liability equal to the amount of proceeds received is recorded within debt (refer to Note 10 for further discussion). Upon lease termination, the sale will be recognized by removing the remaining carrying values of the capital assets and financing liability, with any difference recognized as a gain.
In November 2020, the Company completed an exchange of all its equity interests in GreenAcreage and its equity method investment in the management company of GreenAcreage in exchange for land and building previously accounted for as a failed sales-leaseback transaction and recognized a gain of $1,473 in Other income (loss), net on the Consolidated Statements of Operations.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
8.    LEASES
The Company leases land, buildings, equipment and other capital assets which it plans to use for corporate purposes in addition to the production and sale of cannabis products. Leases with an initial term of 12 months or less are not recorded on the Consolidated Statements of Financial Position and are expensed in the Consolidated Statements of Operations on the straight-line basis over the lease term. The Company does not have any material variable lease payments, and accounts for non-lease components separately from leases.

Balance Sheet Information	Classification	December 31, 2021	December 31, 2020
Right-of-use assets
Operating	Operating lease right-of-use assets	$24,598	$17,247
Finance	Capital assets, net	4,522	4,776
Total right-of-use assets		$29,120	$22,023

Lease liabilities
Current
Operating	Operating lease liability, current	$2,145	$1,492
Non-current
Operating	Operating lease liability, non-current	24,255	16,609
Financing	Debt, non-current	5,245	5,174
Total lease liabilities		$31,645	$23,275

Statement of Operations Information	Classification	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Short-term lease expense	General and administrative	$241	$1,258	$1,262

Operating lease expense	General and administrative	4,437	6,252	5,351
Finance lease expense:
Amortization of right of use asset	Depreciation and amortization	254	161	122
Interest expense on lease liabilities	Interest expense	757	820	290
Sublease income	Other income (loss), net	—	(37)	(110)
Net lease cost		$5,448	$7,196	$5,653

Statement of Cash Flows Information	Classification	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for operating leases	Net cash used in operating activities	$4,083	$6,130	$3,667
Cash paid for finance leases - interest	Net cash used in operating activities	$680	$1,316	$223

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The following represents the Company’s future minimum payments required under existing leases with initial terms of one year or more as of December 31, 2021:

Maturity of lease liabilities	Operating Leases(1)	Finance Leases
2022	$4,892	$701
2023	4,822	722
2024	4,536	743
2025	4,553	766
2026	4,452	789
Thereafter	20,469	12,487
Total lease payments	$43,724	$16,208
Less: interest	16,096	10,963
Present value of lease liabilities	$27,628	$5,245

Weighted average remaining lease term (years)	8	13
Weighted average discount rate	10%	12%
(1) Includes minimum payments under existing operating leases currently classified as held-for-sale (refer to Note 3 for further discussion).

As of December 31, 2021, the Company entered into a lease agreement that has not yet commenced. The Company will determine the classification at the commencement date for this lease, but currently expects the lease to be classified as an operating lease. The lease term covers a ten-year period, with base rent of $360 per year, which increases by 3.00% per year for years two through ten.

9.    INVENTORY
The Company’s inventory balance consists of the following:

	December 31, 2021	December 31, 2020
Retail inventory	$3,331	$1,803
Wholesale inventory	28,643	18,055
Cultivation inventory	6,367	2,317
Supplies & other	3,463	1,540
Total	$41,804	$23,715

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
10.    DEBT
The Company’s debt balances consist of the following:

Debt balances	December 31, 2021	December 31, 2020
3.70% Loan due December 2021	$—	$470
Seller's notes	—	2,581
Financing liability (failed sales leaseback)	15,253	15,253
Finance lease liabilities	5,245	5,174
3.55% Credit facility due March 2022	—	20,043
3.55% Credit facility due June 2021	—	22,169
7.50% Loan due April 2026	30,763	32,124
6.10% Secured debenture due September 2030	46,050	46,085
10.00% Note due July 2021	—	2,000
15.00% Loan due October 2024	—	22,870
22.81% Loan due May 2022	—	4,438
Note due December 2024	4,750	7,250
9.75% Credit facilities due January 2026	68,673	—
Total debt	$170,734	$180,457
Less: current portion of debt	1,583	27,139
Total long-term debt	$169,151	$153,318
The Company issued $81,407 and 160,587 of debt during the years ended December 31, 2021 and 2020, respectively, relating to project financing and debt refinancing arrangements. The Company repaid $91,039 and $25,821 of long-term debt during the years ended December 31, 2021 and 2020, respectively, relating to project financing and debt refinancing arrangements.
Scheduled maturities of debt, excluding amortization of discount and issuance costs, are as follows:

2022	$1,583
2023	$—
2024	$3,167
2025	$—
Thereafter	$178,498
During the years ended December 31, 2021, 2020, and 2019, the Company incurred interest expense of $19,964, $15,853, and $1,194, respectively, on the Consolidated Statements of Operations. Interest expense for the year ended December 31, 2021 included debt discount amortization of $1,113 and amortization of debt issuance costs of $2,528. As of December 31, 2021, the Company had unamortized discount and debt issuance costs of $6,194 and $6,320 respectively, which is netted against the gross carrying value of long-term debt in Debt, non-current on Consolidated Statements of Financial Position. Additionally, as of December 31, 2021 and 2020, the Company had accrued interest of $1,432 and $3,504, respectively, within Interest payable on the Consolidated Statements of Financial Position.
3.70% Loan due December 2021
A consolidated subsidiary entered into a $550 secured loan with a financial institution for the purchase of a building. The building is leased to the subsidiary. The secured loan carries a fixed interest rate of 3.7% and was due in December 2021. In connection with the Company acquiring the remaining non-controlling interests in the subsidiary, the secured loan was repaid in March 2021. Refer to Note 3 for further discussion.
Seller’s notes

The Company issued Seller’s notes payable in connection with several transactions, bearing interest at rates ranging from 3.5% to 10%. The Company repaid the outstanding balance in full in October 2021.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Financing liability (failed sales leaseback)

In connection with the Company’s failed sale-leaseback transaction (refer to Note 7 for further discussion), a financing liability was recognized equal to the cash proceeds received. The Company will recognize the cash payments made on the lease as interest expense, and the principal will be de-recognized upon expiration of the lease.

Previous related party debt
During the year ended December 31, 2019, Kevin Murphy, the Chairman of the Board of Directors (i.e., a related party), made a non-interest bearing loan of $15,000 to Acreage. In January 2020, Mr. Murphy made an additional non-interest bearing loan of $5,000 to Acreage. These amounts were subsequently repaid in March 2020.
In October 2020, Mr. Murphy made an interest bearing loan of $2,100 to the Company, bearing interest at 9.9% per annum. This amount was subsequently repaid in November 2020.
3.55% Credit facilities due June 2021 and March 2022
On March 11, 2020, the Company borrowed $21,000 from an institutional lender pursuant to a credit facility. The credit facility permits the Company to borrow up to $100,000, which may be drawn down by the Company in four tranches, maturing two years from the date of the first draw down. The Company will pay an annual interest rate of 3.55% on the first advance of debt for a term of two years. The borrowed amounts under the credit facility are fully collateralized by $22,000 of restricted cash, which was borrowed pursuant to the loan transaction described below. Any additional draws must be fully cash collateralized as well.
Also on March 11, 2020, the Company closed $22,000 in borrowings pursuant to a loan transaction with a third party lender. The maturity date is 366 days from the closing date of the loan transaction. The Company will pay monthly interest on the collateral in the form of 27 SVS through the maturity date. The Lender may put any unsold interest shares to the Company upon maturity at a price of $4.50 per share. Kevin Murphy, the Chairman of the Board of Directors, loaned $21,000 of the $22,000 borrowed by the Company to the Lender. The loan is secured by the non-U.S. intellectual property assets, a cannabis state license and 12,000 SVS shares of the Company.
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
On March 7, 2021, the Company extended the maturity date related to the $22,000 in borrowings with the Lender to March 31, 2021. On March 29, 2021, the Company further extended the maturity date of Tranche B of the loan transaction with the third party lender, which is $21,000 of the $22,000 aggregate amount of the loan transaction, to June 30, 2021. Tranche A of the loan transaction, which is $1,000 of the $22,000 aggregate amount of the loan transaction, was subsequently repaid in April 2021. The lender of Tranche A of the loan transaction did not exercise their redemption right for the Company to repurchase the interest shares within the redemption period. Accordingly, the liability was reclassified into equity in April 2021.
On June 15, 2021, the Company subsequently repaid all amounts outstanding under the 3.55% credit facility. Additionally, Tranche B of the loan transaction with the IP Investment Company was subsequently repaid in June 2021.
15.00% Convertible debenture due May 2021

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
On September 29, 2020, the Company retired the convertible debenture, utilizing the proceeds received from the 7.5% Loan due 2026 entered into on the same date as described below under “6.10% Secured debenture due September 2030.”
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
60.00% Loan due October 2020

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
6.10% Secured debenture due September 2030

On September 23, 2020, pursuant to the implementation of the Amended Arrangement (Refer to Note 13 for further discussion), a subsidiary of Canopy Growth advanced gross proceeds of $50,000 (less transaction costs of approximately $4,025) to Universal Hemp, an affiliate of the Company, pursuant to the terms of a secured debenture (“6.1% Loan”). In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. An additional $50,000 may be advanced pursuant to the debenture subject to the satisfaction of certain conditions by Universal Hemp. The debenture bears interest at a rate of 6.1% per annum, matures 10 years from the date hereof or such earlier date in accordance with the terms of the debenture and all interest payments made pursuant to the debenture are payable in cash by Universal Hemp. The debenture is not convertible and is not guaranteed by Acreage.
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
On September 28, 2020, the Company received gross proceeds of $33,000 (less transaction costs of approximately $959) from an affiliate of the Institutional Investor (the “Lender”) and used a portion of the proceeds of this loan to retire its short-term

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
$11,000 convertible note (as described above) and its short-term note aggregating approximately $18,000 in October 2020, with the remainder being used for working capital purposes. The loan is unsecured, matures in 3 years and bears interest at a 7.5% annual interest rate. The Lender is controlled by the Institutional Investor. The Investment Partnership is the investor in the Lender. On December 16, 2021, the Company paid an amendment fee of $413 to extend the maturity date from September 28, 2023 to April 2, 2026. The amendment was treated as a debt extinguishment.

10.00% Note due July 2021

In October 2020, a third party lender extended a promissory note of $2,000 to the Company bearing interest at 10% per annum. The promissory note matured on July 5, 2021 and the outstanding principal was repaid in full.
15.00% Loan due October 2024

In October 2020, the Company’s subsidiary received initial commitments and funding from a syndicate of lenders for gross proceeds of $28,000 (before origination discounts and issuance costs of approximately $840 and $1,136, respectively) pursuant to a senior secured term loan facility at an annual interest rate of 15% with a maturity of 4 years from closing. The total amount available under the senior secured term loan facility was $70,000. On December 16, 2021, this loan was repaid in full.
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

22.81% Loan due May 2022

In November 2020, the Company entered into a loan agreement with a cannabis-focused real estate investment trust for a construction financing loan in the amount of $13,320 (with transaction costs of approximately $1,399). The loan agreement provided for an annual interest rate of 16% and a term of 18 months. The loan was used to complete the expansion of the Company’s cultivation and processing facility in Illinois (the “Illinois Property”). The loan was secured by the Illinois Property and was subject to periodic advances to the Company to fund the completion of improvements or real property collateral or fund other amounts as permitted under the loan agreement. On December 16, 2021, this loan was repaid in full.
Note due December 2024

In November 2020, the Company issued a promissory note with a third party, which is non-interest bearing and payable based on a payment schedule with ten payments in the aggregate amount of $7,750 through December 31, 2024, as a result of a settlement described under the “CanWell Dispute” in Note 13.
9.75% Credit facilities due January 2026
On December 16, 2021 the Company entered into a $150,000 senior secured credit facility with a syndicate of lenders consisting of a $75,000 initial draw, a $25,000 delayed draw that must be advanced within 12 months and a $50,000 committed accordion facility that is available after December 1, 2022, provided certain financial covenants are met, and with a maturity of January 1, 2026. Upon closing, gross proceeds of $75,000 were drawn (before origination discounts and issuance costs of approximately $4,000 and $1,500, respectively, which were capitalized).

The loan is secured by pledged equity interests and substantially all of the assets of the Company. Advances under the facility bear interest at 9.75% per annum (plus an additional 1.0% per annum until certain collateral assignment agreements are delivered) and undrawn amounts (excluding the committed accordion facility until it is available) bear interest at 3.0% per annum. The loan is subject to various financial covenants, including a fixed charge coverage ratio and two leverage ratios. Commencing with the receipt of the of the loan, mandatory prepayments are required from net proceeds of certain sale or disposition activities or unused insurance proceeds from the Sewell impairment, as defined by the Credit Agreement.

As of December 31, 2021, the $25,000 delayed draw was not drawn upon. Refer to Note 14 for further discussion of the syndicated related party lender.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
11.    SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
The table below details the change in Pubco shares outstanding by class for the year ended December 31, 2021:

Shareholders’ Equity	Fixed Shares	Floating Shares	Fixed Shares Held in Treasury	Floating Shares Held in Treasury	Fixed Multiple Shares	Total Shares Outstanding
December 31, 2020	71,346	30,628	(589)	(253)	118	101,250
Issuances	2,573	2,014	—	—	—	4,587
NCI conversions	746	320	—	—	—	1,066
December 31, 2021	74,665	32,962	(589)	(253)	118	106,903
During the year ended December 31, 2021, the Company issued 61 Fixed Shares and 28 Floating Shares as compensation for consulting services expense of $300, recorded in Other equity transactions on the Consolidated Statements of Shareholders’ Equity. Additionally, during the year ended December 31, 2021, the Company issued 6 Fixed Shares and 3 Floating Shares related to the 3.55% Credit facility and collateral borrowings, recorded in on the Consolidated Statements of Shareholders’ Equity.
Warrants

A summary of the warrants activity outstanding is as follows:

Warrants	Fixed Shares	Floating Shares
December 31, 2020	7,131	3,087
Expired	(1,314)	(563)
December 31, 2021	5,817	2,524

During the year ended December 31, 2020, the Company issued 6,085 special warrants priced at $4.93 per unit in conjunction with a private placement investment transaction. The special warrants were subsequently exercised into one unit comprised of one SVS and one SVS purchase warrant with an amended exercise price of $4.00 and a five-year term, as discussed in Note 13. Further, the Company issued an aggregate of 1,557 Fixed Share and 698 Floating Share warrants in conjunction with the senior secured credit term loan facility. Each warrant is exercisable for one Fixed Share and one Floating Share, respectively. The exercise price of each Fixed and Floating Share warrant is $3.15 and $3.01, respectively. The warrants are exercisable for a period of 4 years. Refer to Note 10 for further discussion.

The weighted-average remaining contractual life of the warrants outstanding is approximately 3 years. There was no aggregate intrinsic value for warrants outstanding as of December 31, 2021.
Non-controlling interests - convertible units
The Company has NCIs in consolidated subsidiaries USCo2 and HSCP. The non-voting shares of USCo2 and HSCP units make up substantially all of the NCI balance as of December 31, 2021 and are convertible for either 0.7 of a Fixed Share and 0.3 of a Floating Share of Pubco or cash, as determined by the Company. Summarized financial information of HSCP is presented below. USCo2 does not have discrete financial information separate from HSCP.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

HSCP net asset reconciliation		December 31, 2021	December 31, 2020
Current assets		$113,011	$144,938
Non-current assets		375,807	410,269
Current liabilities		(29,256)	(80,649)
Non-current liabilities		(195,791)	(171,485)
Other NCI balances		(718)	(742)
Accumulated equity-settled expenses		(226,596)	(206,315)
Net assets		$36,457	$96,016
HSCP/USCo2 ownership % of HSCP		17.24%	18.68%
Net assets allocated to USCo2/HSCP		$6,285	$17,936
Net assets attributable to other NCIs		718	742
Total NCI		$7,003	$18,678

	Year Ended December 31,
HSCP Summarized Statement of Operations	2021	2020	2019
Net loss allocable to HSCP/USCo2	$(57,572)	$(372,386)	$(191,511)
HSCP/USCo2 weighted average ownership % of HSCP	17.66%	19.66%	23.44%
Net loss allocated to HSCP/USCo2	$(10,167)	$(73,211)	$(44,890)
Net loss allocated to other NCIs	20	(319)	(4)
Net loss attributable to NCIs	$(10,147)	$(73,530)	$(44,894)
As of December 31, 2021, USCo2’s non-voting shares owned approximately 0.51% of HSCP units. USCo2’s capital structure is comprised of voting shares (approximately 71.33%), all of which are held by the Company, and of non-voting shares (approximately 28.67%) held by certain former HSCP members. Certain executive employees and profits interests holders own approximately 16.73% of HSCP units. The remaining 82.76% interest in HSCP is held by USCo and represents the members’ equity attributable to shareholders of the parent.
During the years ended December 31, 2021 and 2020, the Company had several transactions with HSCP and USCo2 that changed its ownership interest in the subsidiaries but did not result in loss of control. These transactions included business acquisitions and the redemption of HSCP and USCo2 convertible units for Pubco shares (as shown in the table below), and resulted in a $1,063 and $3,395 allocation from NCI to shareholders' equity for the years ended December 31, 2021 and 2020, respectively.
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
12.    EQUITY-BASED COMPENSATION EXPENSE
Equity-based compensation expense recognized in the Consolidated Statements of Operations for the periods presented is as follows:

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Equity-based compensation expense	Year Ended December 31,
	2021	2020	2019
Equity-based compensation - Plan	$19,946	$74,763	$86,002
Equity-based compensation - Other	—	17,301	11,536
Total equity-based compensation expense	$19,946	$92,064	$97,538
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
Pursuant to the Amended Arrangement, the Company retained the Plan described above, the upper limit of issuances being up to an amount equal to 15% of the issued and outstanding Fixed Shares and Floating Shares of the Company. As of December 31, 2021, the Company had 10,932 shares authorized and available for grant under the Plan.
Restricted Share Units (“RSUs”)

	Fixed Shares		Floating Shares
Restricted Share Units (Fair value information expressed in whole dollars)	RSUs	Weighted Average Grand Date Fair Value	RSUs	Weighted Average Grand Date Fair Value
Unvested, January 1, 2021	5,119	$9.24	2,688	$7.83
Granted	993	$3.02	385	$2.57
Forfeited	(496)	$3.79	(182)	$3.85
Vested	(2,428)	$10.35	(1,629)	$7.37
Unvested, December 31, 2021	3,188	$7.30	1,262	$7.39
Vested and unreleased(1)	130	$9.54	167	$4.39
Outstanding, December 31, 2021	3,318	$7.39	1,429	$7.04
(1) RSUs that are vested and unreleased represent RSUs that are pending delivery.
RSUs of the Company generally vest over a period of three years and RSUs granted to certain executives vest based on achievement of specific performance conditions. In certain situations for specified individuals, RSUs vest on an accelerated basis on separation. The fair value for RSUs is based on the Company’s share price on the date of the grant. The Company recorded $16,012, $37,801, and $59,627 as Equity-based compensation expense on Consolidated Statements of Operations during the years ended December 31, 2021, 2020 and 2019, respectively. The fair value of RSUs vested during the years ended December 31, 2021 and 2020 was $15,917 and $10,779, respectively.
The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs as of December 31, 2021 and was approximately 2 years and $6,737, respectively. Unrecognized compensation expense related to these awards at December 31, 2021 was $29,165 and is expected to be recognized over a weighted average period of approximately 2 years.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Stock options

	Fixed Shares		Floating Shares
Stock Options (Exercise price expressed in whole dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, January 1, 2021	1,556	$11.18	1,818	$3.12
Granted	45	$6.28	636	$2.98
Forfeited	(72)	$10.39	(40)	$4.05
Options outstanding, December 31, 2021	1,529	$11.07	2,414	$3.06

Options exercisable, December 31, 2021	1,059	$14.22	1,702	$3.19
Stock options of the Company generally vest over a period of three years and options granted to certain executives vest based on achievement of specific performance conditions. Stock options of the Company have an expiration period of 5 or 10 years from the date of grant. The weighted average contractual life remaining for Fixed Share options outstanding and exercisable as of December 31, 2021 was approximately 6 and 7 years, respectively. The weighted average contractual life remaining for Floating Share options outstanding and exercisable as of December 31, 2021 was approximately 5 and 5 years, respectively. The Company recorded $3,934, $36,962 and $26,375 as Equity-based compensation expense on Consolidated Statements of Operations during the years ended December 31, 2021, 2020 and 2019, respectively, in connection with these awards.

As of December 31, 2021, unamortized expense related to stock options totaled $1,313 and is expected to be recognized over a weighted-average period of approximately 1 year. As of December 31, 2021, the aggregate intrinsic value for unvested options and for vested and exercisable options was nil, respectively.

The fair values of Subordinate Voting Share, Fixed Share and Floating Share options granted were calculated using a Black-Scholes model with the following assumptions:

Black-Scholes inputs	Year Ended December 31, 2019	January 1, 2020 to September 22, 2020	September 23, 2020 to December 31, 2020		Year Ended December 31, 2021
	SVS	SVS	Fixed	Floating	Fixed	Floating
Weighted average grant date fair value range	$4.76 - $16.72	$3.79	$1.06 - $1.63	$0.92 - $1.06	$2.74 - $3.77	$0.26 - $1.55
Assumption ranges:
Risk-free rate	1.50% - 2.60%	1.60%	0.20%	0.20%	0.60%	0.60% - 0.70%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Expected term (in years)	6	6	3.25 - 3.5	2.5 - 3.5	3.5	3.50 - 4.08
Expected volatility	75% - 85%	75%	75%	75%	75%	65%

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
Equity-based compensation - other
HSCP C-1 Profits Interests Units (“Profits Interests”)
These membership units qualify as profits interests for U.S. federal income tax purposes and were accounted for in accordance with ASC 718 - Compensation - Stock Compensation. HSCP amortizes awards over the relevant service period and until awards are fully vested.
The Company recorded $70 and $369 as Equity-based compensation expense on Consolidated Statements of Operations in connection with these awards during the years ended December 31, 2020 and 2019, respectively. The fair value of Profits Interests vested during the years ended December 31, 2020 and 2019 was $1,239 and $13,141, respectively. All of the Profits

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Interests vested during the year ended December 31, 2020 and there were no unvested units or related equity-based compensation expense associated with the year ended December 31, 2021.
Restricted Shares (“RSs”)
In connection with the Company’s acquisition of Form Factory, 1,369 restricted shares with a grant date fair value of $20.45 were issued to former employees of Form Factory subject to future service conditions, which fully vest 24 months from the acquisition date. The fair value for RSs is based on the Company’s share price on the date of the grant. In connection with these awards, the Company recorded equity-based compensation expense of $17,231 and $9,528 on Consolidated Statements of Operations during the years ended December 31, 2020 and 2019, respectively. There was no associated equity-based compensation expense related to RSs during the year ended December 31, 2021.
Employee settlement
During the year ended December 31, 2019, the Company issued 82 Subordinate Voting Shares and recognized $1,639 of equity-based compensation expense in settlement of post-employment expenses.
13.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company provides revolving lines of credit to several of its portfolio companies. As of December 31, 2021, our maximum obligation under these arrangements is $79,850. Refer to Note 6 for further discussion of the balance funded and outstanding.

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

Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of December 31, 2021, for which no liabilities are recorded on the Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of December 31, 2021 and 2020, such amounts were not material.
Contingencies
As of December 31, 2021, the Company has consulting fees payable in Fixed Shares and Floating Shares which are contingent upon successful acquisition of certain state cannabis licenses. The Company had maximum obligations of $8,750 and 238 Fixed Shares and 102 Floating Shares. No reserve for the contingencies has been recorded as of December 31, 2021.
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries is in compliance with applicable local and state regulations as of December 31, 2021, cannabis regulations continue to evolve and are subject to

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
The Company and its subsidiaries may be, from time to time, subject to various administrative, regulatory and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable, and the contingent liability can be reasonably estimated.
New York outstanding litigation

On November 2, 2018, EPMMNY LLC (“EPMMNY”) filed a complaint in the Supreme Court of the State of New York, County of New York, asserting claims against 16 defendants, including NYCANNA, Impire State Holdings LLC, NY Medicinal Research & Caring, LLC (each, a wholly-owned subsidiary of High Street) and High Street. The Index Number for the action is 655480/2018. EPMMNY alleges that it was wrongfully deprived of a minority equity interest and management role in NYCANNA by its former partner, New Amsterdam Distributors, LLC, which attempted to directly or indirectly sell or transfer EPMMNY’s alleged interest in NYCANNA to other entities in 2016 and 2017, including Impire, NYMRC and High Street. EPMMNY alleges that it is entitled to the value of its alleged minority interest in NYCANNA or minority ownership in NYCANNA. EPMMNY also alleges that certain defendants misused its alleged intellectual property and/or services, improperly solicited its employees, and aided and abetted or participated in the transfer of equity and/or business opportunities from EPMMNY. High Street intends to vigorously defend this action, which the Company firmly believes is without merit. EPMMNY alleges that it was improperly deprived of its equity stake in NYCANNA before NYCANNA was acquired by High Street. High Street is also entitled to full indemnity from the claims asserted against it by EPMMNY pursuant to the purchase agreement pertaining to its acquisition of NYCANNA and personal guarantee by the largest shareholders of the seller. The defendants filed a motion to dismiss on April 1, 2019. The motion was fully briefed and submitted to the Court on July 18, 2019, and oral argument was heard on September 6, 2019. The motion remains pending before the Court. A Special Referee hearing relating to the motion to dismiss has been re-scheduled for May 2022. The plaintiff also filed a motion seeking a preliminary injunction of any transfer of our assets. This motion was fully briefed, and we are awaiting the court’s decision.

CanWell Dispute

The CanWell dispute is comprised of six separate proceedings:

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

Compass Neuroceuticals Litigation

In February 2021, a JAMS arbitration was initiated in Atlanta by Acreage Georgia LLC (“Acreage Georgia”) against its former consultant, Compass Neuroceuticals, Inc. (“Compass”), stemming from Compass’ breach of the consulting agreement entered into between the parties in June 2019, related to the preparation of an application for a Class 1 cultivation license in Georgia. Acreage Georgia is seeking approximately $1,000, plus attorney’s fees and costs. Compass has filed a counterclaim for breach in the $9,000 range. A final arbitration hearing took place in Atlanta from September 20 to September 23, 2021, and an interim relief award was awarded in Acreage Georgia’s favor on December 13, 2021. A subsequent hearing took place on February 9, 2022 to determine the amount of damages and attorney’s fees to which Acreage Georgia is entitled as the prevailing party. The parties are awaiting the arbitrator’s final decision.

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

GreenAcreage
During the year ended December 31, 2019, the Company sold and subsequently leased back several of its capital assets in a transaction with GreenAcreage Real Estate (“GreenAcreage”). The subsequent leases met the criteria for finance leases, and as such, the transactions did not qualify for sale-leaseback treatment. In November 2020, the Company completed an exchange of all its equity interests in GreenAcreage and its equity method investment in the management company of GreenAcreage in exchange for land and a building previously accounted for as a failed sales-leaseback transaction.
On July 15, 2020, a subsidiary of the Company entered into a definitive agreement with GreenAcreage to internalize the Company’s management operations.
6.10% Secured debenture due September 2030
As disclosed in Note 10, “6.10% Secured debenture due September 2030”, on September 23, 2020, pursuant to the implementation of the Amended Arrangement, a subsidiary of Canopy Growth advanced gross proceeds of $50,000 (less transaction costs of approximately $4,025) to Universal Hemp, an affiliate of the Company, pursuant to the terms of a secured debenture. In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. Acreage then engaged an investment advisor (the “Investment Advisor”) which, under the Investment Advisor’s sole discretion, invested on behalf of Universal Hemp, $34,019 of the proceeds on September 28, 2020.

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

Previous related party debt
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
Michigan consulting agreement
Pursuant to the Consulting Services Agreement by and between Kevin Michigan, LLC, a company controlled by Kevin Murphy, and High Street (the “Michigan Consulting Agreement”), High Street provides certain consulting services to Kevin Michigan, LLC, which includes, but is not limited to, services related to application support, provisioning center administration and operation, local and state regulatory filings, human resource matters, and marketing matters. The Michigan Consulting Agreement explicitly states that High Street is not able to direct or control the business of Kevin Michigan, LLC. Additionally, there are certain leases held by and between Kevin Michigan, LLC, as lessee and certain wholly owned subsidiaries of High Street, as lessors. As of December 31, 2021, Kevin Michigan, LLC is not operational, and no consulting fees or rents has been paid to High Street or its wholly owned subsidiaries. Kevin Michigan, LLC is owned and controlled by the Company’s Chairman, Kevin Murphy.
3.55% Credit facilities due June 2021 and March 2022
On March 11, 2020, the Company closed $22,000 in borrowings pursuant to a loan transaction with the Lender. The maturity date is 366 days from the closing date of the loan transaction. The Company will pay monthly interest on the collateral in the form of 27 SVS through the maturity date. The Lender may put any unsold interest shares to the Company upon maturity at a price of $4.50 per share. Kevin Murphy, the Chairman of the board of directors, loaned $21,000 of the $22,000 borrowed by the Company to the Lender. The loan is secured by the non-U.S. intellectual property assets, a cannabis state license and 12,000 SVS shares of the Company. Refer to Note 10 for further discussion.
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
9.75% Credit facilities due January 2026
On December 16, 2021, the Company entered into the 9.75% Credit facilities due January 2026 with a syndicate of lenders, including Viridescent Realty Trust, Inc. (“Viridescent”), an entity controlled by Kevin Murphy. Under the terms of the 9.75% Credit facilities due January 2026, a $75,000 initial draw was available immediately, an additional $25,000 delayed draw is available that must be advanced within 12 months, and a $50,000 committed accordion facility is available after December 1, 2022, provided certain financial covenants are met. Advances under the facilities bear interest at 9.75% per annum and undrawn amounts (excluding the committed accordion facility until it is available) bear interest at 3.0% per annum.

Viridescent has committed $30,000 of the $100,000 available for immediate use under the Credit Facility, with third-party syndicated affiliates committing the additional $70,000. During the year ended December 31, 2021, $108 of interest expense under the facilities was attributed to Viridescent. The loan is secured by first-lien mortgages on Acreage’s wholly owned real estate and other commercial security interests. A third-party syndicate served as Administrative Agent for the transaction.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
15.    INCOME TAXES
The domestic and foreign components of loss before income taxes for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
Domestic	$(56,959)	$(376,905)	$(190,173)
Foreign	1,607	(453)	—
Loss before income taxes	$(55,352)	$(377,358)	$(190,173)

The provision for income taxes for the years ended December 31, 2021, 2020 and 2019 are as follows:

Income tax provision	Year Ended December 31,
	2021	2020	2019
Current taxes:
Federal	$18,992	$10,375	$6,351
State	7,541	4,790	2,482
Total current	26,533	15,165	8,833
Deferred taxes:
Federal	(5,955)	(21,173)	(2,625)
State	(2,773)	(11,232)	(1,219)
Total deferred	(8,728)	(32,405)	(3,844)
Total income tax provision (benefit)	$17,805	$(17,240)	$4,989
The table below reconciles the expected statutory federal income tax to the actual income tax provision (benefit):

Tax provision reconciliation	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
	$	%	$	%	$	%
Computed expected federal income tax benefit	$(11,624)	21.0%	$(79,245)	21.0%	$(39,936)	21.0%
Increase (decrease) in income taxes resulting from:
State taxes	(6,119)	11.1	(35,715)	9.5	(20,151)	10.6
Nondeductible permanent items	31,521	(57.0)	76,128	(20.2)	49,231	(25.9)
Pass-through entities & non-controlling interests	5,080	(9.2)	20,001	(5.3)	13,465	(7.1)
Increase in valuation allowance	(209)	0.4	1,518	(0.4)	1,816	(1.0)
Other	(844)	1.5	73	—	564	(0.2)
Actual income tax provision (benefit)	$17,805	(32.2)%	$(17,240)	4.6%	$4,989	(2.6)%
The following table presents a reconciliation of gross unrecognized tax benefits:

Unrecognized tax benefits	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$7,719	$1,867	$1,394
Increase based on tax positions related to prior period	869	6,565	500
Decrease based on tax positions related to prior period	(877)	(574)	—
Decrease related to settlements with taxing authorities	(16)	(139)	(27)
Balance at end of period	$7,695	$7,719	$1,867

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Interest and penalties related to unrecognized tax benefits are recorded as components of the provision for income taxes. As of December 31, 2021 and 2020, the Company had interest accrued of approximately $524 and $506, respectively. Accrued interest and penalties are included in Other current liabilities in the Consolidated Statements of Financial Position.
The principal components of deferred taxes as of December 31, 2021 and 2020 are as follows:

Deferred taxes	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating/capital loss carryforwards	$11,242	$2,786
Other	3,298	697
Total deferred tax assets	14,540	3,483
Valuation allowance	(14,540)	(3,483)
Net deferred tax asset	—	—
Deferred tax liabilities:
Partnership basis difference	(27,082)	(34,673)
Net deferred tax liability	(27,082)	(34,673)

Net deferred tax liabilities	$(27,082)	$(34,673)
The Company assesses available positive and negative evidence to estimate if it is more likely than not to use certain jurisdiction-based deferred tax assets including net operating loss carryovers. On the basis of this assessment, a valuation allowance was recorded during the years ended December 31, 2021 and 2020.
As of December 31, 2021, the Company has $2,161 of domestic federal net operating loss carryovers with no expiration date. As of December 31, 2021, the Company has various state net operating loss carryovers that expire at different times, the earliest of which is 2023.  The statute of limitations with respect to the Company’s federal returns remains open for tax years 2018 and forward.  For certain acquired subsidiaries, the federal statue remains open with respect to tax years 2014 and forward.

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

Basic and diluted loss per share is as follows:

	Year Ended December 31,
	2021	2020	2019
Net loss attributable to common shareholders of the Company	$(63,010)	$(286,588)	$(150,268)
Weighted average shares outstanding - basic	105,087	97,981	86,185
Effect of dilutive securities	—	—	—
Weighted average shares - diluted	105,087	97,981	86,185
Net loss per share attributable to common shareholders of the Company - basic	$(0.60)	$(2.92)	$(1.74)
Net loss per share attributable to common shareholders of the Company - diluted	$(0.60)	$(2.92)	$(1.74)
During the year ended December 31, 2021, 5,817 Fixed warrants, 2,524 Floating warrants, 3,318 Fixed Share RSUs, 1,429 Floating Share RSUs, 1,529 Fixed Share stock options, 2,414 Floating Share stock options and 23,076 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive. During the year ended December 31, 2020, 7,131 Fixed warrants, 3,087 Floating warrants, 5,330 Fixed Share RSUs, 3,210 Floating Share RSUs, 1,556 Fixed Share stock options, 1,818 Floating Share stock options and 24,142 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive. During the year ended December 31, 2019, 2,040 SVS warrants, 7,843 SVS restricted share units, 5,608 SVS stock options, 25,035 NCI convertible units were excluded from the calculation of net loss per share attributable to common share attributable to common shareholders of the Company - diluted as they were anti-dilutive.
18.    SUBSEQUENT EVENTS
On February 2, 2022, the Company authorized a liquidity event for Patient Centric Martha’s Vineyard (“PCMV”), a subsidiary of the Company, for the purposes of raising the necessary funds to pay off the outstanding line of credit and accrued interest balance between PCMV and the Company. On February 10, 2022, the Company received the $5,279 cash payment in full, and closed the line of credit.
Management has reviewed all other events subsequent to December 31, 2021 through the date of issuing these financial statements and determined that no further subsequent events require adjustment or disclosure.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
19.    QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2021
Total revenues, net	$38,393	$44,217	$48,151	$58,098
Gross profit	20,621	23,875	23,803	27,583
Net loss	(8,642)	(3,306)	(14,058)	(47,151)
Net loss attributable to Acreage	(7,809)	(2,553)	(12,297)	(40,351)
Net loss attributable to Acreage, basic and diluted	$(0.08)	$(0.02)	$(0.12)	$(0.38)
2020
Total revenues, net	$24,225	$27,072	$31,742	$31,506
Gross profit	9,954	11,211	13,475	14,518
Net loss	(222,229)	(44,370)	(48,036)	(45,484)
Net loss attributable to Acreage	(171,954)	(37,192)	(40,548)	(36,895)
Net loss attributable to Acreage, basic and diluted	$(1.85)	$(0.38)	$(0.41)	$(0.36)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ending December 31, 2021 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Recent Acquisitions

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management, including the Chief Executive Officer and Chief Financial Officer, has limited the evaluation of our internal controls over financial reporting to exclude controls, policies and procedures and internal controls over financial reporting of the recently acquired operations of:

•CWG Botanicals, Inc. (“CWG”) (acquired April 30, 2021); and
•Greenleaf Apothecaries, Greenleaf Gardens, and Greenleaf Therapeutics, collectively “Greenleaf” (acquired October 1, 2021).

The operations of CWG represents approximately 3% of the Company’s total assets as of December 31, 2021 and 3% of the Company’s gross revenue for the year ended December 31, 2021.

The operations of Greenleaf represents approximately 11% of the Company’s total assets as of December 31, 2021 and 7% of the Company’s gross revenue for the year ended December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that our internal control over financial reporting as of December 31, 2021, was not effective due to a material weakness in internal controls over financial reporting.

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

The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s principal executive officer and principal financial officer concluding that as of December 31, 2021, a material weakness existed in the Company’s internal controls over financial reporting. Specifically, as a result of turnover and the availability of resources with the appropriate level of technical capabilities (including the impacts on staffing and recruiting and the general global labor shortage brought about by the global COVID-19 pandemic), the Company did not have effective staffing levels and adequate segregation of duties within several finance and accounting processes, particularly relating to the determination of accruals and the determination of complex calculations. Further, and as a result of this material weakness, the Company’s financial disclosures for the quarterly period ending June 30, 2021 incorrectly disclosed certain debt that was due 11 months after the balance sheet date as long-term rather than as current liabilities. Additionally, and as a result of this material weakness, the Company’s financial disclosures for the quarterly and annual periods ended June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, and September 30, 2021 incorrectly reported the weighted average shares outstanding which resulted in an incorrect determination of earnings per share and diluted earnings per share.

The Company has continued to address the material weakness described above through the following actions, which are expected to be completed by the second quarter of 2022:

(i)    Engaging third-party consultants with appropriate expertise to assist the finance and accounting department on an interim basis until key roles are filled;
(ii)    Assessing finance and accounting resources to identify the areas and functions that lack sufficient personnel and recruiting for experienced personnel to assume these roles;
(iii)    Further centralization of key accounting processes to enable greater segregation of duties;
(iv)    Developing further training on segregation of duties; and
(v)    Designing and implementing additional compensating controls where necessary.

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

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

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

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

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

(3) Exhibits Required by Item 601 of Regulation S-K

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
2.1	Arrangement Agreement between Canopy Growth Corporation and Acreage Holdings Inc. dated April 18, 2019.†	6-K	000-56021	99.2	4/30/2019
2.2	First Amendment to Arrangement Agreement between Canopy Growth Corporation and Acreage Holdings, Inc., dated May 15, 2019.	6-K	000-56021	99.2	6/20/2019
2.3	Agency Agreement, between Canaccord Genuity Corp. and Acreage Holdings, Inc., dated February 10, 2020.	8-K	000-56021	1.1	2/13/2020
2.4	Second Amendment to Arrangement Agreement between Canopy Growth Corporation and Acreage Holdings, Inc., dated September 23, 2020. †	8-K	000-56021	10.1	9/28/2020
2.5	Proposal Agreement Between Canopy Growth Corporation and Acreage Holdings Inc. dated June 24, 2020	8-K	000-56021	2.1	6/30/2020
3.1	Articles of Incorporation.	8-A	000-56071	3.1	9/23/2020
4.1	Form of Indenture.	F-10	333-232313	7.1	6/24/2019
4.2	Credit Agreement dated February 7, 2020.**	8-K	000-56021	4.1	2/13/2020
4.3	Special Warrant Indenture, between Acreage Holdings, Inc. and Odyssey Trust Company, dated February 10, 2020.	8-K	000-56021	4.2	2/13/2020
4.4	Warrant Indenture, between Acreage Holdings, Inc. and Odyssey Trust Company, dated February 10, 2020.	8-K	000-56021	4.3	2/13/2020
4.9	Description of Securities					X
10.1	Acreage Holdings, Inc. Omnibus Incentive Plan, as amended and restated September 23, 2020.+	S-1	333-252828	10.1	2/8/2021
10.2	Form of Stock Option Award Agreement.+	S-1	333-252828	10.2	2/8/2021
10.3	Form of Restricted Stock Award Agreement.	S-1	333-252828	10.3	2/8/2021
10.4	Form of Indemnity Agreement.	10-K	000-56021	10.4	5/29/2020
10.5	Third Amended and Restated Limited Liability Agreement of High Street Capital Partners, LLC, dated November 14, 2018.	40-F	000-56021	99.42	1/29/2019

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
10.6	First Amendment to Third Amended and Restated Limited Liability Agreement of High Street Capital Partners, LLC, dated May 10, 2019.	10-K	000-56021	10.6	5/29/2020
10.7	Second Amendment to Third Amended and Restated Limited Liability Agreement of High Street Capital Partners, LLC, dated June 27, 2019.	10-K	000-56021	10.7	5/29/2020
10.8	Third Amendment to Third Amended and Restated Limited Liability Agreement of High Street Capital Partners, LLC, dated September 23, 2020.	S-1	333-252828	10.7	2/8/2021
10.9	Tax Receivables Agreement, by and among Acreage Holdings America, Inc., High Street Capital Partners, LLC and the members of the High Street Capital Partners, LLC, dated November 14, 2018.	40-F	000-56021	99.43	1/29/2019
10.10	Coattail Agreement, between Acreage Holdings, Inc. and Odyssey Trust Fund, dated November 14, 2018.	40-F	000-56021	99.41	1/29/2019
10.11	Support Agreement, between Acreage Holdings, Inc. and Acreage Holdings WC, Inc., dated November 14, 2018.	40-F	000-56021	99.44	1/29/2019
10.12	Support Agreement, by and among Acreage Holdings, Inc., Acreage Holdings America, Inc. and High Street Capital Partners, dated November 14, 2018.	40-F	000-56021	99.45	1/29/2019
10.13	Debenture issued to Universal Hemp, LLC to 11065220, dated as of September 23, 2020	8-K	000-56021	10.2	9/28/2020
10.14	Amendment to Warrant Indenture between Acreage Holdings, Inc. and Odyssey Trust Company, dated as of September 23, 2020.	8-K	000-56021	10.4	9/28/2020
10.15	Loan Agreement, dated September 28, 2020.**	8-K	000-56021	10.1	9/30/2020
10.16	Standby Equity Distribution Agreement, between Acreage Holdings, Inc. and SAFMB Concord LP, dated May 29, 2020.	S-3	333-239332	10.15	6/22/2020
10.17	Loan Agreement between High Street Capital Partners, LLC and ALBF Investments, LLC, dated June 16, 2020.	S-3	333-239332	10.16	6/22/2020
10.18	Form of Voting Support and Lock-Up Agreement.	8-K	000-56021	1.1	8/19/2020
10.19	Letter amending the Standby Equity Distribution Agreement by and between the Institutional Investor and Acreage Holdings, Inc., dated September 28, 2020	8-K	000-56021	10.1	1/28/2021
10.20	Letter amending the Standby Equity Distribution Agreement by and between the Institutional Investor and Acreage Holdings, Inc., dated January 25, 2021	8-K	000-56021	10.2	1/28/2021
10.21	Separation Agreement between Tyson Macdonald and Acreage Holdings, Inc., effective March 9, 2020	S-1	333-252828	10.22	2/8/2021
10.22	Stock Purchase Agreement by and among RWB Florida LLC, Red, White & Bloom Inc., High Street Capital Partners, LLC and Acreage Florida, Inc. dated February 24, 2021	10-K	000-56021	10.28	3/25/2021

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
10.23	Amendment to Stock Purchase Agreement as of April 27, 2021 by and among RWB Florida LLC, Red, White & Bloom Inc., High Street Capital Partners, LLC and Acreage Florida, Inc.	10-Q	000-56021	10.4	5/10/2021
10.24	Letter amending the Standby Equity Distribution Agreement by and between the Institutional Investor and Acreage Holdings, Inc., dated March 11, 2021	10-K	000-56021	10.31	3/25/2021
10.25	Loan Sale and Assignment Agreement dated June 11, 2021, by and between High Street Capital Partners, LLC and Viridescent Realty Trust, Inc	8-K	000-56021	10.1	6/16/2021
10.26	Credit Agreement by and among High Street Capital Partners, LLc, Acreage Holdings, Inc., other loan parties listed therein, AFC Agent LLC and VRT Agent LLC dated December 16, 2021	8-K	000-56021	10.1	12/22/2021
10.27	Amendment No.1 dated December 16, 2021, to the Loan Agreement dated September 28, 2020, by and among HSCP CN Holdings II ULC, High Street Capital Partners, LLC and the Lender	8-K	000-56021	10.2	12/22/2021
10.39	Offer of Employment Letter,dated February 15, 2021, by and between Acreage Holdings, Inc. and Steve Goertz +	8-K	000-56021	10.1	2/26/2021
10.40	Offer of Employment Letter,dated February 15, 2021, by and between Acreage Holdings, Inc. and Dennis Curran +	8-K	000-56021	10.1	3/4/2022
21.1	Subsidiaries as of December 31, 2021					X
23.1	Consent of Marcum LLP, the Independent Registered Public Accounting Firm of Acreage Holdings, Inc.					X
24.1	Power of Attorney (included on the signature page).					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Extensible Business Reporting Language):): (i) Consolidated Statements of Financial Position for the years ended December 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019 and , and (v) Notes to Consolidated Financial Statements for the year ended December 31, 2021.
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
Date: March 11, 2022

Acreage Holdings, Inc.

By:	/s/ Steve Goertz
Steve Goertz
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Peter Caldini	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2022
Peter Caldini

/s/ Steve Goertz	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2022
Steve Goertz

/s/ Kevin Murphy	Chairman	March 11, 2022
Kevin Murphy

/s/ John Boehner	Director	March 11, 2022
John Boehner

/s/ Douglas Maine	Director	March 11, 2022
Douglas Maine

/s/ Brian Mulroney	Director	March 11, 2022
Brian Mulroney

/s/ William Van Faasen	Director	March 11, 2022
William Van Faasen

/s/ Katherine J. Bayne	Director	March 11, 2022
Katherine J. Bayne

/s/ Steven Storm	Director	March 11, 2022
Steven Storm

/s/ Patricia Lopez	Director	March 11, 2022
Patricia Lopez