Form 10-Q
period 2022-03-31
Acreage Holdings, Inc.
filed 2022-05-10
CIK 1762359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

The Company has three classes of issued and outstanding shares: the Class E subordinate voting shares (the “Fixed Shares”), the Class D subordinate voting shares (the “Floating Shares”) and the Class F multiple voting shares (the “Fixed Multiple Shares”). The Fixed Shares and Floating Shares each entitle the holders to notice of and to attend at any meeting of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company have the right to vote. Each Fixed Share is entitled to one vote per Fixed Share, each Floating Share is entitled to one vote per Floating Share and each Fixed Multiple Share is entitled to 4,300 votes per Fixed Multiple Share on all matters upon which the holders of shares are entitled to vote. As of May 3, 2022, there were 75,511,350 Fixed shares, 33,467,215 Floating Shares, and 117,600 Fixed Multiple Shares, in each case, issued and outstanding.

TABLE OF CONTENTS
Acreage Holdings, Inc.
Form 10-Q
For the Three Months Ended March 31, 2022

ACREAGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
PART I
Item 1. Financial Statements and Supplementary Data.

(in thousands)	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$32,619	$43,180
Restricted cash	95	1,098
Accounts receivable, net	6,795	8,202
Inventory	48,698	41,804
Notes receivable, current	2,222	7,104
Short-term investments	3,401	—
Assets held-for-sale	6,311	8,952
Other current assets	3,513	2,639
Total current assets	103,654	112,979
Long-term investments	36,014	35,226
Notes receivable, non-current	27,633	27,563
Capital assets, net	142,068	126,797
Operating lease right-of-use assets	24,571	24,598
Intangible assets, net	118,699	119,695
Goodwill	43,534	43,310
Other non-current assets	1,640	1,383
Total non-current assets	394,159	378,572
TOTAL ASSETS	$497,813	$491,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$26,255	$23,861
Taxes payable	30,643	24,572
Interest payable	2,562	1,432
Operating lease liability, current	2,343	2,145
Debt, current	7,370	1,583
Non-refundable deposits on sale	1,000	1,000
Liabilities related to assets held for sale	1,669	1,867
Other current liabilities	11,298	10,333
Total current liabilities	83,140	66,793
Debt, non-current	169,282	169,151
Operating lease liability, non-current	24,146	24,255
Deferred tax liability	26,727	27,082
Total non-current liabilities	220,155	220,488
TOTAL LIABILITIES	303,295	287,281
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Commitments and contingencies
Common stock, no par value - unlimited authorized, 107,411 and 106,903 issued and outstanding, respectively	—	—
Additional paid-in capital	760,700	756,536
Treasury stock, 842 common stock held in treasury	(21,054)	(21,054)
Accumulated deficit	(550,909)	(538,215)
Total Acreage Shareholders' equity	188,737	197,267
Non-controlling interests	5,781	7,003
TOTAL EQUITY	194,518	204,270

TOTAL LIABILITIES AND EQUITY	$497,813	$491,551
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
REVENUE
Retail revenue, net	$41,427	$25,847
Wholesale revenue, net	15,172	10,016
Other revenue, net	280	2,530
Total revenues, net	56,879	38,393
Cost of goods sold, retail	(20,768)	(13,082)
Cost of goods sold, wholesale	(6,601)	(4,690)
Total cost of goods sold	(27,369)	(17,772)
Gross profit	29,510	20,621

OPERATING EXPENSES
General and administrative	8,387	9,218
Compensation expense	14,195	10,362
Equity-based compensation expense	4,159	6,042
Marketing	697	12
Impairments, net	2,138	818
Write down (recovery) of assets held-for-sale	874	(8,616)
Loss on legal settlements	(25)	10
Depreciation and amortization	1,807	969
Total operating expenses	32,232	18,815

Net operating income (loss)	$(2,722)	$1,806

Income (loss) from investments, net	1,133	(144)
Interest income from loans receivable	417	1,465
Interest expense	(4,781)	(4,857)
Other loss, net	(10)	(1,566)
Total other loss	(3,241)	(5,102)

Loss before income taxes	$(5,963)	$(3,296)

Income tax expense	(7,948)	(5,346)

Net loss	$(13,911)	$(8,642)

Less: net loss attributable to non-controlling interests	(1,217)	(833)

Net loss attributable to Acreage Holdings, Inc.	$(12,694)	$(7,809)

Net loss per share attributable to Acreage Holdings, Inc. - basic and diluted:	$(0.12)	$(0.08)	(1)

Weighted average shares outstanding - basic and diluted	106,900	102,343	(1)
(1) Presentation of March 31, 2021 figures have been revised.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity	Non-controlling Interests	Total Equity
December 31, 2020	3,861	101,250	$737,290	$(21,054)	$(475,205)	$241,031	$18,678	$259,709
Purchase of non-controlling interest in subsidiary	—		(272)	—	—	(272)	(14)	(286)
NCI adjustments for changes in ownership	—	400	601	—	—	601	(601)	—
Capital distributions, net	—	—	—	—	—	—	(30)	(30)
Other equity transactions	—	97	300	—	—	300	—	300
Equity-based compensation expense and related issuances	—	1,693	6,042	—	—	6,042	—	6,042
Net loss	—	—	—	—	(7,809)	(7,809)	(833)	(8,642)
March 31, 2021	3,861	103,440	$743,961	$(21,054)	$(483,014)	$239,893	$17,200	$257,093

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity	Non-controlling Interests	Total Equity
December 31, 2021	3,861	106,903	$756,536	$(21,054)	$(538,215)	$197,267	$7,003	$204,270
NCI adjustments for changes in ownership	—	—	5	—	—	5	(5)	—
Equity-based compensation expense and related issuances	—	508	4,159	—	—	4,159	—	4,159
Net loss	—	—	—	—	(12,694)	(12,694)	(1,217)	(13,911)
March 31, 2022	3,861	107,411	$760,700	$(21,054)	$(550,909)	$188,737	$5,781	$194,518
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,911)	$(8,642)
Adjustments for:
Depreciation and amortization	1,807	969
Depreciation and amortization included in COGS	1,084	552
Equity-based compensation expense	4,159	6,042
Loss on disposal of capital assets	49	1,592
Loss on impairment	2,138	818
Bad debt expense	(96)	—
Non-cash interest expense	644	1,119
Non-cash operating lease expense	(9)	(391)
Deferred tax (income) expense	(279)	(400)
Non-cash income from investments, net	(788)	(157)
Other non-cash (income) expense, net	—	(2,500)
(Recovery) write-down of assets held-for-sale	874	(8,616)
Change, net of acquisitions in:
Inventory	(7,002)	(1,736)
Other assets	(62)	(1,289)
Interest receivable	(417)	292
Accounts payable and accrued liabilities	(1,856)	(1,328)
Taxes payable	6,071	4,618
Interest payable	1,130	2,184
Other liabilities	1,101	5,284
Net cash used in operating activities	$(5,363)	$(1,589)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital assets	$(8,290)	$(5,421)
Investments in notes receivable	—	(1,229)
Collection of notes receivable	5,279	86
Cash paid for long-term investments	—	302
Proceeds from sale of capital assets	—	5
Business acquisitions, net of cash acquired	—	(286)
Distributions from investments	345	13
Cash paid for short-term investment	(3,400)	—
Net cash used in investing activities	$(6,066)	$(6,530)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing (refer to Note 14 for related party financing)	—	1,190
Deferred financing costs paid	(11)	—
Proceeds from issuance of private placement units and warrants, net	—	301
Repayment of debt	—	(2,070)
Net cash used in financing activities	$(11)	$(579)
Net decrease in cash, cash equivalents, restricted cash, and cash held for sale	$(11,440)	$(8,698)
Cash, cash equivalents, restricted cash, and cash held for sale - Beginning of period	44,501	54,639
Cash, cash equivalents, restricted cash, and cash held for sale - End of period	$33,061	$45,941
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

RECONCILIATION OF CASH FLOW INFORMATION:
Cash and cash equivalents	$32,619	$22,844
Restricted cash	95	23,097
Cash held for sale	$347	$—
Total cash, cash equivalents, restricted cash, and cash held for sale at end of period	$33,061	$45,941

	Three Months Ended March 31,
(in thousands)	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid - non-lease	$2,446	$1,555
Income taxes paid	2,065	1,044
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets not yet paid for	$3,631	$1,805
Non-cash proceeds from finance lease	5,785	—

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

Despite some impact to our day-to-day operations at select locations from time-to-time, COVID-19 has had a minimal impact overall on the Company’s performance.

2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and going concern

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022, or any other period.

As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit as of March 31, 2022, as well as a net loss and negative cash flow from operating activities for the three months ended March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

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

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
year ended December 31, 2021, dated March 11, 2022, as filed with the Securities and Exchange Commission (the “2021 Form 10-K”).

Use of estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the dates presented and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying unaudited condensed consolidated financial statements include the fair value of assets acquired and liabilities assumed in business combinations, assumptions relating to equity-based compensation expense, estimated useful lives for property, plant and equipment and intangible assets, the valuation allowance against deferred tax assets and the assessment of potential charges on goodwill, intangible assets and investments in equity and notes receivable.
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
Basis of consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of Acreage, its subsidiaries and variable interest entities (“VIEs”) where the Company is considered the primary beneficiary, if any, after elimination of intercompany accounts and transactions. Investments in business entities in which Acreage lacks control but is able to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company’s proportionate share of net income or loss of the entity is recorded in Income (loss) from investments, net in the Unaudited Condensed Consolidated Statements of Operations.
VIEs

In determining whether the Company is the primary beneficiary of a VIE, the Company assesses whether it has the power to direct matters that most significantly impact the activities of the VIE and have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. There were no material consolidated VIEs as of March 31, 2022 or December 31, 2021.
Non-controlling interests (“NCI”)

Non-controlling interests represent ownership interests in consolidated subsidiaries by parties that are not shareholders of Pubco. They are shown as a component of Total equity in the Unaudited Condensed Consolidated Statements of Financial Position, and the share of loss attributable to non-controlling interests is shown as a component of Net loss in the Unaudited Condensed Consolidated Statements of Operations. Changes in the parent company’s ownership that do not result in a loss of control are accounted for as equity transactions.
Restricted cash

Restricted cash represents funds contractually held for specific purposes and, as such, not available for general corporate purposes.
Cash and restricted cash, as presented on the Unaudited Condensed Consolidated Statements of Cash Flows, consists of $32,619 and $95 as of March 31, 2022, respectively, and $22,844 and $23,097 as of March 31, 2021, respectively.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Accounts receivable valuations and reclassifications

Accounts receivable are stated at their net realizable value. The allowance against gross trade receivables reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of March 31, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was $350 and $445, respectively.

Net loss per share
Net loss per share represents the net loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis. Basic and diluted loss per share are the same as of March 31, 2022, 2021 and 2020, as the issuance of shares upon conversion, exercise or vesting of outstanding units would be anti-dilutive in each period. There were 39,522 and 44,466 anti-dilutive shares outstanding as of March 31, 2022 and 2021, respectively.
Accounting Pronouncements Recently Adopted
As of January 1, 2022, the Company adopted ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 attempts to simplify aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The adoption of ASU 2019-12 did not have a material effect on the Company’s unaudited condensed consolidated financial statements.
As of January 1, 2022, the Company adopted ASU 2020-01 - Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The new standard clarifies the interaction of accounting for the transition into and out of the equity method. The new standard also clarifies the accounting for measuring certain purchased options and forward contracts to acquire investments. The adoption of ASU 2020-01 did not have a material effect on the Company’s unaudited condensed consolidated financial statements.
As of January 1, 2022, the Company adopted ASU 2021-04 - Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Topic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which clarifies existing guidance for freestanding written call options which are equity classified and remain so after they are modified or exchanged in order to reduce diversity in practice. The standard applies prospectively to modifications or exchanges that occur after it is adopted. The adoption of ASU 2021-04 did not have a material effect on the Company’s unaudited condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which was subsequently revised by ASU 2018-19 and ASU 2020-02. The ASU introduces a new model for assessing impairment on most financial assets. Entities will be required to use a forward-looking expected loss model, which will replace the current incurred loss model, which will result in earlier recognition of allowance for losses. The ASU will be effective for the Company’s first interim period of fiscal 2023. The Company continues to evaluate the impact of this ASU on its unaudited condensed consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08 - Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new standard improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. The new standard requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606 - Revenue from Contracts with Customers. The ASU will be effective for the Company’s first interim period of fiscal 2024. The standard should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company does not anticipate a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
3.    ACQUISITIONS, DIVESTITURES AND ASSETS HELD FOR SALE
Acquisitions

During the three month period ended March 31, 2022, the Company did not complete any business combinations. During the year ended December 31, 2021, the Company completed the following business combinations, and has allocated the purchase price as follows:

Purchase Price Allocation	CWG	Greenleaf	Total
Assets acquired:
Cash and cash equivalents	$828	$1,209	$2,037
Inventory	1,200	2,692	3,892
Other current assets	347	1,520	1,867
Capital assets, net	3,312	22,923	26,235
Operating lease right-of-use asset	1,584	2,819	4,403
Goodwill	1,482	18,619	20,101
Intangible assets, net - cannabis licenses	3,200	—	3,200
Intangible assets, net - customer relationships	1,000	—	1,000
Other non-current assets	40	189	229
Liabilities assumed:
Accounts payable and accrued liabilities	(464)	(1,829)	(2,293)
Taxes payable	(68)	(33)	(101)
Operating lease liability, current	(193)	(315)	(508)
Other current liabilities	3	(294)	(291)
Operating lease liability, non-current	(1,391)	(2,504)	(3,895)
Fair value of net assets acquired	$10,880	$44,996	$55,876

Consideration paid:
Settlement of pre-existing relationship	10,880	44,996	$55,876
Total consideration	$10,880	$44,996	$55,876
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
The purchase price allocation is based upon final valuations within the measurement period (generally one year from the acquisition date).
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
The purchase price allocation is based upon preliminary valuations and estimates and assumptions which are subject to change within the measurement period, generally one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the tangible and intangible assets acquired and the residual goodwill resulting from the transaction.
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
Divestitures
During the three months ended March 31, 2022 and 2021, the Company did not complete any divestitures.
Assets Held for Sale
The Company determined certain businesses and assets met the held-for-sale criteria. Upon classification of the disposal groups as held for sale, the Company tested each disposal group for impairment and recognized charges (recovery) of $874 for the three months ended March 31, 2022 related to the Oregon disposal group and $(8,616) for the three months ended March 31, 2021 related to the Acreage Florida disposal group within Write down (recovery) of assets held-for-sale on the Unaudited Condensed Consolidated Statements of Operations. Additionally, all assets and liabilities determined within these disposal groups were transferred into Assets held-for-sale and Liabilities related to assets held for sale on the Unaudited Condensed Consolidated Statements of Financial Position as of March 31, 2022 and December 31, 2021. Furthermore, the Company was unsuccessful in finding a satisfactory buyer for all of its Michigan locations. As a result, the assets remaining in Michigan no longer meet the criteria for being classified as held-for sale and have been impaired (refer to Note 7 for further discussion).

The tables below present the preliminary fair values of the assets and liabilities classified as held for sale on the Unaudited Condensed Consolidated Statements of Financial Position for the years ended March 31, 2022 and December 31, 2021, respectively, and are subject to change based on developments during the sales process.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

March 31, 2022
Oregon(1)
Cash	$347
Accounts receivable, net	140
Inventory	309
Other current assets	4
Total current assets classified as held-for-sale	800
Capital assets, net	1,673
Operating lease right-of-use assets	1,556
Goodwill	2,191
Non-current assets	91
Total assets classified as held for sale	$6,311

Accounts payable and accrued liabilities	$(564)
Operating lease liability, current	(434)
Total current liabilities classified as held-for-sale	(998)
Operating lease liability, non-current	(671)
Total liabilities classified as held-for-sale	$(1,669)
(1) In February 2021, a subsidiary of the Company entered into a definitive agreement and management services agreement to sell an indoor cultivation facility in Medford, Oregon and a retail dispensary in Portland, Oregon, for total consideration of $3,000, to be paid in a series of tranches based on estimated regulatory approvals which are not expected to exceed 18 months. In March 2022, the total consideration was reduced to $2,000. Additionally, in September 2021, a subsidiary of the Company entered into a definitive agreement and management services agreements to sell, upon regulatory approval, four retail dispensaries in Oregon for total consideration of $6,500, consisting of a $250 cash payment at the time of signing and a 10-month secured promissory note.

	December 31, 2021
	Michigan(1)	Oregon	Total
Cash	$—	$223	$223
Inventory	—	445	445
Notes receivable, current	—	31	31
Other current assets	—	9	9
Total current assets classified as held-for-sale	—	708	708
Capital assets, net	1,907	2,342	4,249
Operating lease right-of-use assets	—	1,695	1,695
Goodwill	—	2,191	2,191
Non-current assets	—	109	109
Total assets classified as held for sale	$1,907	$7,045	$8,952

Accounts payable and accrued liabilities	$—	$(639)	$(639)
Operating lease liability, current	—	(441)	(441)
Total current liabilities classified as held-for-sale	—	(1,080)	(1,080)
Operating lease liability, non-current	—	(787)	(787)
Total liabilities classified as held-for-sale	$—	$(1,867)	$(1,867)
(1) As of December 31, 2021, the Company was unsuccessful in finding a satisfactory buyer for certain of its Michigan locations. As a result, the assets at these specific locations no longer meet the criteria for being classified as held-for-sale.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
4.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets
The following table details the intangible asset balances by major asset classes:

Intangibles	March 31, 2022	December 31, 2021
Finite-lived intangible assets:
Management contracts	$1,808	$1,511
Customer relationships	1,000	1,000
	2,808	2,511
Accumulated amortization on finite-lived intangible assets:
Management contracts	(639)	(493)
Customer relationships	(550)	—
	(1,189)	(493)
Finite-lived intangible assets, net	1,619	2,018

Indefinite-lived intangible assets
Cannabis licenses	117,080	117,677

Total intangibles, net	$118,699	$119,695
The intangible assets balance as of March 31, 2022 and December 31, 2021 excludes intangible assets reclassified to assets held-for-sale (refer to Note 3 for further discussion). The average useful life of finite-lived intangible assets ranges from 0.8 to 2.0 years, with 0.8 and 2.0 years being the average useful life for customer relationships and management contracts, respectively.

Impairment of intangible assets

The Company assessed whether any events or changes in circumstances ("triggering events") indicated finite-lived intangible assets to be held-and-used would not be recovered. During the three months ended March 31, 2022, the Company did not identify any triggering events. During the three months ended March 31, 2021, the Company identified a triggering event for its management contract owned by Prime Alternative Treatment Center Consulting, LLC ("PATCC"). The Company evaluated the recoverability of the asset by comparing the carrying value of the asset to the future net undiscounted cash flows expected to be generated by the asset. The carrying value was determined to not be recoverable and the Company proceeded to test the asset for impairment. The Company recognized an impairment charge of $818 due to changes in expected cash flows pursuant to a revised consulting services agreement. These charges are recognized in Impairments, net on the Unaudited Condensed Consolidated Statements of Operations.

The impairment resulted in the recognition of a tax provision benefit and an associated reversal of deferred tax liabilities of $205 during the three months ended March 31, 2021.

Amortization expense recorded during the three months ended March 31, 2022 and 2021 was $696 and $541, respectively.
Expected annual amortization expense for existing intangible assets subject to amortization at March 31, 2022 is as follows for each of the next five fiscal years:

Amortization of Intangibles	2022	2023	2024	2025	2026
Amortization expense	$889	$585	$145	$—	$—

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Goodwill
The following table details the changes in the carrying amount of goodwill:

Goodwill	Total
December 31, 2021	$43,310
Other Adjustments(1)	224
March 31, 2022	$43,534
(1) Represents adjustments related to the remeasurement of certain deferred tax assets and related adjustments within the measurement period.
5.    INVESTMENTS
The carrying values of the Company’s investments in the Unaudited Condensed Consolidated Statements of Financial Position as of March 31, 2022 and December 31, 2021 are as follows:

Investments	March 31, 2022	December 31, 2021
Total short-term investments	$3,401	$—

Investments held at FV-NI	36,014	35,226
Total long-term investments	$36,014	$35,226
Income (loss) from investments, net in the Unaudited Condensed Consolidated Statements of Operations during the three months ended March 31, 2022 and 2021 is as follows:

Investment income (loss)	Three Months Ended March 31,
	2022	2021
Short-term investments	$1	$—
Investments held at FV-NI	1,132	(144)
Income (loss) from investments, net	$1,133	$(144)
Short-term investments
During the three months ended March 31, 2022, the Company made an investment in a Canadian guaranteed investment certificate (“GIC”) which bears an interest rate of 0.2% and has an original maturity of 1 year. GIC’s are a deposit investment generally sold by Canadian banks.
Investments held at FV-NI

The Company has investments in equity of several companies that do not result in significant influence or control. These investments are carried at fair value, with gains and losses recognized in the Unaudited Condensed Consolidated Statements of Operations.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Universal Hemp, through its investment with the Investment Advisor, was originally determined to hold significant influence in the Investment Partnership in accordance with ASC 810 due to (1) the economic financial interest, and (2) the entitlement to matters as they pertain to ‘Extraordinary Resolution’ items as defined within the Investment Partnership Agreement. As a result, the Company accounted for the investment in the Investment Partnership under the equity method until December 2020. Refer to Note 10 for further discussion. In December 2020, as the Company no longer held significant influence due to the removal of the Extraordinary Resolution entitlements and other revisions in the Investment Partnership Agreement. As a result, the Company changed its accounting for the Investment Partnership to recognize the investment at fair value, with gains and losses recognized in the Unaudited Condensed Consolidated Statements of Operations.
6.     NOTES RECEIVABLE

Notes receivable as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Promissory notes receivable	$27,262	$27,260
Line of credit receivable	7,551	12,609
Interest receivable	3,300	2,834
Allowance for notes and interest receivables	(8,258)	(8,036)
Total notes receivable	$29,855	$34,667
Less: Notes receivable, current	2,222	7,104
Notes receivable, non-current	$27,633	$27,563
Interest income on notes receivable during the three months ended March 31, 2022 and 2021 totaled $417 and $1,465, respectively.
The Company determined that the collectability of certain notes receivables is doubtful based on information available. As of March 31, 2022 and December 31, 2021, the Company’s allowance for notes receivable of $8,258 and $8,036, respectively, included $6,046 of principal outstanding for both periods and $2,212 and $1,990 of accrued interest, respectively, and represents the full value of such loan balances.
Activity during the three months ended March 31, 2022

On February 10, 2022, the Company received a $5,279 cash payment in full on a line of credit due from Patient Centric Martha’s Vineyard (“PCMV”), and subsequently closed the line of credit.

Activity during the three months ended March 31, 2021

In March 2021, the Company entered into a revised consulting services and line of credit agreement with PATCC, whereby previously unrecognized management fees were settled for $2,500, which was recognized in Other revenue, net on Unaudited Condensed Consolidated Statements of Operations during the three months ended March 31, 2021. Pursuant to the revised line of credit agreement, the line of credit is non-interest bearing and will be repaid on a payment schedule with seven payments in the aggregate amount of $7,150 through June 2023.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
7.    CAPITAL ASSETS, net
Net property, plant and equipment consisted of:

	March 31, 2022	December 31, 2021
Land	$3,758	$3,777
Building	57,935	43,921
Right-of-use asset, finance leases	10,865	5,077
Construction in progress	17,866	7,644
Furniture, fixtures and equipment	31,590	31,325
Leasehold improvements	39,656	51,646
Capital assets, gross	$161,670	$143,390
Less: accumulated depreciation	(19,602)	(16,593)
Capital assets, net	$142,068	$126,797
Depreciation of capital assets for the three months ended March 31, 2022 and 2021 is comprised of $1,111 and $428 of depreciation expense, and $1,922 and $911 that was capitalized to inventory, respectively.
During the three months ended March 31, 2022 the Company determined that it was unable to find a satisfactory buyer for the held-for-sale assets related to its Michigan operations and, as such, these assets were reclassified as held-and-used. This conclusion was considered a triggering event for capital asset impairment testing. Upon assessment, these specific capital assets were not considered to have future economic value. As such, the fair value of the assets was considered to be nil and the Company recognized an impairment charge of $1,907 within Impairments, net on the Statements of Operations during the three months ended March 31, 2022. Refer to Note 3 for further discussion on changes in held-for-sale entities.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
8.    LEASES
The Company leases land, buildings, equipment and other capital assets which it plans to use for corporate purposes in addition to the production and sale of cannabis products. Leases with an initial term of 12 months or less are not recorded on the Unaudited Condensed Consolidated Statements of Financial Position and are expensed in the Unaudited Condensed Consolidated Statements of Operations on the straight-line basis over the lease term. The Company does not have any material variable lease payments, and accounts for non-lease components separately from leases.

Balance Sheet Information	Classification	March 31, 2022	December 31, 2021
Right-of-use assets
Operating	Operating lease right-of-use assets	$24,571	$24,598
Finance	Capital assets, net	10,246	4,522
Total right-of-use assets		$34,817	$29,120

Lease liabilities
Current
Operating	Operating lease liability, current	$2,343	$2,145
Financing	Debt, current	5,786	—
Non-current
Operating	Operating lease liability, non-current	24,146	24,255
Financing	Debt, non-current	5,257	5,245
Total lease liabilities		$37,532	$31,645

Statement of Operations Information	Classification	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Short-term lease expense	General and administrative	$48	$88

Operating lease expense	General and administrative	1,248	1,046
Finance lease expense:
Amortization of right of use asset	Depreciation and amortization	63	63
Interest expense on lease liabilities	Interest expense	212	184
Sublease income	Other income (loss), net	—	(3)
Net operating and finance lease cost		$1,523	$1,290

Statement of Cash Flows Information	Classification	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash paid for operating leases	Net cash used in operating activities	$1,257	$1,437
Cash paid for finance leases - interest	Net cash used in operating activities	$201	$169

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The following represents the Company’s future minimum payments required under existing leases with initial terms of one year or more as of March 31, 2022:

Maturity of lease liabilities	Operating Leases(1)	Finance Leases
2022	$3,763	$6,500
2023	4,823	722
2024	4,537	743
2025	4,554	766
2026	4,453	789
Thereafter	20,470	12,486
Total lease payments	$42,600	$22,006
Less: interest	15,006	10,963
Present value of lease liabilities	$27,594	$11,043

Weighted average remaining lease term (years)	8	2
Weighted average discount rate	9%	10%
(1) Includes minimum payments under existing operating leases currently classified as held-for-sale (refer to Note 3 for further discussion).

As of March 31, 2022, the Company entered into three lease agreements that have not yet commenced. The Company will determine the classifications at the respective commencement dates for the leases, but currently expect all of the leases to be classified as operating leases. The lease terms range from five to ten-year periods with initial payments ranging from $86 per year to $432 per year.

9.    INVENTORY
The Company’s inventory balance consists of the following:

	March 31, 2022	December 31, 2021
Retail inventory	$3,630	$3,331
Wholesale inventory	34,611	28,643
Cultivation inventory	6,988	6,367
Supplies & other	3,469	3,463
Total	$48,698	$41,804

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
10.    DEBT
The Company’s debt balances consist of the following:

Debt balances	March 31, 2022	December 31, 2021
Financing liability (failed sale-leaseback)	$15,253	$15,253
Finance lease liabilities	11,043	5,245
7.50% Loan due April 2026	30,893	30,763
6.10% Secured debenture due September 2030	46,162	46,050
Note due December 2024	4,750	4,750
9.75% Credit facilities due January 2026	68,551	68,673
Total debt	$176,652	$170,734
Less: current portion of debt	7,370	1,583
Total long-term debt	$169,282	$169,151
Scheduled maturities of debt, excluding amortization of discount and issuance costs, are as follows:

2022	$7,321
2023	1,583
2024	1,584
2025	—
2026	108,011
Thereafter	70,547
Total payments (excluding amortization of discount and issuance costs)	$189,046
During the three months ended March 31, 2022 and 2021, the Company incurred interest expense of $4,781 and $4,857, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Interest expense for the three months ended March 31, 2022 and 2021 included debt discount amortization of $373 and $260, respectively, and amortization of debt issuance costs of $266 and $852, respectively. As of March 31, 2022 and December 31, 2021, the Company had unamortized discount $5,821 and $6,320, respectively, and debt issuance costs of $6,573 and $6,194, respectively, which is netted against the gross carrying value of long-term debt in Debt, non-current on Unaudited Condensed Unaudited Condensed Consolidated Statements of Financial Position. Additionally, as of March 31, 2022 and December 31, 2021, the Company had accrued interest of $2,562 and $1,432, respectively, within Interest payable on the Unaudited Condensed Consolidated Statements of Financial Position.
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
7.50% Loan due April 2026
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

The loan is subject to various financial covenants, including a fixed charge coverage ratio and two leverage ratios. The Company has obtained a waiver of these covenants for the three month periods ended March 31, 2022 and June 30, 2022. This waiver included a $500 waiver fee that was paid to the lenders.

Commencing with the receipt of the of the loan, mandatory prepayments are required from net proceeds of certain sale or disposition activities provided these proceeds are not invested in additional capital assets within 12 months of the disposition date, as defined by the Credit Agreement.

As of March 31, 2022, the $25,000 delayed draw was not drawn upon. Refer to Note 14 for further discussion of the syndicated related party lender.

11.    SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
The table below details the change in Pubco shares outstanding by class for the three months ended March 31, 2022:

Shareholders’ Equity	Fixed Shares	Floating Shares	Fixed Shares Held in Treasury	Floating Shares Held in Treasury	Fixed Multiple Shares	Total Shares Outstanding
December 31, 2021	74,665	32,962	(589)	(253)	118	106,903
Issuances	255	253	—	—	—	508
March 31, 2022	74,920	33,215	(589)	(253)	118	107,411

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Warrants
A summary of the warrants activity outstanding is as follows:

Warrants	Fixed Shares	Floating Shares
December 31, 2021	5,817	2,524
Expired	—	—
March 31, 2022	5,817	2,524

The exercise price of each Fixed and Floating Share warrant is $3.15 and $3.01, respectively. The warrants are exercisable for a period of 4 years. The weighted-average remaining contractual life of the warrants outstanding is approximately 2.9 years. There was no aggregate intrinsic value for warrants outstanding as of March 31, 2022.
Non-controlling interests - convertible units
The Company has NCIs in consolidated subsidiaries USCo2 and HSCP. The non-voting shares of USCo2 and HSCP units make up substantially all of the NCI balance as of March 31, 2022 and are convertible for either 0.7 of a Fixed Share and 0.3 of a Floating Share of Pubco or cash, as determined by the Company. Summarized financial information of HSCP is presented below. USCo2 does not have discrete financial information separate from HSCP.

HSCP net asset reconciliation	March 31, 2022	December 31, 2021
Current assets	$103,620	$113,011
Non-current assets	391,449	375,807
Current liabilities	(38,437)	(29,256)
Non-current liabilities	(195,686)	(195,791)
Other NCI balances	(718)	(718)
Accumulated equity-settled expenses	(230,756)	(226,596)
Net assets	$29,472	$36,457
HSCP/USCo2 ownership % of HSCP	17.18%	17.24%
Net assets allocated to USCo2/HSCP	$5,063	$6,285
Net assets attributable to other NCIs	718	718
Total NCI	$5,781	$7,003

	Three Months Ended March 31,
HSCP Summarized Statement of Operations	2022	2021
Net loss allocable to HSCP/USCo2	$(7,080)	$(4,549)
HSCP/USCo2 weighted average ownership % of HSCP	17.21%	18.40%
Net loss allocated to HSCP/USCo2	$(1,218)	$(837)
Net loss allocated to other NCIs	1	4
Net loss attributable to NCIs	$(1,217)	$(833)
As of March 31, 2022, USCo2’s non-voting shares owned approximately 0.51% of HSCP units. USCo2’s capital structure is comprised of voting shares (approximately 71.33%), all of which are held by the Company, and of non-voting shares (approximately 28.67%) held by certain former HSCP members. Certain executive employees and profits interests holders own approximately 16.67% of HSCP units. The remaining 82.82% interest in HSCP is held by USCo and represents the members’ equity attributable to shareholders of the parent.
During the three months ended March 31, 2021, the Company had several transactions with HSCP and USCo2 that changed its ownership interest in the subsidiaries but did not result in loss of control. These transactions included business acquisitions and the redemption of HSCP and USCo2 convertible units for Pubco shares (as shown in the table below), and resulted in a $(601) allocation from NCI to shareholders' equity for the three months ended March 31, 2021.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
A reconciliation of the beginning and ending amounts of convertible units is as follows:

	Three Months Ended March 31,
Convertible Units	2022	2021
Beginning balance	23,076	24,142
Vested LLC C-1s canceled	—	—
LLC C-1s vested	—	—
NCI units converted to Pubco	—	(400)
Ending balance	23,076	23,742
12.    EQUITY-BASED COMPENSATION EXPENSE
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

Equity-based compensation - Plan (Acreage Holdings, Inc. Omnibus Incentive Plan)
In connection with the RTO transaction, the Company’s Board of Directors adopted an Omnibus Incentive Plan, as amended September 23, 2020 (the “Plan”), which permits the issuance of stock options, stock appreciation rights, stock awards, share units, performance shares, performance units and other stock-based awards up to an amount equal to 15% of the issued and outstanding Subordinate Voting Shares of the Company.
Pursuant to the Amended Arrangement, the Company retained the Plan described above, the upper limit of issuances being up to an amount equal to 15% of the issued and outstanding Fixed Shares and Floating Shares of the Company. As of March 31, 2022, the Company had 11,595 shares authorized and available for grant under the Plan.
Restricted Share Units (“RSUs”)

	Fixed Shares		Floating Shares
Restricted Share Units (Fair value information expressed in whole dollars)	RSUs	Weighted Average Grand Date Fair Value	RSUs	Weighted Average Grand Date Fair Value
Unvested, January 1, 2022	3,188	$7.30	1,262	$7.39
Granted	28	$1.35	95	$1.19
Forfeited	(177)	$2.55	(21)	$2.47
Vested	(841)	$8.81	(395)	$8.00
Unvested, March 31, 2022	2,198	$7.03	941	$6.62
Vested and unreleased(1)	718	$10.70	310	$10.37
Outstanding, March 31, 2022	2,916	$7.94	1,251	$7.55
(1) RSUs that are vested and unreleased represent RSUs that are pending delivery.
RSUs of the Company generally vest over a period of three years and RSUs granted to certain executives vest based on achievement of specific performance conditions. In certain situations for specified individuals, RSUs vest on an accelerated basis on separation. The fair value for RSUs is based on the Company’s share price on the date of the grant. The Company recorded $3,877 and $5,025 as Equity-based compensation expense on Unaudited Condensed Consolidated Statements of Operations during the three months ended March 31, 2022 and 2021, respectively. The fair value of RSUs vested during the three months ended March 31, 2022 and 2021 was $1,882 and $5,667, respectively.
The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs as of March 31, 2022 was approximately 1 year and $4,897, respectively. Unrecognized compensation expense related to these awards at March 31, 2022 was $12,340 and is expected to be recognized over a weighted average period of approximately 1 year.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Stock options

	Fixed Shares		Floating Shares
Stock Options (Exercise price expressed in whole dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, January 1, 2022	1,529	$11.07	2,414	$3.06
Forfeited	(4)	$13.14	(1)	$5.63
Options outstanding, March 31, 2022	1,525	$11.07	2,413	$3.06

Options exercisable, March 31, 2022	1,195	$13.06	1,894	$3.15
Stock options of the Company generally vest over a period of three years and options granted to certain executives vest based on achievement of specific performance conditions. Stock options of the Company have an expiration period of 5 or 10 years from the date of grant. The weighted average contractual life remaining for Fixed Share options outstanding and exercisable as of March 31, 2022 was approximately 6 and 7 years, respectively. The weighted average contractual life remaining for Floating Share options outstanding and exercisable as of March 31, 2022 was approximately 5 and 5 years, respectively. The Company recorded $282 and $1,017 as Equity-based compensation expense on Unaudited Condensed Consolidated Statements of Operations during the three months ended March 31, 2022 and 2021, respectively, in connection with these awards.

As of March 31, 2022, unamortized expense related to stock options totaled $1,241 and is expected to be recognized over a weighted-average period of approximately 1 year. As of March 31, 2022, the aggregate intrinsic value for unvested options and for vested and exercisable options was nil, respectively.

13.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company provides revolving lines of credit to several third parties. As of March 31, 2022, the maximum obligation under these arrangements was $15,150 (refer to Note 6 for further discussion).

Prior Plan of Arrangement with Canopy Growth

On June 19, 2019, the shareholders of the Company and of Canopy Growth separately approved the proposed plan of arrangement (the “Prior Plan of Arrangement”) involving the two companies, and on June 21, 2019, the Supreme Court of British Columbia granted a final order approving the Prior Plan of Arrangement. Effective June 27, 2019, the articles of the Company were amended pursuant to the Prior Plan of Arrangement to provide that, upon the occurrence (or waiver by Canopy Growth) of the Triggering Event, and subject to the satisfaction of the conditions set out in the arrangement agreement entered into between Acreage and Canopy Growth on April 18, 2019, as amended on May 15, 2019 (the “Original Arrangement Agreement”), Canopy Growth will acquire (the “Acquisition”) all of the issued and outstanding shares in the capital of the Company (each, an “Acreage Share”).
Second Amendment to the Arrangement Agreement with Canopy Growth
On September 23, 2020, Acreage and Canopy Growth entered into an amending agreement (the “Amending Agreement” or “Amended Arrangement”) (and together with the Original Arrangement Agreement and any further amendments thereto, the “Amended Plan of Arrangement”) and the Amended Arrangement became effective at 12:01 a.m. (Vancouver time) (the “Amendment Time”) on September 23, 2020 (the “Amendment Date”). Pursuant to the Amended Plan of Arrangement, Canopy Growth made a cash payment of $37,500 which was delivered to Acreage’s shareholders and certain holders of securities convertible or exchangeable into shares of Acreage. Acreage also completed a capital reorganization (the “Capital Reorganization”) effective as of the Amendment Time whereby: (i) each existing SVS was exchanged for 0.7 of a Fixed Share and 0.3 of a Floating Share; (ii) each issued and outstanding PVS was exchanged for 28 Fixed Shares and 12 Floating Shares; and (iii) each issued and outstanding MVS was exchanged for 0.7 of a Fixed Multiple Share and 0.3 of a Floating Share.
At the Amendment Time, each option, restricted share unit, compensation option, and warrant to acquire existing SVS (each a “Security”) that was outstanding immediately prior to the Amendment Time was exchanged for a replacement Security to acquire Fixed Shares (a “Fixed Share Replacement Security”) or Floating Shares (a “Floating Share Replacement Security”) to account for the Capital Reorganization.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Pursuant to the Amended Plan of Arrangement, upon the occurrence or waiver (at the discretion of Canopy Growth) of the Triggering Event (the “Triggering Event Date”), Canopy Growth will, subject to the satisfaction or waiver of certain closing conditions set out in the Amended Plan of Arrangement: (i) acquire all of the issued and outstanding Fixed Shares (following the mandatory conversion of the Fixed Multiple Shares into Fixed Shares) on the basis of 0.3048 of a common share of Canopy Growth (each whole common share, a “Canopy Growth Share”) for each Fixed Share held (the “Fixed Exchange Ratio”) at the time of the acquisition of the Fixed Shares (the “Acquisition Time”), subject to adjustment in accordance with the terms of the Amended Plan of Arrangement (the “Canopy Call Option”); and (ii) have the right (but not the obligation), exercisable for a period of 30 days following the Triggering Event Date to acquire all of the issued and outstanding Floating Shares (the “Floating Call Option”) at a price to be determined based upon the 30 day volume-weighted average trading price of the Floating Shares, subject to a minimum price of $6.41, as may be adjusted in accordance with the terms of the Amended Plan of Arrangement, to be payable, at the option of Canopy Growth, in cash, Canopy Growth Shares, or a combination thereof. If any portion is paid in Canopy Growth Shares, the number of Canopy Growth Shares to be exchanged for each Floating Share shall be determined on the basis of a 30 day volume-weighted average calculation using the Floating Shares (the “Floating Ratio”). The closing of the acquisition of the Floating Shares pursuant to the Floating Call Option, if exercised, will take place concurrently with the closing of the acquisition of the Fixed Shares pursuant to the Canopy Call Option, if exercised. The Canopy Call Option and the Floating Call Option will expire 10 years from the Amendment Date.
At the Acquisition Time each Fixed Share Replacement Security will be exchanged for a replacement Security from Canopy Growth equal to: (i) the number of Fixed Shares that were issuable upon exercise of such Fixed Share Replacement Security immediately prior to the Acquisition Time, multiplied by (ii) the Fixed Exchange Ratio in effect immediately prior to the Acquisition Time (if the foregoing would result in the issuance of a fraction of a Canopy Growth Share, then the number of Shares to be issued would be rounded down to the nearest whole number).
In the event that the Floating Call Option is exercised and Canopy Growth acquires the Floating Shares at the Acquisition Time, each Floating Share Replacement Security will be exchanged for a replacement Security from Canopy Growth equal to: (i) the number of Floating Shares that were issuable upon exercise of such Floating Share Replacement Security immediately prior to the Acquisition Time, multiplied by (ii) the Floating Ratio (if the foregoing would result in the issuance of a fraction of a Canopy Growth Share, then the number of Shares to be issued would be rounded down to the nearest whole number). In the event that the Floating Call Option is exercised and Canopy Growth acquires the Floating Shares at the Acquisition Time, Acreage will be a wholly-owned subsidiary of Canopy Growth.

The Amended Plan of Arrangement provides for, among other things, Amendments to the definition of Purchaser Approved Share Threshold (as defined therein) to change the number of Acreage shares available to be issued by Acreage without an adjustment in the Fixed Exchange Ratio such that Acreage may issue a maximum of 32,700 shares. Furthermore, Acreage generally may not issue any equity securities without Canopy Growth’s prior consent. Additionally, the Amended Plan of Arrangement allows for various Canopy Growth rights that extend beyond the Acquisition Date, including, among others, (i) rights to nominate a majority of Acreage’s Board of Directors following the Acquisition Time; (ii) restrictive covenants in respect of the business conduct in favor of Canopy Growth; (iii) termination of non-competition and exclusivity rights granted to Acreage by Canopy Growth in the event that Acreage does not meet certain specified financial targets; (iv) implementation of further restrictions on Acreage’s ability to operate its business in the event that Acreage does not meet certain specified financial targets; and (v) termination of the Amended Plan of Arrangement in the event that Acreage does not meet certain specified financial targets in the trailing 12 month period. Further, the Amended Plan of Arrangement imposes restrictions on Acreage entering into any contracts in respect of Company Debt if: (i) such contract would be materially inconsistent with market standards for companies operating in the United States cannabis industry; (ii) such contract prohibits a prepayment of the principal amount of such Company Debt; and (iii) such contract would provide for interest payments to be paid through the issuance of securities as opposed to cash, among other restrictions. The Amended Plan of Arrangement also provides for the following: (i) certain financial reporting obligations to Canopy; (ii) certain specified criteria related to any new directors or officers of Acreage, (iii) a limit to Acreage’s operations to the Identified States (as defined therein).

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

Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of March 31, 2022, for which no liabilities are recorded on the Unaudited Condensed Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of March 31, 2022 and 2021, such amounts were not material.
CanWell Settlement

In November 2020, the Company entered into a final confidential settlement agreement with CanWell, LLC for certain outstanding proceedings. As part of that agreement, the Company accrued for $7,750 in Legal settlements, net on the Statements of Operations for the year ended December 31, 2020. In connection with this settlement agreement, the Company issued a promissory note in the amount of $7,750 to CanWell, which is non-interest bearing and is payable in periodic payments through December 31, 2024. Through March 31, 2022, the Company has paid $3,000 of the promissory note.

Contingencies
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of March 31, 2022, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
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

High Street intends to vigorously defend this action, which the Company firmly believes is without merit. High Street is also entitled to full indemnity from the claims asserted against it by EPMMNY pursuant to the purchase agreement pertaining to its acquisition of NYCANNA and personal guarantee by the largest shareholders of the seller. High Street, along with the other defendants filed a motion to dismiss on April 1, 2019. The motion was fully briefed and submitted to the Court as of July 18, 2019, and oral argument was heard on September 6, 2019. The motion remains pending before the Court. Following a hearing held the week of April 25-29, 2022, the Court ruled that Plaintiff had the capacity to bring this action on behalf of EPMMNY. The motions to dismiss remain pending on all other grounds.

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

A final arbitration hearing took place from September 20 through September 24, in Atlanta, Georgia. On December 13, 2021, the arbitrator issued her interim award, finding in favor of the Company and denying Compass' counterclaim. A hearing took place on February 9, 2022 to determine the Company’s damages and attorney’s fees. On March 8, 2022, the arbitrator issued a final award of $694 to the Company. A contested action is currently pending in Forsyth County, Georgia seeking to confirm the arbitrator’s award.

14.    RELATED PARTY TRANSACTIONS
Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.
Related party notes receivable
Acreage has certain outstanding notes receivable with related parties. Refer to Note 6 for further discussion.

In May 2021, the Company sold two secured promissory notes totaling $28,000 received from the sale of Acreage Florida to Viridescent for cash proceeds of approximately $26,000. Viridescent is an entity controlled by Kevin Murphy, the Chairman of the board of directors. Refer to Note 3 for further discussion.

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

Michigan consulting agreement
Pursuant to the Consulting Services Agreement by and between Kevin Michigan, LLC, a company controlled by Kevin Murphy, and High Street (the “Michigan Consulting Agreement”), High Street provides certain consulting services to Kevin Michigan, LLC, which includes, but is not limited to, services related to application support, provisioning center administration and operation, local and state regulatory filings, human resource matters, and marketing matters. The Michigan Consulting Agreement explicitly states that High Street is not able to direct or control the business of Kevin Michigan, LLC. Additionally, there are certain leases held by and between Kevin Michigan, LLC, as lessee and certain wholly owned subsidiaries of High Street, as lessors. As of March 31, 2022, Kevin Michigan, LLC is not operational, and no consulting fees or rents has been paid to High Street or its wholly owned subsidiaries. Kevin Michigan, LLC is owned and controlled by the Company’s Chairman, Kevin Murphy.
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

Viridescent has committed $30,000 of the $100,000 available for immediate use under the Credit Facility, with third-party syndicated affiliates committing the additional $70,000. During the year ended March 31, 2022, $108 of interest expense under the facilities was attributed to Viridescent. The loan is secured by first-lien mortgages on Acreage’s wholly owned real estate and other commercial security interests. A third-party syndicate served as Administrative Agent for the transaction.

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

Basic and diluted loss per share is as follows:

	Three Months Ended March 31,
	2022	2021
Net loss attributable to common shareholders of the Company	$(12,694)	$(7,809)
Weighted average shares outstanding - basic	106,900	102,343
Effect of dilutive securities	—	—
Weighted average shares - diluted	106,900	102,343
Net loss per share attributable to common shareholders of the Company - basic	$(0.12)	$(0.08)
Net loss per share attributable to common shareholders of the Company - diluted	$(0.12)	$(0.08)
During the three months ended March 31, 2022, 5,817 Fixed warrants, 2,524 Floating warrants, 2,916 Fixed Share RSUs, 1,251 Floating Share RSUs, 1,525 Fixed Share stock options, 2,413 Floating Share stock options and 23,076 NCI convertible units

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive. During the three months ended March 31, 2021, 7,131 Fixed warrants, 3,087 Floating warrants, 4,441 Fixed Share RSUs, 2,431 Floating Share RSUs, 1,511 Fixed Share stock options, 2,123 Floating Share stock options and 23,742 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive.
17.    SUBSEQUENT EVENTS
In December 2021, the Company secured a $150,000 Credit Facility with a syndicate of lenders. Under the terms of the Credit Facility, $100,000 was available for immediate use and a further $50,000 is available in future periods under a committed accordion option once certain, predetermined milestones are achieved. As of March 31, 2022, $75,000 was drawn under this facility and the remaining current availability was $25,000. In April 2022, the Company drew down on the remaining $25,000 under this facility.
On May 3, 2022, the Company announced the sale of its cultivation and processing facility in Medford, Oregon for total consideration of $2.0 million, and closed its dispensary in Powell, Oregon.

Management has reviewed all other events subsequent to March 31, 2022 through the date of issuing these financial statements and determined that no further subsequent events require adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist in the understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth in “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), and “Cautionary Statement Regarding Forward-Looking Statements” set forth below.

This MD&A should be read in conjunction with the Company’s unaudited condensed consolidated financial statements for the three month period ended March 31, 2022 and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”) and the 2021 Form 10-K. Financial information presented in this MD&A is presented in thousands of U.S. dollars, unless otherwise indicated.
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
•risks relating to shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russia-Ukraine war on the global economy;
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

A description of additional assumptions used to develop such forward-looking statements and a description of additional risk factors that may cause actual results to differ materially from forward-looking statements can be found in Part I, Item 1A of the Company’s Annual Report on Form 10-K, under the heading “Risk Factors”, dated March 11, 2022, as filed with the Securities and Exchange Commission. Although Acreage has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Readers are cautioned that the foregoing list of factors is not exhaustive. Readers are further cautioned not to place undue reliance on forward-looking statements as there can be no assurance that the plans, intentions or expectations upon which they are placed will occur. Forward-looking statements contained in this Form 10-Q are expressly qualified by this cautionary statement. The forward-looking statements contained in this Form 10-Q represent the expectations of Acreage as of the date of this Form 10-Q and, accordingly, are subject to change after such date. However, Acreage expressly disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as expressly required by applicable securities law.

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview—This section provides a general description of the Company’s businesses, its strategic objectives, as well as developments that occurred during the three months ended March 31, 2022 and 2021 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2022 and 2021. This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended March 31, 2022 and 2021, as well as a discussion on the Company’s outstanding debt and commitments that existed as of March 31, 2022. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

As of March 31, 2022, Acreage owned and operated a total of 27 dispensaries - 5 dispensaries in Oregon, 4 in New York, 3 in New Jersey, 3 in Connecticut, 2 in Massachusetts, 2 in Illinois, 5 in Ohio, and 3 in Maine. Acreage also operated 1 dispensary in Maine under a managed services agreement. As of March 31, 2022, Acreage owned and operated a total of 10 cultivation and processing facilities, 1 each in California, Illinois, Maine, New Jersey, New York, Pennsylvania, respectively, and 2 each in Massachusetts and Ohio, respectively.
Strategic Priorities
The Company believes its refocused strategy is the key to continued improvements in its financial results and shareholder value. The Company remains focused on three key strategic objectives - accelerating growth in its core markets, driving profitability, and strengthening the balance sheet.
Accelerating Growth in Core Markets: Through prior acquisitions and capital expenditures, management believes Acreage is well positioned for future success in several key markets as regulations regarding the use of cannabis continue to evolve. The Company will continue to focus its growth on its core markets where it can take advantage of and expand on the presence already established.
Driving Profitability: The Company's focus on improving operational and financial results has generally resulted in improving profitability. Management continues to diligently control costs, improve operational efficiencies, and accelerate organic growth in its core markets to continue to report improved profitability going forward.
Strengthening the Balance Sheet: Strengthening the balance sheet is key to both providing the Company with the necessary capital to achieve its operational plans and building shareholder confidence. The Company has worked to ensure that sufficient capital is available when needed. Going forward, the Company will monitor the capital markets and utilize opportunities to access additional debt or equity, or both, when it is necessary and advantageous to do so.
Highlights from the three months ended March 31, 2022:
•The Company achieved total consolidated revenue growth of 48% as compared with the three months ended March 31, 2021.
•Adjusted EBITDA for the three months ended March 31, 2022 was $8.6 million compared to adjusted EBITDA of $1.6 million during the same period in 2021. This marks the fifth consecutive quarter of positive adjusted EBITDA, further validating management's refocused strategic plan. Refer to section “Non-GAAP Information” in this Item 2 for discussion of Adjusted EBITDA as a non-GAAP measure.
Highlights from the three months ended March 31, 2021:

•The Company achieved total consolidated revenue growth of 58% as compared with the three months ended March 31, 2020.
•The Company achieved positive adjusted EBITDA for the first time in its history.
•The Company opened a third The Botanist dispensary in Williamstown, New Jersey.
•The Company entered into an agreement to sell its operations in Florida, which is consistent with its overall strategy to focus on its core states.
•The Company extended the maturity date related to $21,000 of the $22,000 3.55% Credit facility collateral loan.

Operational and Regulation Overview

The Company believes its operations are in material compliance with all applicable state and local laws, regulations and licensing requirements in the states in which it operates. However, cannabis is illegal under U.S. federal law. Substantially all of the Company’s revenue is derived from U.S. cannabis operations. For information about risks related to U.S. cannabis operations, please refer to Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Aside from minimal impact to our day-to-day operations at select locations, COVID-19 has had an immaterial impact overall on our Company’s performance as key performance metrics are trending positively, including, but not limited to, significant improvements to net revenue and net loss as well as positive adjusted EBITDA results.
Results of Operations
The following table presents selected financial data derived from the unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2022 and 2021. The selected financial information set out below may not be indicative of the Company’s future performance.
Summary Results of Operations

			Better/(Worse)
in thousands, except per share amounts	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$	%
Revenues, net	$56,879	$38,393	$18,486	48%
Net operating income (loss)	(2,722)	1,806	(4,528)	n/m
Net loss attributable to Acreage	(12,694)	(7,809)	(4,885)	(63)
Basic and diluted loss per share attributable to Acreage	$(0.12)	$(0.08)	$(0.04)	(50)%
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

			Better/(Worse)
in thousands	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$	%
Retail revenue, net	$41,427	$25,847	$15,580	60%
Wholesale revenue, net	15,172	10,016	5,156	51
Other revenue, net	280	2,530	(2,250)	(89)
Total revenues, net	$56,879	$38,393	$18,486	48%
Cost of goods sold, retail	(20,768)	(13,082)	(7,686)	(59)
Cost of goods sold, wholesale	(6,601)	(4,690)	(1,911)	(41)
Total cost of goods sold	$(27,369)	$(17,772)	$(9,597)	(54)%
Gross profit	$29,510	$20,621	$8,889	43%
Gross margin	52%	54%		(2)%
n/m - Not Meaningful
Three months ended March 31, 2022 vs. 2021
Total revenues for the three months ended March 31, 2022 grew by $18,486, or 48%, compared with 2021. On a comparative basis, total revenue increased by $16,921 due to the acquisitions of (i) certain Maine operations (ii) CWG in May 2021 and (iii) Greenleaf Ohio in October 2021 and was offset by decreases of $289 due to the divestiture of Acreage Florida in April 2021. Additionally, total revenues for the three months ended March 31, 2022 for the Company’s operations in Oregon, which are considered non-core and are being held for sale, decreased by $621 as compared to fiscal 2021. Finally, total revenue for the prior comparative three month period ended March 31, 2021 included $2,530 of previously unrecognized management fees in New Hampshire, some of which related to prior periods consulting. Excluding these acquisitions and divestitures/closures, the impact of total revenue declines in the Company’s Oregon operations and the increased management fees earned in the comparable period, total revenue increased by $4,725, or 14%, for the three months ended March 31, 2022, as compared to fiscal 2021.
Retail revenue for the three months ended March 31, 2022 grew by $15,580, or 60%, compared with 2021. Excluding the impact of acquisitions and divestitures/closures, retail revenue increased by $814 for the three months ended March 31, 2022 compared to fiscal 2021. This organic growth was primarily driven by increased demand and production across various states and was partially offset by retail revenue declines of $621 in non-core states (Oregon).
Wholesale revenue for the three months ended March 31, 2022 grew by $5,156, or 51%, compared to fiscal 2021. The increased wholesale revenue was primarily due to increased capacity, coupled with maturing operations at the Company’s Pennsylvania and Illinois cultivation facilities. This resulted in higher yields and product mix in each of the respective markets. Additionally, wholesale revenue for the three months ended March 31, 2022 increased by $1,866 due to acquisitions that have occurred over the prior 24 months.
Retail cost of goods sold increased $7,686, or 59%, for the three months ended March 31, 2022 compared to 2021, which was generally consistent with the 60% increase in retail revenue. Price compression in select markets was offset by cost efficiencies.
Wholesale cost of goods sold increased $1,911, or 41%, for the three months ended March 31, 2022 compared to 2021, which was outpaced by the 51% increase in wholesale revenue. While wholesale cost of goods sold increased due to the volume increase associated with the wholesale revenue growth, the rate of growth was lower as a result of production efficiencies being achieved.
Gross profit increased $8,889, or 43%, for the three months ended March 31, 2022 to $29,510 from $20,621 in 2021, and Gross margin decreased from 54% of revenue for the three months ended March 31, 2021 to 52% of revenue in 2022, or (2)%, due to the factors discussed above. Excluding other revenue which has no associated costs of goods sold, gross margin improved from 50% for the three months ended March 31, 2021 to 52% for the three months ended March 31, 2022.
Revenue by geography
While the Company operates under one operating segment for the production and sale of cannabis products, the below revenue breakout by geography is included as management believes it provides relevant and useful information to investors.

Revenue by region			Better/(Worse)
in thousands	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$	%
New England	$16,426	$18,056	$(1,630)	(9)%
Mid-Atlantic	15,355	12,135	3,220	27
Midwest	23,169	5,872	17,297	295
West	1,929	1,859	70	4
South	—	471	(471)	(100)
Total revenues, net	$56,879	$38,393	$18,486	48%

n/m - Not Meaningful
Total operating expenses

Total operating expenses consist primarily of loss on impairments, compensation expense at our corporate offices as well as operating subsidiaries, professional fees, which includes, but is not limited to, legal and accounting services, depreciation and other general and administrative expenses.

Operating expenses			Better/(Worse)
in thousands	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$	%
General and administrative	$8,387	$9,218	$(831)	(9)%
Compensation expense	14,195	10,362	3,833	37
Equity-based compensation expense	4,159	6,042	(1,883)	(31)
Marketing	697	12	685	n/m
Impairments, net	2,138	818	1,320	161
Write down (recovery) of assets held-for-sale	874	(8,616)	9,490	n/m
Loss on legal settlements	(25)	10	(35)	n/m
Depreciation and amortization	1,807	969	838	86
Total operating expenses	$32,232	$18,815	$13,417	71%

n/m - Not Meaningful
Three months ended March 31, 2022 vs. 2021
Total operating expenses for the three months ended March 31, 2022 were $32,232, an increase of $13,417, or 71%, compared with 2021. The primary drivers of the decrease in operating expenses were as follows:
•General and administrative expenses decreased $831 during the three months ended March 31, 2022 compared with 2021, primarily due to decreases in professional fees.
•Compensation expense increased $3,833 during the three months ended March 31, 2022 as compared with 2021, primarily due to increased headcount required to manage the Company’s expanded operations, including the acquisitions of certain Maine operations, CWG, and Greenleaf during the period.
•Equity-based compensation expense decreased $1,883, or 31%, during the three months ended March 31, 2022 as compared with 2021, primarily due to benefits associated with reorganization efforts undertaken in prior periods, resulting in the acceleration of restricted share vesting for certain employees and previously issued awards becoming fully vested and cancelled in prior periods.
•Impairments, net of $2,138 for the three months ended March 31, 2022 was primarily driven by an impairment of $1,907,000 related to certain Michigan locations as the Company was unsuccessful in finding a satisfactory buyer for these assets which were previously classified as held-for-sale.
•Write down (recovery) of assets held-for-sale of $874 for the three months ended March 31, 2022 related to the Company’s Oregon operations, Write down (recovery) of assets held-for-sale of for the three months ended March 31, 2021 were due to a recovery that was attributable to the Company agreeing on terms to sell Acreage Florida, and determining that the fair value less costs to sell its Acreage Florida disposal group increased $8,616 in excess of its previously written down value.
•Depreciation and amortization expenses increased $838 during the three months ended March 31, 2022 compared with 2021, primarily due to an acceleration of the amortization of certain intangible assets as a result of a reduction in the expected useful lives of such assets.
Total other income (loss)

Other income (loss)			Better/(Worse)
in thousands	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$	%
Income (loss) from investments, net	$1,133	$(144)	$1,277	n/m
Interest income from loans receivable	417	1,465	(1,048)	(72)
Interest expense	(4,781)	(4,857)	76	2
Other loss, net	(10)	(1,566)	1,556	99
Total other loss	$(3,241)	$(5,102)	$1,861	36%

n/m - Not Meaningful
Three months ended March 31, 2022 vs. 2021
Total other loss for the three months ended March 31, 2022 was $3,241, a decrease of $1,861, or 36%, compared with 2021. The primary drivers of the decrease in Total other loss were as follows:
•Income from investments, net of $1,133 for the three months ended March 31, 2022 was primarily due to increases in the fair market value of investments in entities where the Company does not have significant influence or control of $788 in addition to distributions received from certain investments of $345.
•Interest income from loans receivable of $417 for the three months ended March 31, 2022 has declined $1,048 as compared with 2021 due to a reduction in loans receivable outstanding during the period.
•Other loss, net for the three months ended March 31, 2022 of $10 decreased by 1,556 as compared with 2021. Other loss for the three months ended March 31, 2021 related to the disposal of capital assets related to Form Factory.

Net loss

Net loss			Better/(Worse)
in thousands	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$	%
Net loss	$(13,911)	$(8,642)	$(5,269)	(61)%
Less: net loss attributable to non-controlling interests	(1,217)	(833)	(384)	(46)
Net loss attributable to Acreage Holdings, Inc.	$(12,694)	$(7,809)	$(4,885)	(63)%

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

Adjusted EBITDA			Better/(Worse)
in thousands	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$	%
Net loss (U.S. GAAP)	$(13,911)	$(8,642)
Income tax expense	7,948	5,346
Interest expense, net	4,364	3,392
Depreciation and amortization(1)	2,891	1,522
EBITDA (non-GAAP)	$1,292	$1,618	$(326)	(20)%
Adjusting items:
Loss (income) from investments, net	(1,133)	144
Impairments, net	1,956	818
Loss on Sewell facility	182	—
Write down (recovery) of assets held-for-sale	874	(8,616)
Legal settlements, net	(25)	10
Gain on business divestiture	(4)	—
Equity-based compensation expense	4,159	6,042
Other non-recurring expenses(2)	1,326	1,579
Adjusted EBITDA (non-GAAP)	$8,627	$1,595	$7,032	441%

n/m - Not Meaningful
(1) Depreciation and amortization as of March 31, 2021 contains depreciation and amortization included in cost of goods sold.
(2)Other non-recurring expenses relates to certain compensation, general and administrative, and other miscellaneous expenses. The Company excludes these items as they are not expected to recur.

The increases in adjusted EBITDA are driven by the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and uses of cash
The Company’s primary uses of capital include operating expenses, capital expenditures and the servicing of outstanding debt. The Company’s primary sources of capital include funds generated by cannabis sales as well as financing activities. Through March 31, 2022, the Company had primarily used private financing as a source of liquidity for short-term working capital needs and general corporate purposes.
As of March 31, 2022, the Company had cash of $32,619 (not including $95 of restricted cash or $347 of cash held for sale within current Assets held-for-sale on the Unaudited Condensed Consolidated Statements of Financial Position). As of March 31, 2022, the Company also had short-term investments of $3,401 which can be readily be converted into cash. The Company’s ability to fund its operations, capital expenditures, acquisitions, and other obligations depends on its future operating performance and ability to obtain financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond the Company’s control.
The Company’s future contractual obligations include the following:
Leases
As of March 31, 2022, the Company had future operating lease obligations and future finance lease obligations of $42,600 and $22,006, respectively, with $3,763 and $6,500 payable within 12 months, respectively. The Company leases land, buildings, equipment and other capital assets which it plans to use for corporate purposes in addition to the production and sale of cannabis products. Leases with an initial term of 12 months or less are not recorded on the Unaudited Condensed Consolidated Statements of Financial Position and are expensed in the Unaudited Condensed Consolidated Statements of Operations on the straight-line basis over the lease term. The Company does not have any material variable lease payments, and accounts for non-lease components separately from leases. Refer to Note 8 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
Debt
As of March 31, 2022, the Company had outstanding debt with varying maturities for an aggregate principal amount of $176,652, with $7,321 payable within the remaining 9 months. The Company has related future interest payments of $64,219, with $10,374 payable within the remaining 9 months. Refer to Note 10 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
The Company expects that its total readily available funds of $57,619 at March 31, 2022, including cash on hand of $32,619 and the undrawn $25,000 delayed draw term loan, and its ability to obtain private and/or public financing, will be adequate to support the future obligations discussed above as well as the capital needs of the existing operations and expansion plans over the next twelve months.
Cash flows
Cash and cash equivalents, restricted cash, and cash held for sale were $33,061 as of March 31, 2022, a decrease of $11,440 from March 31, 2021. The following table details the change in cash, cash equivalents, restricted cash and cash related to assets held for sale for the three months ended March 31, 2022 and 2021.

Cash flows			Better/(Worse)
in thousands	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	$	%
Net cash used in operating activities	$(5,363)	$(1,589)	$(3,774)	(238)%
Net cash used in investing activities	(6,066)	(6,530)	464	7
Net cash used in financing activities	(11)	(579)	568	98
Net decrease in cash, cash equivalents, restricted cash, and cash held for sale	$(11,440)	$(8,698)	$(2,742)	(32)

n/m - Not Meaningful
Net cash used in operating activities
During the three months ended March 31, 2022, the Company used $5,363 of net cash in operating activities, which represents an increase of $3,774, or 238%, when compared with 2021. Although the reported net loss increased during the three months ended March 31, 2022 when compared to the same period of 2021, the net loss excluding non-cash items such as impairments, equity based compensation, write-offs and recoveries, gains and losses on disposals and depreciation and amortization improved by $4,862. This improvement was more than offset by an increase in the cash flow required to fund working capital, in particular an increase in inventories as a result of the expanded operations and a decrease in other liabilities due to the timing of payments.
Net cash used in investing activities
During the three months ended March 31, 2022, the Company used $6,066 of net cash through investing activities. This represented an improvement of $464 when compared with 2021. Cash used in investing activities during the year ended March 31, 2022 primarily consisted of (i) cash paid for short-term investments of $3,400 and (ii) $8,290 in cash paid related to capital asset purchases and was somewhat offset by (iii) the collection of notes receivable. Cash used in investing activities during the three months ended March 31, 2021 primarily consisted of (i) investments in notes receivable of $1,229 and (ii) $5,421 in cash paid related to capital asset purchases.
Net cash used in financing activities
During the three months ended March 31, 2022, the Company used $11 of net cash in financing activities. This represented a decrease of $568 when compared with 2021, which included (i) $2,070 of repayments of debt offset by (ii) $1,190 of proceeds from financing that didn’t occur in the current period.

Capital Resources
Capital structure and debt
Our debt outstanding as of March 31, 2022 and December 31, 2021 is as follows:

Debt balances	March 31, 2022	December 31, 2021
Financing liability (failed sale-leaseback)	$15,253	$15,253
Finance lease liabilities	11,043	5,245
7.50% Loan due April 2026	30,893	30,763
6.10% Secured debenture due September 2030	46,162	46,050
Note due December 2024	4,750	4,750
9.75% Credit facilities due January 2026	68,551	68,673
Total debt	$176,652	$170,734
Less: current portion of debt	7,370	1,583
Total long-term debt	$169,282	$169,151
Commitments and contingencies
Commitments
The Company provides revolving lines of credit to several third parties. Refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
In connection with the CanWell settlement discussed in Note 13 of the Unaudited Condensed Consolidated Financial Statements, the Company issued a promissory note in the amount of $7,750, which is non-interest bearing and is payable in periodic payments through December 31, 2024.
Definitive agreements

During the year ended December 31, 2021, a subsidiary of the Company entered into a definitive agreement and management services agreement to sell an indoor cultivation facility in Medford, Oregon and a retail dispensary in Portland, Oregon, for total consideration of $3,000, to be paid in a series of tranches based on estimated regulatory approvals which are not expected to exceed 18 months. In March 2022, the total consideration was reduced to $2,000. This sale is expected to close in 2022.
During the year ended December 31, 2021, a subsidiary of the Company entered into a definitive agreement and management services agreements to sell, upon regulatory approval, four retail dispensaries in Oregon for total consideration of $6,500, consisting of a $250 cash payment at the time of signing and a 10-month secured promissory note. This sale is expected to close in 2022.
Arrangement with Canopy Growth
On June 19, 2019, the shareholders of the Company and of Canopy Growth separately approved the Prior Plan of Arrangement involving the two companies. Subsequently, on September 23, 2020, Acreage and Canopy Growth entered into an amending agreement and the Amended Arrangement became effective on September 23, 2020. Refer to Note 13 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
Surety bonds
The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of March 31, 2022, for which no liabilities are recorded on the Unaudited Condensed Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of March 31, 2022, such amounts were not material.
Contingencies
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of March 31, 2022, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
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
Critical accounting policies and estimates
We have adopted various accounting policies to prepare the Unaudited Condensed Consolidated Financial Statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2021 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

As of March 31, 2022 there have been no material changes to our critical accounting policies and estimates from those previously disclosed in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk (presented in thousands, except share amounts).
The Company has exposure to certain risks, including market, credit, liquidity, asset forfeiture, banking and interest rate risk, and assesses the impact and likelihood of those risks. However, there have been no material changes in our market risk during the three months ended March 31, 2022. For additional information, refer to our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ending March 31, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The operations of CWG represents approximately 3% of the Company’s total assets as of March 31, 2022 and 1% of the Company’s gross revenue for the three months ended March 31, 2022.

The operations of Greenleaf represents approximately 10% of the Company’s total assets as of March 31, 2022 and 26% of the Company’s gross revenue for the three months ended March 31, 2022.

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

The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s principal executive officer and principal financial officer concluding that as of March 31, 2022, a material weakness existed in the Company’s internal controls over financial reporting. Specifically, as a result of turnover and the availability of resources with the appropriate level of technical capabilities (including the impacts on staffing and recruiting and the general global labor shortage brought about by the global COVID-19 pandemic), the Company did not have effective staffing levels and adequate segregation of duties within several finance and accounting processes. Further, and as a result of this material weakness, the Company’s financial disclosures for the quarterly period ending June 30, 2021 incorrectly disclosed certain debt that was due 11 months after the balance sheet date as long-term rather than as current liabilities. Additionally, and as a result of this material weakness, the Company’s financial disclosures for the quarterly and annual periods ended June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, and September 30, 2021 incorrectly reported the weighted average shares outstanding which resulted in an incorrect determination of earnings per share and diluted earnings per share.

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
PART II
Item 1. Legal Proceedings.
For information on legal proceedings, refer to Note 13 to the Unaudited Condensed Consolidated Financial Statements included this report.
Item 1A. Risk Factors.
There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
10.1	Consulting Agreement, dated as of April 1, 2022, by and between the Company and R4 Holdings, LLC.	8-K	000-56021	10.1	4/6/2022
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Extensible Business Reporting Language):): (i) Consolidated Statements of Financial Position as of March 31, 2022 (unaudited) and December 31, 2021 (audited), (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and March 31, 2021, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and March 31, 2021, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2022 and March 31, 2021 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
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
Date: May 10, 2022

Acreage Holdings, Inc.

By:	/s/ Steve Goertz
Steve Goertz
Chief Financial Officer