Form 10-Q
period 2022-06-30
Acreage Holdings, Inc.
filed 2022-08-09
CIK 1762359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to

Commission file number 000-56021

ACREAGE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada			98-1463868
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

366 Madison Ave, 14th floor	New York	New York	10017
(Address of Principal Executive Offices)			(Zip Code)
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

The Company has three classes of issued and outstanding shares: the Class E subordinate voting shares (the “Fixed Shares”), the Class D subordinate voting shares (the “Floating Shares”) and the Class F multiple voting shares (the “Fixed Multiple Shares”). The Fixed Shares and Floating Shares each entitle the holders to notice of and to attend at any meeting of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company have the right to vote. Each Fixed Share is entitled to one vote per Fixed Share, each Floating Share is entitled to one vote per Floating Share and each Fixed Multiple Share is entitled to 4,300 votes per Fixed Multiple Share on all matters upon which the holders of shares are entitled to vote. As of August 2, 2022, there were 78,449,326 Fixed shares, 33,893,549 Floating Shares, and 117,600 Fixed Multiple Shares, in each case, issued and outstanding.

TABLE OF CONTENTS
Acreage Holdings, Inc.
Form 10-Q
For the Three and Six Months Ended June 30, 2022

PART I

Item 1. Financial Statements and Supplementary Data.

ACREAGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$29,235	$43,180
Restricted cash	95	1,098
Accounts receivable, net	8,991	8,202
Inventory	52,553	41,804
Notes receivable, current	4,508	7,104
Short-term investments	3,403	—
Assets held-for-sale	3,905	8,952
Other current assets	3,417	2,639
Total current assets	106,107	112,979
Long-term investments	34,672	35,226
Notes receivable, non-current	26,242	27,563
Capital assets, net	138,697	126,797
Operating lease right-of-use assets	21,258	24,598
Intangible assets, net	119,303	119,695
Goodwill	43,534	43,310
Other non-current assets	3,379	1,383
Total non-current assets	387,085	378,572
TOTAL ASSETS	$493,192	$491,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$23,908	$23,861
Taxes payable	21,326	24,572
Interest payable	3,454	1,432
Operating lease liability, current	2,244	2,145
Debt, current	7,363	1,583
Non-refundable deposits on sale	250	1,000
Liabilities related to assets held for sale	1,324	1,867
Other current liabilities	10,844	10,333
Total current liabilities	70,713	66,793
Debt, non-current	194,177	169,151
Operating lease liability, non-current	20,801	24,255
Deferred tax liability	26,215	27,082
Other liabilities	1,250	—
Total non-current liabilities	242,443	220,488
TOTAL LIABILITIES	313,156	287,281
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Commitments and contingencies
Common stock, no par value - unlimited authorized, 109,189 and 106,903 issued and outstanding, respectively	—	—
Additional paid-in capital	757,831	756,536
Treasury stock, 842 common stock held in treasury	(21,054)	(21,054)
Accumulated deficit	(560,838)	(538,215)
Total Acreage Shareholders' equity	175,939	197,267
Non-controlling interests	4,097	7,003
TOTAL EQUITY	180,036	204,270

TOTAL LIABILITIES AND EQUITY	$493,192	$491,551
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021		2022	2021
REVENUE
Retail revenue, net	$46,685	$28,396		$88,112	$54,243
Wholesale revenue, net	14,360	15,541		29,532	25,557
Other revenue, net	306	280		586	2,810
Total revenues, net	61,351	44,217		118,230	82,610
Cost of goods sold, retail	(23,466)	(14,051)		(44,234)	(27,133)
Cost of goods sold, wholesale	(7,271)	(6,291)		(13,872)	(10,980)
Total cost of goods sold	(30,737)	(20,342)		(58,106)	(38,113)
Gross profit	30,614	23,875		60,124	44,497

OPERATING EXPENSES
General and administrative	8,922	5,384		17,309	14,602
Compensation expense	12,579	11,175		26,774	21,537
Equity-based compensation expense	1,655	6,981		5,814	13,023
Marketing	964	397		1,661	409
Impairments, net	329	—		2,467	818
Loss on notes receivable	—	1,726		—	1,726
Write down (recovery) of assets held-for-sale	—	—		874	(8,616)
Legal settlements (recoveries)	(310)	312		(335)	322
Depreciation and amortization	3,165	4,657		4,972	5,626
Total operating expenses	27,304	30,632		59,536	49,447

Net operating income (loss)	$3,310	$(6,757)		$588	$(4,950)

Income (loss) from investments, net	(996)	(1,122)		137	(1,266)
Interest income from loans receivable	365	1,593		782	3,058
Interest expense	(5,520)	(5,595)		(10,301)	(10,452)
Other income, net	286	9,311		276	7,745
Total other income (loss)	(5,865)	4,187		(9,106)	(915)

Loss before income taxes	$(2,555)	$(2,570)		$(8,518)	$(5,865)

Income tax expense	(8,048)	(736)		(15,996)	(6,082)

Net loss	$(10,603)	$(3,306)		$(24,514)	$(11,947)

Less: net loss attributable to non-controlling interests	(674)	(753)		(1,891)	(1,586)

Net loss attributable to Acreage Holdings, Inc.	$(9,929)	$(2,553)		$(22,623)	$(10,361)

Net loss per share attributable to Acreage Holdings, Inc. - basic and diluted:	$(0.09)	$(0.02)	(1)	$(0.21)	$(0.10)	(1)

Weighted average shares outstanding - basic and diluted	108,230	104,853	(1)	107,569	103,605	(1)
(1) Presentation of June 30, 2021 figures have been revised.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity	Non-controlling Interests	Total Equity
December 31, 2020	3,861	101,250	$737,290	$(21,054)	$(475,205)	$241,031	$18,678	$259,709
Purchase of non-controlling interest in subsidiary	—		(272)	—	—	(272)	(14)	(286)
NCI adjustments for changes in ownership	—	400	601	—	—	601	(601)	—
Capital distributions, net	—	—	—	—	—	—	(30)	(30)
Other equity transactions	—	97	300	—	—	300	—	300
Equity-based compensation expense and related issuances	—	1,693	6,042	—	—	6,042	—	6,042
Net loss	—	—	—	—	(7,809)	(7,809)	(833)	(8,642)
March 31, 2021	3,861	103,440	$743,961	$(21,054)	$(483,014)	$239,893	$17,200	$257,093
NCI adjustments for changes in ownership	—	666	(1,463)	—	—	(1,463)	1,463	—
Capital distributions, net	—	—	—	—	—	—	(2,547)	(2,547)
Other equity transactions	—	1	117	—	—	117	—	117
Equity-based compensation expense and related issuances	—	1,595	6,981	—	—	6,981	—	6,981
Net loss	—	—	—	—	(2,553)	(2,553)	(753)	(3,306)
June 30, 2021	3,861	105,702	$749,596	$(21,054)	$(485,567)	$242,975	$15,363	$258,338

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity	Non-controlling Interests	Total Equity
December 31, 2021	3,861	106,903	$756,536	$(21,054)	$(538,215)	$197,267	$7,003	$204,270
NCI adjustments for changes in ownership	—	—	5	—	—	5	(5)	—
Equity-based compensation expense and related issuances	—	508	4,159	—	—	4,159	—	4,159
Net loss	—	—	—	—	(12,694)	(12,694)	(1,217)	(13,911)
March 31, 2022	3,861	107,411	$760,700	$(21,054)	$(550,909)	$188,737	$5,781	$194,518
NCI adjustments for changes in ownership	—	—	(4,524)	—	—	(4,524)	4,524	—
Capital distributions, net	—	—	—	—	—	—	(5,534)	(5,534)
Equity-based compensation expense and related issuances	—	1,778	1,655	—	—	1,655	—	1,655
Net loss	—	—	—	—	(9,929)	(9,929)	(674)	(10,603)
June 30, 2022	3,861	109,189	$757,831	$(21,054)	$(560,838)	$175,939	$4,097	$180,036
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,514)	$(11,947)
Adjustments for:
Depreciation and amortization	4,972	5,626
Depreciation and amortization included in COGS	2,877	1,168
Equity-based compensation expense	5,814	13,438
Gain on business divestiture	(290)	(11,681)
Loss on disposal of capital assets	49	1,644
Loss on impairment	2,467	818
Loss on notes receivable	—	1,726
Bad debt expense	14	411
Non-cash interest expense	1,470	2,507
Non-cash operating lease expense	(55)	(481)
Loss on lease termination	338	—
Deferred tax (income) expense	(791)	(7,209)
Non-cash loss from investments, net	552	1,266
Other non-cash (income) expense, net	—	(2,500)
Write-down (recovery) of assets held-for-sale	874	(8,616)
Change, net of acquisitions in:
Accounts receivable, net	(2,304)	(5,098)	(1)
Inventory	(10,460)	(5,109)
Other assets	(197)	2,365	(1)
Interest receivable	(782)	(187)	(1)
Accounts payable and accrued liabilities	(2,331)	(1,361)
Taxes payable	(3,246)	6,734
Interest payable	2,022	286
Other liabilities	55	(4,838)
Net cash used in operating activities	$(23,466)	$(21,038)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital assets	$(11,876)	$(15,829)
Investments in notes receivable	—	(3,567)
Collection of notes receivable	5,999	12,392
Proceeds from business divestiture	—	24,408
Business acquisitions, net of cash acquired	—	542
Purchases of intangible assets	(900)	—
Distributions from investments	689	792
Proceeds from sale of promissory notes	—	26,000
Cash paid for short-term investment	(3,400)	—
Net cash provided by (used in) investing activities	$(9,488)	$44,738
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing (refer to Note 14 for related party financing)	25,000	4,540
Deferred financing costs paid	(511)	(975)
Repayment of debt	(938)	(44,070)
Capital distributions - non-controlling interests	(5,534)	—
Net cash provided by (used in) financing activities	$18,017	$(40,505)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Net decrease in cash, cash equivalents, restricted cash, and cash held for sale	$(14,937)	$(16,805)
Cash, cash equivalents, restricted cash, and cash held for sale - Beginning of period	44,501	54,639
Cash, cash equivalents, restricted cash, and cash held for sale - End of period	$29,564	$37,834

RECONCILIATION OF CASH FLOW INFORMATION:
Cash and cash equivalents	$29,235	$36,736
Restricted cash	95	1,098
Cash held for sale	$234	$—
Total cash, cash equivalents, restricted cash, and cash held for sale at end of period	$29,564	$37,834
(1) Presentation of June 30, 2021 figures have been revised, refer to Note 2 for further discussion.

	Six Months Ended June 30,
(in thousands)	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid - non-lease	$5,586	$6,567
Income taxes paid	21,476	5,934
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets not yet paid for	$5,505	$4,168
Promissory note conversion (Note 6)	—	10,880
Non-cash proceeds from business divestiture	2,000	34,475
Non-cash proceeds from finance lease	5,785	—

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
The Company’s principal place of business is located at 366 Madison Ave, 14th floor, New York, New York in the U.S. The Company’s registered and records office address is Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia in Canada.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Pursuant to the implementation of the Amended Arrangement, on September 23, 2020, a subsidiary of Canopy Growth advanced gross proceeds of $50,000 to Universal Hemp, LLC, an affiliate of the Company. The debenture bears interest at a rate of 6.1% per annum. Refer to Note 10 for further discussion.
COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in Wuhan, China. Since then, it has spread to other countries and infections have been reported around the world. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic.

In response to the outbreak, governmental authorities in the United States, Canada and internationally have introduced various recommendations and measures to try to limit the pandemic, including travel restrictions, border closures, non-essential business closures, quarantines, self-isolations, shelters-in-place and social distancing. The COVID-19 outbreak and the response of governmental authorities to try to limit it are having a significant impact on the private sector and individuals, including unprecedented business, employment and economic disruptions. Management has been closely monitoring the impact of COVID-19, with a focus on the health and safety of the Company’s employees, business continuity and supporting the communities where the Company operates. The Company implemented various measures at the height of the pandemic to reduce the spread of the virus, such as implementing social distancing measures at its facilities. Most of these measures are no longer considered to be necessary or required; however, the Company reserves the right to implement similar precautionary measures in the future as circumstances change.

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

As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit as of June 30, 2022, as well as a net loss and negative cash flow from operating activities for the six months ended June 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt about the Company’s ability to meet its obligations for the next twelve months from the date these financial statements were issued has been alleviated due to, but not limited to, (i) access to future capital commitments, (ii) continued sales growth from the Company’s consolidated operations, (iii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iv) restructuring plans that have already been put in place to improve the Company’s profitability, (v) the AFC-VRT credit facilities (refer to Note 10 for further discussion), and (vi) the anticipated Non-Core Divestiture (refer to Notes 3 and 17 for further discussion), as well as access to the U.S. public equity markets.

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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, dated March 11, 2022, as filed with the Securities and Exchange Commission (the “2021 Form 10-K”).

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
VIEs

In determining whether the Company is the primary beneficiary of a VIE, the Company assesses whether it has the power to direct matters that most significantly impact the activities of the VIE and have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. There were no material consolidated VIEs as of June 30, 2022 or December 31, 2021.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Cash and restricted cash, as presented on the Unaudited Condensed Consolidated Statements of Cash Flows, consists of $29,235 and $95 as of June 30, 2022, respectively, and $36,736 and $1,098 as of June 30, 2021, respectively.
Accounts receivable valuations and reclassifications

Accounts receivable are stated at their net realizable value. The allowance against gross trade receivables reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of June 30, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was $318 and $445, respectively.

Net loss per share
Net loss per share represents the net loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis. Basic and diluted loss per share are the same as of June 30, 2022, 2021 and 2020, as the issuance of shares upon conversion, exercise or vesting of outstanding units would be anti-dilutive in each period. There were 37,472 and 43,247 anti-dilutive shares outstanding as of June 30, 2022 and 2021, respectively.
Change In Presentation
Note that certain items presented on the six months ended June 30, 2021 Unaudited Condensed Consolidated Statement of Cash Flows includes a change in presentation to conform to the current year presentation. There was no impact to our Consolidated Financial Statements as a result of this reclassification.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
3.    ACQUISITIONS, DIVESTITURES AND ASSETS HELD FOR SALE
Acquisitions

During the six-month period ended June 30, 2022, the Company did not complete any business acquisitions. During the year ended December 31, 2021, the Company completed the following business acquisitions, and has allocated the purchase price as follows:

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
Greenleaf
On October 1, 2021, a subsidiary of the Company acquired of 100% of Greenleaf Apothecaries, Greenleaf Gardens, and Greenleaf Therapeutics, collectively known as “Greenleaf.” Greenleaf consists of cannabis cultivation, processing, and dispensary operations in the state of Ohio. The completion of this acquisition established Acreage’s footprint in the Ohio cannabis market.

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
NCCRE
On March 19, 2021, a subsidiary of the Company, HSC Solutions, LLC entered into an assignment of membership agreement to acquire the remaining non-controlling interests of its subsidiary, NCC Real Estate, LLC (“NCCRE”), based primarily on the fair value of property held by NCCRE estimated in the amount of $850. The consideration paid to the non-controlling interest sellers of $286 was recorded in Additional paid-in capital and Non-controlling interests on the Statements of Financial Position. Additionally, the Company subsequently repaid the outstanding principal balance of the NCCRE secured loan.
Divestitures
In February 2021, a subsidiary of the Company entered into a definitive agreement and management services agreement to sell an indoor cultivation facility in Medford, Oregon ("Medford") and a retail dispensary in Powell, Oregon ("Powell"), for total consideration of $3,000. In March 2022, the total consideration was reduced to $2,000. During the six months ended June 30, 2022, the Company sold all equity interests in Medford for an aggregate sale price of $2,000 and recognized a gain on sale of $290 recorded in Other income, net in the Unaudited Condensed Consolidated Statements of Operations. The aggregate sales price consisted of $750 paid to the Company in February 2021 and $1,250 of promissory notes (refer to Note 6 for further discussion). In conjunction with the sale, the Company closed its dispensary in Powell. Further, the Company derecognized deferred tax liabilities of $375 related to Medford.
During the six months ended June 30, 2021, a subsidiary of the Company sold all equity interests in Acreage Florida, Inc. (“Acreage Florida”), for an aggregate sale price of $60,000. Acreage Florida is licensed to operate medical cannabis dispensaries, a processing facility and a cultivation facility in the state of Florida. The aggregate sales price consisted of approximately $21,500 in cash, $7,000 of the buyer’s common stock, subject to a rolling lock up restriction period ending one year after the disposition date, with the lock up expiring in monthly 1/6th increments beginning October 27, 2021, and secured promissory notes totaling approximately $31,500. This resulted in a gain on sale of $11,682 recorded in Other income, net on the Consolidated Statements of Operations for the six months ended June 30, 2021. The Company subsequently sold the promissory notes and recognized a net loss of $2,000 as discussed in Note 6. Further, the Company de-recognized deferred tax liabilities related to indefinite-lived intangible lived assets held by Acreage Florida of $6,044 as a result of the disposition in Other income, net on the Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2021.
Assets Held for Sale
The Company determined certain businesses and assets met the held-for-sale criteria. As such, the related assets and liabilities within these disposal groups were transferred into Assets held-for-sale and Liabilities related to assets held for sale on the Unaudited Condensed Consolidated Statements of Financial Position.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
During the six months ended June 30, 2022, the Company tested each disposal group for impairment and recognized charges of $874 within Write down (recovery) of assets held-for-sale on the Unaudited Condensed Consolidated Statements of Operations related to Medford and Powell. During the six months ended June 30, 2021, the Company recognized a recovery of assets held-for-sale of $8,616 related to the Acreage Florida disposal group within Write down (recovery) of assets held-for-sale on the Unaudited Condensed Consolidated Statements of Operations.

The tables below present the assets and liabilities classified as held for sale on the Unaudited Condensed Consolidated Statements of Financial Position for the years ended June 30, 2022 and December 31, 2021, respectively, and are subject to change based on developments during the sales process.

June 30, 2022
Oregon(1)
Cash	$234
Accounts receivable, net	137
Inventory	21
Other current assets	9
Total current assets classified as held-for-sale	401
Capital assets, net	83
Operating lease right-of-use assets	1,210
Goodwill	2,191
Non-current assets	20
Total assets classified as held for sale	$3,905

Accounts payable and accrued liabilities	$(527)
Operating lease liability, current	(287)
Total current liabilities classified as held-for-sale	(814)
Operating lease liability, non-current	(510)
Total liabilities classified as held-for-sale	$(1,324)
(1) In September 2021, a subsidiary of the Company entered into a definitive agreement and management services agreements to sell, upon regulatory approval, four retail dispensaries in Oregon for total consideration of $6,500, consisting of a $250 cash payment at the time of signing and a 10-month secured promissory note. In June 2022, the total consideration was reduced to $6,200. The sale subsequently closed in July 2022 (refer to Note 17 for further discussion).

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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(1) During the six months ended June 30, 2022, the Company was unsuccessful in finding a satisfactory buyer for certain of its Michigan locations. As a result, the assets at these specific locations no longer meet the criteria for being classified as held-for-sale (refer to Note 7 for further discussion).
4.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets
The following table details the intangible asset balances by major asset classes:

Intangibles	June 30, 2022	December 31, 2021
Finite-lived intangible assets:
Management contracts	$1,808	$1,511
Customer relationships	1,000	1,000
	2,808	2,511
Accumulated amortization on finite-lived intangible assets:
Management contracts	(785)	(493)
Customer relationships	(700)	—
	(1,485)	(493)
Finite-lived intangible assets, net	1,323	2,018

Indefinite-lived intangible assets
Cannabis licenses	117,980	117,677

Total intangibles, net	$119,303	$119,695
The intangible assets balance as of June 30, 2022 and December 31, 2021 excludes intangible assets reclassified to assets held-for-sale (refer to Note 3 for further discussion). The average useful life of finite-lived intangible assets ranges from 0.5 to 1.8 years, with 0.5 and 1.8 years being the average useful life for customer relationships and management contracts, respectively.

Impairment of intangible assets

The Company assessed whether any events or changes in circumstances ("triggering events") indicated finite-lived intangible assets to be held-and-used would not be recovered. During the three and six months ended June 30, 2022, the Company did not identify any triggering events. During the six months ended June 30, 2021, the Company identified a triggering event for its management contract owned by Prime Alternative Treatment Center Consulting, LLC ("PATCC"). The Company evaluated the recoverability of the asset by comparing the carrying value of the asset to the future net undiscounted cash flows expected to be generated by the asset. The carrying value was determined to not be recoverable and the Company proceeded to test the asset for impairment. The Company recognized an impairment charge of $818 due to changes in expected cash flows pursuant to a revised consulting services agreement. These charges are recognized in Impairments, net on the Unaudited Condensed Consolidated Statements of Operations. The impairment resulted in the recognition of a tax provision benefit and an associated reversal of deferred tax liabilities of $205 during the six months ended June 30, 2021.

During the three and six months ended June 30, 2021, the Company de-recognized deferred tax liabilities related to indefinite-lived intangible assets held by Acreage Florida of $6,044 in Other income (loss), net on the Unaudited Condensed Consolidated Statements of Operations. Refer to Note 3 for further discussion.

Amortization expense associated with the Company’s intangible assets was $296 and $992 for the three and six months ended June 30, 2022, respectively, and $3,930 and $4,471 for the three and six months ended June 30, 2021, respectively.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Expected annual amortization expense for existing intangible assets subject to amortization as of June 30, 2022 is as follows for each of the next five fiscal years:

Amortization of Intangibles	2022	2023	2024	2025	2026
Amortization expense	$592	$585	$146	$—	$—
Goodwill
The following table details the changes in the carrying amount of goodwill:

Goodwill	Total
December 31, 2021	$43,310
Other Adjustments(1)	224
June 30, 2022	$43,534
(1) Represents adjustments related to the remeasurement of certain deferred tax assets and related adjustments within the measurement period.
5.    INVESTMENTS
The carrying values of the Company’s investments in the Unaudited Condensed Consolidated Statements of Financial Position as of June 30, 2022 and December 31, 2021 are as follows:

Investments	June 30, 2022	December 31, 2021
Total short-term investments	$3,403	$—

Investments held at FV-NI	34,672	35,226
Total long-term investments	$34,672	$35,226
Income (loss) from investments, net in the Unaudited Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2022 and 2021 is as follows:

Investment income (loss)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Short-term investments	$2	$—	$3	$—
Investments held at FV-NI	(998)	(1,122)	134	(1,266)
Income (loss) from investments, net	$(996)	$(1,122)	$137	$(1,266)
Short-term investments
During the six months ended June 30, 2022, the Company made an investment in a Canadian guaranteed investment certificate (“GIC”) which bears an interest rate of 0.2% and has an original maturity of 1 year. GICs are a deposit investment generally sold by Canadian banks.
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
6.     NOTES RECEIVABLE

Notes receivable as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Promissory notes receivable	$29,434	$27,260
Line of credit receivable	6,831	12,609
Interest receivable	2,931	2,834
Allowance for notes and interest receivables	(8,446)	(8,036)
Total notes receivable	$30,750	$34,667
Less: Notes receivable, current	4,508	7,104
Notes receivable, non-current	$26,242	$27,563
Interest income on notes receivable during the three and six months ended June 30, 2022 was $365 and $782, respectively, and $1,593 and $3,058 for the three and six months ended June 30, 2021, respectively.
The Company determined that the collectability of certain notes receivables is doubtful based on information available. As of June 30, 2022 and December 31, 2021, the Company’s allowance for notes receivable of $8,446 and $8,036, respectively, included $6,299 and $6,046 of principal outstanding and $2,147 and $1,990 of accrued interest, respectively, and represents the full value of such loan balances.
Activity during the six months ended June 30, 2022

On February 10, 2022, the Company received a $5,279 cash payment in full on a line of credit due from Patient Centric Martha’s Vineyard, and subsequently closed the line of credit.

Activity during the six months ended June 30, 2021

In March 2021, the Company entered into a revised consulting services and line of credit agreement with PATCC, whereby previously unrecognized management fees were settled for $2,500, which was recognized in Other revenue, net on Unaudited Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2021. Pursuant to the revised line of credit agreement, the line of credit is non-interest bearing and will be repaid on a payment schedule with seven payments in the aggregate amount of $7,150 through June 2023.

On April 27, 2021, the Company received three secured promissory notes in the aggregate amount of $31,500 related to the sale of Acreage Florida. Of the $31,500 in promissory notes, a promissory note for $3,500 was collected during the year ended December 31, 2021. In June 2021, the remaining two promissory notes totaling $28,000 were sold in a related party transaction to Viridescent Realty Trust, Inc. (“Viridescent”) for cash proceeds of $26,000. This sale resulted in a loss of $2,000 recorded in Other income, net on the Unaudited Condensed Consolidated Statements of Operations. Refer to Notes 3 and 14 for further discussion.

On April 30, 2021, a subsidiary of the Company acquired 100% of CWG, and the amounts outstanding under the line of credit were converted into equity in CWG. Refer to Note 3 for further discussion.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
7.    CAPITAL ASSETS, net
Net property, plant and equipment consisted of:

	June 30, 2022	December 31, 2021
Land	$3,828	$3,777
Building	57,935	43,921
Right-of-use asset, finance leases	10,865	5,077
Construction in progress	18,109	7,644
Furniture, fixtures and equipment	31,853	31,325
Leasehold improvements	40,370	51,646
Capital assets, gross	$162,960	$143,390
Less: accumulated depreciation	(24,263)	(16,593)
Capital assets, net	$138,697	$126,797
Depreciation of capital assets for the three and six months ended June 30, 2022 is comprised of $2,868 and $3,980 of depreciation expense, and $1,794 and $3,716 that was capitalized to inventory, respectively, and $727 and $1,155 of depreciation expense and $780 and $1,691 that was capitalized to inventory for the three and six months ended June 30, 2021, respectively.
During the six months ended June 30, 2022, the Company determined that it was unable to find a satisfactory buyer for the held-for-sale assets related to its Michigan operations and, as such, these assets were reclassified as held-and-used. This conclusion was considered a triggering event for capital asset impairment testing. Upon assessment, these specific capital assets were not considered to have future economic value. As such, the fair value of the assets was considered to be nil and the Company recognized an impairment charge of $1,907 within Impairments, net on the Statements of Operations during the six months ended June 30, 2022. Refer to Note 3 for further discussion on changes in held-for-sale entities.
8.    LEASES
The Company leases land, buildings, equipment and other capital assets which it plans to use for corporate purposes in addition to the production and sale of cannabis products. Leases with an initial term of 12 months or less are not recorded on the Unaudited Condensed Consolidated Statements of Financial Position and are expensed in the Unaudited Condensed Consolidated Statements of Operations on the straight-line basis over the lease term. The Company does not have any material variable lease payments and accounts for non-lease components separately from leases.

Balance Sheet Information	Classification	June 30, 2022	December 31, 2021
Right-of-use assets
Operating	Operating lease right-of-use assets	$21,258	$24,598
Finance	Capital assets, net	10,183	4,522
Total right-of-use assets		$31,441	$29,120

Lease liabilities
Current
Operating	Operating lease liability, current	$2,244	$2,145
Financing	Debt, current	5,780	—
Non-current
Operating	Operating lease liability, non-current	20,801	24,255
Financing	Debt, non-current	5,272	5,245
Total lease liabilities		$34,097	$31,645

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Information	Classification	2022	2021	2022	2021
Short-term lease expense	General and administrative	$170	$(31)	$218	$57

Operating lease expense	General and administrative	1,144	1,091	2,392	2,137
Finance lease expense:
Amortization of right of use asset	Depreciation and amortization	64	64	127	127
Interest expense on lease liabilities	Interest expense	329	187	541	371
Sublease income	Other income (loss), net	—	—	—	(3)
Net operating and finance lease cost		$1,537	$1,342	$3,060	$2,632

		Six Months Ended June 30,
Statement of Cash Flows Information	Classification	2022	2021
Cash paid for operating leases	Net cash used in operating activities	$2,447	$2,618
Cash paid for finance leases - interest	Net cash used in operating activities	$522	$338
The following represents the Company’s future minimum payments required under existing leases with initial terms of one year or more as of June 30, 2022:

Maturity of lease liabilities	Operating Leases(1)	Finance Leases
2022	$2,249	$6,179
2023	4,383	722
2024	4,205	743
2025	4,173	766
2026	4,102	789
Thereafter	17,865	12,486
Total lease payments	$36,977	$21,685
Less: interest	13,135	10,633
Present value of lease liabilities	$23,842	$11,052

Weighted average remaining lease term (years)	8	2
Weighted average discount rate	10%	12%
(1) Includes minimum payments under existing operating leases currently classified as held-for-sale (refer to Note 3 for further discussion).

As of June 30, 2022, the Company entered into two lease agreements that have not yet commenced. The Company will determine the classifications at the respective commencement dates for the leases, but currently expects all of the leases to be classified as operating leases. The lease terms range from five to ten-year periods with initial payments ranging from $86 per year to $360 per year.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
9.    INVENTORY
The Company’s inventory balance consists of the following:

	June 30, 2022	December 31, 2021
Retail inventory	$4,039	$3,331
Wholesale inventory	38,126	28,643
Cultivation inventory	6,830	6,367
Supplies & other	3,558	3,463
Total	$52,553	$41,804

10.    DEBT
The Company’s debt balances consist of the following:

Debt balances	June 30, 2022	December 31, 2021
Financing liability (failed sale-leaseback)	$15,253	$15,253
Finance lease liabilities	11,052	5,245
7.50% Loan due April 2026	31,024	30,763
6.10% Secured debenture due September 2030	46,274	46,050
Note due December 2024	3,958	4,750
9.75% Credit facilities due January 2026	93,979	68,673
Total debt	$201,540	$170,734
Less: current portion of debt	7,363	1,583
Total long-term debt	$194,177	$169,151
Scheduled maturities of debt, excluding amortization of discount and issuance costs, are as follows:

2022	$6,571
2023	1,583
2024	1,584
2025	—
2026	133,011
Thereafter	70,514
Total payments (excluding amortization of discount and issuance costs)	$213,263
During the three and six months ended June 30, 2022, the Company incurred interest expense of $5,520 and $10,301, respectively, and $5,595 and $10,452 during the three and six months ended June 30, 2021, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Interest expense for the three and six months ended June 30, 2022 included debt discount amortization of $377 and $751, respectively, and amortization of debt issuance costs of $294 and $552, respectively. Interest expense for the three and six months ended June 30, 2021 included debt discount amortization of $523 and $783, respectively, and amortization of debt issuance costs of $2,421 and $3,273, respectively. As of June 30, 2022 and December 31, 2021, the Company had unamortized discount $5,444 and $6,194, respectively, and debt issuance costs of $6,279 and $6,320, respectively, which is netted against the gross carrying value of long-term debt in Debt, non-current on Unaudited Condensed Unaudited Condensed Consolidated Statements of Financial Position. Additionally, as of June 30, 2022 and December 31, 2021, the Company had accrued interest of $3,454 and $1,432, respectively, within Interest payable on the Unaudited Condensed Consolidated Statements of Financial Position.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Financing liability (failed sales leaseback)
In connection with the Company’s failed sale-leaseback transaction in November 2020, a financing liability was recognized equal to the cash proceeds received. The Company will recognize the cash payments made on the lease as interest expense, and the principal will be de-recognized upon expiration of the lease.

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
9.75% Credit facilities due January 2026
On December 16, 2021, the Company entered into a $150,000 senior secured credit facility with a syndicate of lenders consisting of a $75,000 initial draw, a $25,000 delayed draw that must be advanced within 12 months and a $50,000 committed accordion facility that is available after December 1, 2022, provided certain financial covenants are met, and with a maturity of January 1, 2026. Upon closing, gross proceeds of $75,000 were drawn (before origination discounts and issuance costs of approximately $4,000 and $1,500, respectively, which were capitalized). In April 2022, the Company drew down on the remaining $25,000 under this facility. Refer to Note 14 for further discussion of the syndicated related party lender.

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

11.    SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
The table below details the change in Pubco shares outstanding by class for the three and six months ended June 30, 2022:

Shareholders’ Equity	Fixed Shares	Floating Shares	Fixed Shares Held in Treasury	Floating Shares Held in Treasury	Fixed Multiple Shares	Total Shares Outstanding
December 31, 2021	74,665	32,962	(589)	(253)	118	106,903
Issuances	1,482	804	—	—	—	2,286
June 30, 2022	76,147	33,766	(589)	(253)	118	109,189
Warrants
A summary of the warrants activity outstanding is as follows:

Warrants	Fixed Shares	Floating Shares
December 31, 2021	5,817	2,524
Expired	—	—
June 30, 2022	5,817	2,524

The exercise price of each Fixed Share warrant ranged from $3.15 to $4.00, respectively, and the exercise price of each Floating Share warrant ranged from $3.01 to $4.00, respectively. The warrants are exercisable for a period of 4 years. The weighted-average remaining contractual life of the warrants outstanding is approximately 2.6 years. There was no aggregate intrinsic value for warrants outstanding as of June 30, 2022.
Non-controlling interests - convertible units
The Company has NCIs in consolidated subsidiaries USCo2 and HSCP. The non-voting shares of USCo2 and HSCP units make up substantially all of the NCI balance as of June 30, 2022 and are convertible for either 0.7 of a Fixed Share and 0.3 of a Floating Share of Pubco or cash, as determined by the Company. Summarized financial information of HSCP is presented below. USCo2 does not have discrete financial information separate from HSCP.

HSCP net asset reconciliation	June 30, 2022	December 31, 2021
Current assets	$106,072	$113,011
Non-current assets	384,431	375,807
Current liabilities	(18,924)	(29,256)
Non-current liabilities	(218,527)	(195,791)
Other NCI balances	(718)	(718)
Accumulated equity-settled expenses	(232,411)	(226,596)
Net assets	$19,923	$36,457
HSCP/USCo2 ownership % of HSCP	16.96%	17.24%
Net assets allocated to USCo2/HSCP	$3,379	$6,285
Net assets attributable to other NCIs	718	718
Total NCI	$4,097	$7,003

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
HSCP Summarized Statement of Operations	2022	2021	2022	2021
Net loss allocable to HSCP/USCo2	$(3,958)	$(4,281)	$(11,040)	$(8,830)
HSCP/USCo2 weighted average ownership % of HSCP	16.98%	17.71%	17.13%	18.06%
Net loss allocated to HSCP/USCo2	$(672)	$(758)	$(1,891)	$(1,595)
Net loss allocated to other NCIs	(2)	5	—	9
Net loss attributable to NCIs	$(674)	$(753)	$(1,891)	$(1,586)
As of June 30, 2022, USCo2’s non-voting shares owned approximately 0.51% of HSCP units. USCo2’s capital structure is comprised of voting shares (approximately 71.33%), all of which are held by the Company, and of non-voting shares (approximately 28.67%) held by certain former HSCP members. Certain executive employees and profits interests holders own approximately 16.45% of HSCP units. The remaining 83.04% interest in HSCP is held by USCo and represents the members’ equity attributable to shareholders of the parent.
During the six months ended June 30, 2021, the Company had several transactions with HSCP and USCo2 that changed its ownership interest in the subsidiaries but did not result in loss of control. These transactions included business acquisitions and the redemption of HSCP and USCo2 convertible units for Pubco shares (as shown in the table below), and resulted in a $862 allocation from NCI to shareholders' equity for the six months ended June 30, 2021.
A reconciliation of the beginning and ending amounts of convertible units is as follows:

Convertible Units	June 30, 2022	December 31, 2021
Beginning balance	23,076	24,142
NCI units converted to Pubco	—	(1,066)
Ending balance	23,076	23,076
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
Pursuant to the Amended Arrangement, the Company retained the Plan described above, the upper limit of issuances being up to an amount equal to 15% of the issued and outstanding Fixed Shares and Floating Shares of the Company. As of June 30, 2022, the Company had 13,911 shares authorized and available for grant under the Plan.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Restricted Share Units (“RSUs”)

	Fixed Shares		Floating Shares
Restricted Share Units (Fair value information expressed in whole dollars)	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Unvested, January 1, 2022	3,188	$7.30	1,262	$7.39
Granted	28	$1.35	95	$1.19
Forfeited	(262)	$2.63	(69)	$2.53
Vested	(1,598)	$8.85	(752)	$7.98
Unvested, June 30, 2022	1,356	$6.27	536	$6.09
Vested and unreleased(1)	248	$5.34	116	$4.00
Outstanding, June 30, 2022	1,604	$6.12	652	$5.72
(1) RSUs that are vested and unreleased represent RSUs that are pending delivery.
RSUs of the Company generally vest over a period of three years and RSUs granted to certain executives vest based on achievement of specific performance conditions. In certain situations for specified individuals, RSUs vest on an accelerated basis on separation. The fair value for RSUs is based on the Company’s share price on the date of the grant. The Company recorded $1,512 and $5,389 as Equity-based compensation expense on Unaudited Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2022, respectively, and $5,927 and $10,952 during the three and six months ended June 30, 2021, respectively. The fair value of RSUs vested during the three and six months ended June 30, 2022 was $1,451 and $3,333, respectively, and $8,659 and $14,326 during the three and six months ended June 30, 2021, respectively.
The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs as of June 30, 2022 was approximately 1 year and $1,556, respectively. Unrecognized compensation expense related to these awards at June 30, 2022 was $10,459 and is expected to be recognized over a weighted average period of approximately 1 year.
Stock options

	Fixed Shares		Floating Shares
Stock Options (Exercise price expressed in whole dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, January 1, 2022	1,529	$11.07	2,414	$3.06
Forfeited	(36)	$5.74	(88)	$2.58
Expired	—	$—	(20)	$2.55
Options outstanding, June 30, 2022	1,493	$11.20	2,306	$3.09

Options exercisable, June 30, 2022	1,220	$12.90	1,921	$3.14
Stock options of the Company generally vest over a period of three years and options granted to certain executives vest based on achievement of specific performance conditions. Stock options of the Company have an expiration period of 5 or 10 years from the date of grant. The weighted average contractual life remaining for Fixed Share options outstanding and exercisable as of June 30, 2022 was approximately 6 and 6 years, respectively. The weighted average contractual life remaining for Floating Share options outstanding and exercisable as of June 30, 2022 was approximately 4 and 5 years, respectively. The Company recorded $143 and $425 as Equity-based compensation expense on Unaudited Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2022 and $1,054 and $2,071 during the three and six months ended June 30, 2021, respectively, in connection with these awards.

As of June 30, 2022, unamortized expense related to stock options totaled $531 and is expected to be recognized over a weighted-average period of approximately 1 year. As of June 30, 2022, the aggregate intrinsic value for unvested options and for vested and exercisable options was nil, respectively.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
13.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company provides revolving lines of credit to several of its portfolio companies. As of June 30, 2022, the maximum obligation under these arrangements was $15,150 (refer to Note 6 for further discussion).

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
At the Amendment Time, each option, restricted share unit, compensation option, and warrant to acquire existing SVS (each a “Security”) that was outstanding immediately prior to the Amendment Time was exchanged for a replacement Security to acquire Fixed Shares (a “Fixed Share Replacement Security”) and a replacement Security to acquire Floating Shares (a “Floating Share Replacement Security”) to account for the Capital Reorganization.
Pursuant to the Amended Plan of Arrangement, upon the occurrence or waiver (at the discretion of Canopy Growth) of the Triggering Event (the “Triggering Event Date”), Canopy Growth will, subject to the satisfaction or waiver of certain closing conditions set out in the Amending Agreement: (i) acquire all of the issued and outstanding Fixed Shares (following the mandatory conversion of the Fixed Multiple Shares into Fixed Shares) on the basis of 0.3048 of a common share of Canopy Growth (each whole common share, a “Canopy Growth Share”) for each Fixed Share held (the “Fixed Exchange Ratio”) at the time of the acquisition of the Fixed Shares (the “Acquisition Time”), subject to adjustment in accordance with the terms of the Amended Plan of Arrangement (the “Canopy Call Option”) and (ii) have the right (but not the obligation) (the “Floating Call Option”), exercisable for a period of 30 days following the Triggering Event Date to acquire all of the issued and outstanding Floating Shares at a price to be determined based upon the 30 day volume-weighted average trading price of the Floating Shares, subject to a minimum price of $6.41, as may be adjusted in accordance with the terms of the Amended Plan of Arrangement, to be payable, at the option of Canopy Growth, in cash, Canopy Growth Shares, or a combination thereof. If any portion is paid in Canopy Growth Shares, the number of Canopy Growth Shares to be exchanged for each Floating Share shall be determined on the basis of a 30 day volume-weighted average calculation using the Floating Shares (the “Floating Ratio”). The closing of the acquisition of the Floating Shares pursuant to the Floating Call Option, if exercised, will take place concurrently with the closing of the acquisition of the Fixed Shares pursuant to the Canopy Call Option, if exercised. The Canopy Call Option and the Floating Call Option will expire 10 years from the Amendment Time.
At the Acquisition Time, on the terms and subject to the conditions of the Amended Plan of Arrangement, each Fixed Share Replacement Security will be exchanged for a replacement Security from Canopy Growth equal to: (i) the number of Fixed Shares that were issuable upon exercise of such Fixed Share Replacement Security immediately prior to the Acquisition Time, multiplied by (ii) the Fixed Exchange Ratio in effect immediately prior to the Acquisition Time (provided that if the foregoing would result in the issuance of a fraction of a Canopy Growth Share, then the number of Canopy Growth Shares to be issued will be rounded down to the nearest whole number).

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
In the event that the Floating Call Option is exercised and Canopy Growth acquires the Floating Shares at the Acquisition Time, on the terms and subject to the conditions of the Amended Plan of Arrangement, each Floating Share Replacement Security will be exchanged for a replacement Security from Canopy Growth equal to: (i) the number of Floating Shares that were issuable upon exercise of such Floating Share Replacement Security immediately prior to the Acquisition Time, multiplied by (ii) the Floating Ratio (if the foregoing would result in the issuance of a fraction of a Canopy Growth Share, then the number of Canopy Growth Shares to be issued will be rounded down to the nearest whole number). In the event that the Floating Call Option is exercised and Canopy Growth acquires the Floating Shares at the Acquisition Time, Acreage will be a wholly-owned subsidiary of Canopy Growth.

The Amended Plan of Arrangement provides for, among other things, Amendments to the definition of Purchaser Approved Share Threshold (as defined therein) to change the number of shares of Acreage available to be issued by Acreage without an adjustment in the Fixed Exchange Ratio such that Acreage may issue a maximum of 32,700 shares. Furthermore, Acreage generally may not issue any equity securities without Canopy Growth’s prior consent. Additionally, the Amended Plan of Arrangement allows for various Canopy Growth rights that extend beyond the Acquisition Date, including, among others, (i) rights to nominate a majority of Acreage’s Board of Directors following the Acquisition Time; (ii) restrictive covenants in respect of the business conduct in favor of Canopy Growth; (iii) termination of non-competition and exclusivity rights granted to Acreage by Canopy Growth in the event that Acreage does not meet certain specified financial targets; (iv) implementation of further restrictions on Acreage’s ability to operate its business in the event that Acreage does not meet certain specified financial targets; and (v) termination of the Amended Plan of Arrangement in the event that Acreage does not meet certain specified financial targets in the trailing 12 month period. Each of the financial targets referred to above is specified in the Amending Agreement and related to the performance of Acreage relative to a business plan for Acreage for each fiscal year ended December 31, 2020 through December 31, 2029 set forth in the Proposal Agreement.

Further, the Amended Plan of Arrangement imposes restrictions on Acreage entering into any contracts in respect of Company Debt if: (i) such contract would be materially inconsistent with market standards for companies operating in the United States cannabis industry; (ii) such contract prohibits a prepayment of the principal amount of such Company Debt; and (iii) such contract would provide for interest payments to be paid through the issuance of securities as opposed to cash, among other restrictions. The Amended Plan of Arrangement also provides for the following: (i) certain financial reporting obligations to Canopy Growth; (ii) certain specified criteria related to any new directors or officers of Acreage, and (iii) a limit to Acreage’s operations to the Identified States (as defined therein).

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

Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of June 30, 2022, for which no liabilities are recorded on the Unaudited Condensed Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of June 30, 2022 and 2021, such amounts were not material.
CanWell Settlement

In November 2020, the Company entered into a final confidential settlement agreement with CanWell, LLC for certain outstanding proceedings. As part of that agreement, the Company accrued for $7,750 in Legal settlements, net on the Statements of Operations for the year ended December 31, 2020. In connection with this settlement agreement, the Company issued a promissory note in the amount of $7,750 to CanWell, which is non-interest bearing and is payable in periodic payments through December 31, 2024. Through June 30, 2022, the Company has paid $3,792 of the promissory note.

Contingencies
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of June 30, 2022, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
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

High Street intends to vigorously defend this action, which the Company firmly believes is without merit. High Street is also entitled to full indemnity from the claims asserted against it by EPMMNY pursuant to the purchase agreement pertaining to its acquisition of NYCANNA and personal guarantee by the largest shareholders of the seller. High Street, along with the other defendants filed a motion to dismiss on April 1, 2019. The motion was fully briefed and submitted to the Court as of July 18, 2019, and oral argument was heard on September 6, 2019. The motion remains pending before the Court. Following a hearing held in April 2022, the Court ruled that Plaintiff had the capacity to bring this action on behalf of EPMMNY. The motions to dismiss remain pending on all other grounds.

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

A final arbitration hearing took place from September 20 through September 24, 2021, in Atlanta, Georgia. On December 13, 2021, the arbitrator issued their interim award, finding in favor of the Company and denying Compass' counterclaim. A hearing took place on February 9, 2022 to determine the Company’s damages and attorney’s fees. On March 8, 2022, the arbitrator issued a final award of $694 to the Company. A contested action was filed in Forsyth County, Georgia seeking to vacate and confirm the arbitrator’s award. On July 13, 2022, the Forsyth County court ruled in favor of the Company, confirmed the arbitrator’s final award, and entered judgment for the Company in the amount of $694.

14.    RELATED PARTY TRANSACTIONS
Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.
Related party notes receivable
Acreage has certain outstanding notes receivable with related parties. Refer to Note 6 for further discussion.

In May 2021, the Company sold two secured promissory notes totaling $28,000 received from the sale of Acreage Florida to Viridescent for cash proceeds of approximately $26,000. Viridescent is an entity controlled by Kevin Murphy, the Chairman of the board of directors. Refer to Note 6 for further discussion.

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

Michigan consulting agreement
Pursuant to the Consulting Services Agreement by and between Kevin Michigan, LLC, a company controlled by Kevin Murphy, and High Street (the “Michigan Consulting Agreement”), High Street provides certain consulting services to Kevin Michigan, LLC, which includes, but is not limited to, services related to application support, provisioning center administration and operation, local and state regulatory filings, human resource matters, and marketing matters. The Michigan Consulting Agreement explicitly states that High Street is not able to direct or control the business of Kevin Michigan, LLC. Additionally, there are certain leases held by and between Kevin Michigan, LLC, as lessee and certain wholly owned subsidiaries of High Street, as lessors. As of June 30, 2022, Kevin Michigan, LLC is not operational, and no consulting fees or rents have been paid to High Street or its wholly owned subsidiaries. Kevin Michigan, LLC is owned and controlled by the Company’s Chairman, Kevin Murphy.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
9.75% Credit facilities due January 2026
As disclosed in Note 10, on December 16, 2021, the Company entered into the 9.75% Credit facilities due January 2026 with a syndicate of lenders, including Viridescent Realty Trust, Inc. (“Viridescent”), an entity controlled by Kevin Murphy. Under the terms of the 9.75% Credit facilities due January 2026, a $75,000 initial draw was available immediately, an additional $25,000 delayed draw is available that must be advanced within 12 months, and a $50,000 committed accordion facility is available after December 1, 2022, provided certain financial covenants are met. Advances under the facilities bear interest at 9.75% per annum and undrawn amounts (excluding the committed accordion facility until it is available) bear interest at 3.0% per annum. In April 2022, the Company drew down on the additional $25,000 delayed draw under this facility.

Viridescent has committed $30,000 of the $100,000 drawn down under the Credit Facility, with third-party syndicated affiliates committing the additional $70,000. During the three and six months ended June 30, 2022, the Company incurred interest expense attributable to Viridescent of $786 and $1,391, respectively. The loan is secured by first-lien mortgages on Acreage’s wholly owned real estate and other commercial security interests. A third-party syndicate served as Administrative Agent for the transaction.

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

Basic and diluted loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to common shareholders of the Company	$(9,929)	$(2,553)	$(22,623)	$(10,361)
Weighted average shares outstanding - basic	108,230	104,853	107,569	103,605
Effect of dilutive securities	—	—	—	—
Weighted average shares - diluted	108,230	104,853	107,569	103,605
Net loss per share attributable to common shareholders of the Company - basic	$(0.09)	$(0.02)	$(0.21)	$(0.10)
Net loss per share attributable to common shareholders of the Company - diluted	$(0.09)	$(0.02)	$(0.21)	$(0.10)
During the three and six months ended June 30, 2022, 5,817 Fixed warrants, 2,524 Floating warrants, 1,604 Fixed Share RSUs, 652 Floating Share RSUs, 1,493 Fixed Share stock options, 2,306 Floating Share stock options and 23,076 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive. During the three and six months ended June 30, 2021, 7,131 Fixed warrants, 3,087 Floating warrants, 4,084 Fixed Share RSUs, 1,912 Floating Share RSUs, 1,533 Fixed Share stock options, 2,424 Floating Share stock options and 23,076 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
17.    SUBSEQUENT EVENTS
On July 5, 2022, the Company executed and closed an amendment to its previously announced asset purchase and services agreement for the sale of its four Oregon retail dispensaries (the “Amended Agreement”). Under the terms of the Amended Agreement, the sale price was reduced to $6,200, consisting of a $250 payment previously made at the signing of the Original Agreement, plus an additional $100 in cash at closing. The remaining amount of $5,850 has been satisfied by a 36-month secured promissory note bearing interest at a rate of 12% per annum (the “Note”). Under the terms of the Note, quarterly interest payments commence on January 1, 2023, principal payments of $1,000 are due on January 1, 2024 and January 1, 2025, and the remaining principal is due on January 1, 2026.
Management has reviewed all other events subsequent to June 30, 2022 through the date of issuing these financial statements and determined that no further subsequent events require adjustment or disclosure.

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

This MD&A should be read in conjunction with the Company’s unaudited condensed consolidated financial statements for the three month period ended June 30, 2022 and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”) and the 2021 Form 10-K. Financial information presented in this MD&A is presented in thousands of U.S. dollars, unless otherwise indicated.
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

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview—This section provides a general description of the Company’s businesses, its strategic objectives, as well as developments that occurred during the three and six months ended June 30, 2022 and 2021 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2022 and 2021. This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three and six months ended June 30, 2022 and 2021, as well as a discussion on the Company’s outstanding debt and commitments that existed as of June 30, 2022. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

As of June 30, 2022, Acreage owned and operated a total of 27 dispensaries - 4 dispensaries in Oregon, 4 in New York, 3 in New Jersey, 3 in Connecticut, 2 in Massachusetts, 2 in Illinois, 5 in Ohio, and 4 in Maine. As of June 30, 2022, Acreage owned and operated a total of 9 cultivation and processing facilities, 1 each in California, Illinois, Maine, New Jersey, New York, Ohio and Pennsylvania, respectively, and 2 in Massachusetts.
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
Highlights from the three and six months ended June 30, 2022:
•The Company achieved total consolidated revenue growth of 39% and 43% as compared with the three and six months ended June 30, 2021.
•Adjusted EBITDA for the three and six months ended June 30, 2022 was $10.4 million and $19.0 million, respectively, compared to adjusted EBITDA of $8.1 million and $9.7 million, respectively, during the same period in 2021. The Adjusted EBITDA for the second quarter of 2022 of $10.4 million represents a record quarter for the Company. This also marks six consecutive quarters of positive adjusted EBITDA, further validating management's refocused strategic plan. Refer to section “Non-GAAP Information” in this Item 2 for discussion of Adjusted EBITDA as a non-GAAP measure.
•During the quarter, the Company completed the sale of its cultivation facility in Medford Oregon for total proceeds of $2.0 million.
•During the quarter, the Company acquired and converted to adult use the final dispensary owned by our partner in Maine.
•On April 25, 2022, the Company commenced adult-use operations in New Jersey, offering a range of products from flagship brand The Botanist for adult-use sales.

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
In response to the outbreak, governmental authorities in the United States, Canada and internationally have introduced various recommendations and measures to try to limit the pandemic, including travel restrictions, border closures, non-essential business closures, quarantines, self-isolations, shelters-in-place and social distancing. The COVID-19 outbreak and the response of governmental authorities to try to limit it are having a significant impact on the private sector and individuals, including unprecedented business, employment and economic disruptions. Management has been closely monitoring the impact of COVID-19, with a focus in the health and safety of our employees, business continuity and supporting our communities. The Company implemented various measures at the height of the pandemic to reduce the spread of the virus, such as implementing social distancing measures at its facilities. Most of these measures are no longer considered to be necessary or required; however, the Company reserves the right to implement similar precautionary measures in the future as circumstances change.

Aside from minimal impact to our day-to-day operations at select locations, COVID-19 has had an immaterial impact overall on our Company’s performance as key performance metrics are trending positively, including, but not limited to, significant improvements to net revenue and net loss as well as positive adjusted EBITDA results.
Results of Operations
The following table presents selected financial data derived from the unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2022 and 2021. The selected financial information set out below may not be indicative of the Company’s future performance.
Summary Results of Operations

			Better/(Worse)				Better/(Worse)
in thousands, except per share amounts	Three Months Ended June 30,		2022 vs. 2021		Six Months Ended June 30,		2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Revenues, net	$61,351	$44,217	$17,134	39%	$118,230	$82,610	$35,620	43%
Net operating income (loss)	3,310	(6,757)	10,067	n/m	588	(4,950)	5,538	n/m
Net loss attributable to Acreage	(9,929)	(2,553)	(7,376)	(289)	(22,623)	(10,361)	(12,262)	(118)
Basic and diluted loss per share attributable to Acreage	$(0.09)	$(0.02)	$(0.07)	(350)%	$(0.21)	$(0.10)	$(0.11)	(110)%
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

			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2022 vs. 2021		Six Months Ended June 30,		2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Retail revenue, net	$46,685	$28,396	$18,289	64%	$88,112	$54,243	$33,869	62%
Wholesale revenue, net	14,360	15,541	(1,181)	(8)	29,532	25,557	3,975	16
Other revenue, net	306	280	26	9	586	2,810	(2,224)	(79)
Total revenues, net	$61,351	$44,217	$17,134	39%	$118,230	$82,610	$35,620	43%
Cost of goods sold, retail	(23,466)	(14,051)	(9,415)	(67)	(44,234)	(27,133)	(17,101)	(63)
Cost of goods sold, wholesale	(7,271)	(6,291)	(980)	(16)	(13,872)	(10,980)	(2,892)	(26)
Total cost of goods sold	$(30,737)	$(20,342)	$(10,395)	(51)%	$(58,106)	$(38,113)	$(19,993)	(52)%
Gross profit	$30,614	$23,875	$6,739	28%	$60,124	$44,497	$15,627	35%
Gross margin	50%	54%		(4)%	51%	54%		(3)%
n/m - Not Meaningful
Three months ended June 30, 2022 vs. 2021
Total revenues for the three months ended June 30, 2022 grew by $17,134, or 39%, compared with 2021. On a comparative basis, total revenue increased by $16,253 due to the acquisitions of (i) Greenleaf Ohio in October 2021, (ii) CWG in May 2021 and (iii) certain Maine operations and was offset by (i) a decrease of $150 due to the divestiture of Acreage Florida in April 2021 and (ii) the non-recurrence of a bulk wholesale sale transaction of $1,500 in the prior year comparable period. Additionally, total revenues for the three months ended June 30, 2022 for the Company’s operations in Oregon, which are considered non-core and have been sold or are in the process of being sold, decreased by $834 as compared to three months ended June 30, 2021. Excluding these acquisitions and divestitures/closures, the non-recurrence of the bulk wholesale sales transaction and the impact of total revenue declines in the Company’s Oregon operations, total revenue increased by $3,215, or 8%, for the three months ended June 30, 2022, as compared to fiscal 2021.

Retail revenue for the three months ended June 30, 2022 grew by $18,289, or 64%, compared with 2021. Excluding the impact of acquisitions and divestitures/closures, retail revenue increased by $2,791 or 10% for the three months ended June 30, 2022 compared to fiscal 2021. This organic growth was primarily driven by increased demand and production across various states and was partially offset by retail revenue declines of $834 in non-core states (Oregon). Excluding the impact of revenue declines in the Company’s Oregon dispensaries, retail revenue from comparative stores increased 14%. Overall, increased volumes more than offset price declines.
Wholesale revenue for the three months ended June 30, 2022 decreased by $1,181, or 8%, compared to fiscal 2021. The decreased wholesale revenue was primarily due to price compression in select markets as well as the non-recurrence of a bulk wholesale sale transaction of $1,500 in the prior year comparable period and was offset somewhat by the acquisitions of Greenleaf Ohio and CWG.
Retail cost of goods sold increased $9,415, or 67%, for the three months ended June 30, 2022 compared to 2021, which was generally consistent with the 64% increase in retail revenue. Price compression in select markets was offset by cost efficiencies.
Wholesale cost of goods sold increased $980, or 16%, for the three months ended June 30, 2022 compared to 2021, which outpaced the 8% increase in wholesale revenue. Wholesale cost of goods sold increased due to the volume increase associated with the wholesale revenue growth and due to overall costs increases related to general inflation.
Gross profit increased $6,739, or 28%, for the three months ended June 30, 2022 to $30,614 from $23,875 in 2021. Gross margin decreased from 54% of revenue for the three months ended June 30, 2021 to 50% of revenue in 2022, or (4)%. Efficiencies gained from further economies of scale were unable to offset overall selling price declines and cost increases due to inflation.
Six months ended June 30, 2022 vs. 2021
Total revenues for the six months ended June 30, 2022 grew by $35,620, or 43%, compared with 2021. On a comparative basis, total revenue increased by $32,885 due to the acquisitions of (i) Greenleaf Ohio in October 2021, (ii) certain Maine operations and (iii) CWG in May 2021 and was offset by decreases of $439 due to the divestiture of Acreage Florida in April 2021. Additionally, total revenues for the six months ended June 30, 2022 for the Company’s operations in Oregon, which are considered non-core and have been sold or are in the process of being sold, decreased by $1,455 as compared to fiscal 2021. Finally, total revenue for the prior comparative six months ended June 30, 2021 included (i) $2,530 of previously unrecognized management fees in New Hampshire, some of which related to prior periods and (ii) a bulk wholesale sale transaction of $1,500 that did not recur. Excluding these acquisitions and divestitures/closures, the impact of total revenue declines in the Company’s Oregon operations and the non-recurring transactions for the six months ended June 30 ,2021, total revenue increased by $5,690, or 8%, for the six months ended June 30, 2022, as compared to fiscal 2021.
Retail revenue for the six months ended June 30, 2022 grew by $33,869, or 62%, compared with 2021. Excluding the impact of acquisitions and divestitures/closures, retail revenue increased by $3,605 for the six months ended June 30, 2022 compared to the six months ended 2021. This organic growth was primarily driven by increased demand and production across various states and was partially offset by retail revenue declines of $1,455 in non-core states (Oregon).
Wholesale revenue for the six months ended June 30, 2022 grew by $3,975, or 16%, compared to fiscal 2021. The increased wholesale revenue was primarily due to increased capacity, coupled with maturing operations at the Company’s Pennsylvania and Illinois cultivation facilities. This resulted in higher yields and product mix in each of the respective markets. Additionally, wholesale revenue for the six months ended June 30, 2022 increased by $2,621 due to acquisitions that have occurred over the prior 24 months which was somewhat offset by a bulk wholesale sale transaction of $1,500 in the second quarter of 2021 that did not recur.
Retail cost of goods sold increased $17,101, or 63%, for the six months ended June 30, 2022 compared to 2021, which was generally consistent with the 62% increase in retail revenue. Price compression in select markets was offset by cost efficiencies.
Wholesale cost of goods sold increased $2,892, or 26%, for the six months ended June 30, 2022 compared to 2021, which outpaced by the 16% increase in wholesale revenue. Wholesale cost of goods sold increased due to the volume increase associated with the wholesale revenue growth and due to overall costs increases related to general inflation.
Gross profit increased $15,627, or 35%, for the six months ended June 30, 2022 to $60,124 from $44,497 in 2021, and Gross margin decreased from 54% of revenue for the six months ended June 30, 2021 to 51% of revenue in 2022, or (3)%, due to the factors discussed above. Excluding other revenue which has no associated costs of goods sold, gross margin declined from 52% for the six months ended June 30, 2021 to 51% for the six months ended June 30, 2022. Efficiencies gained from further economies of scale were unable to offset overall selling price declines and cost increases due to inflation.
Revenue by geography
While the Company operates under one operating segment for the production and sale of cannabis products, the below revenue breakout by geography is included as management believes it provides relevant and useful information to investors.

Revenue by region			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2022 vs. 2021		Six Months Ended June 30,		2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
New England	$16,386	$18,121	$(1,735)	(10)%	$32,812	$36,177	$(3,365)	(9)%
Mid-Atlantic	19,535	16,645	2,890	17	34,890	28,780	6,110	21
Midwest	23,794	6,449	17,345	269	46,963	12,321	34,642	281
West	1,636	2,852	(1,216)	(43)	3,565	4,711	(1,146)	(24)
South	—	150	(150)	(100)	—	621	(621)	(100)
Total revenues, net	$61,351	$44,217	$17,134	39%	$118,230	$82,610	$35,620	43%

n/m - Not Meaningful
Total operating expenses

Total operating expenses consist primarily of loss on impairments, compensation expense at our corporate offices as well as operating subsidiaries, professional fees, which includes, but is not limited to, legal and accounting services, depreciation and other general and administrative expenses.

Operating expenses			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2022 vs. 2021		Six Months Ended June 30,		2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
General and administrative	$8,922	$5,384	$3,538	66%	$17,309	$14,602	$2,707	19%
Compensation expense	12,579	11,175	1,404	13	26,774	21,537	5,237	24
Equity-based compensation expense	1,655	6,981	(5,326)	(76)	5,814	13,023	(7,209)	(55)
Marketing	964	397	567	143	1,661	409	1,252	306
Impairments, net	329	—	329	n/m	2,467	818	1,649	202
Loss on notes receivable	—	1,726	(1,726)	n/m	—	1,726	(1,726)	n/m
Write down (recovery) of assets held-for-sale	—	—	—	n/m	874	(8,616)	9,490	n/m
Legal settlements (recoveries)	(310)	312	(622)	n/m	(335)	322	(657)	n/m
Depreciation and amortization	3,165	4,657	(1,492)	(32)	4,972	5,626	(654)	(12)
Total operating expenses	$27,304	$30,632	$(3,328)	(11)%	$59,536	$49,447	$10,089	20%

n/m - Not Meaningful
Three months ended June 30, 2022 vs. 2021
Total operating expenses for the three months ended June 30, 2022 were $27,304, a decrease of $3,328, or 11%, compared with 2021. The primary drivers of the decrease in operating expenses were as follows:
•General and administrative expenses increased $3,538 during the three months ended June 30, 2022 compared with 2021, primarily due to (i) an increases in professional fees, which was driven by professional and consulting fees incurred, (ii) an increase in the cost of insurance and (iii) increased costs associated with the Company’s expanded operations from both organic growth and acquisitions.
•Compensation expense increased $1,404 during the three months ended June 30, 2022 as compared with 2021, primarily due to increased headcount required to manage the Company’s expanded operations, including the acquisitions of certain Maine operations, CWG, and Greenleaf during the period.
•Equity-based compensation expense decreased $5,326, or 76%, during the three months ended June 30, 2022 as compared with 2021, primarily due to benefits associated with reorganization efforts undertaken in prior periods, resulting in the acceleration of restricted share vesting for certain employees and previously issued awards becoming fully vested and cancelled in prior periods. Additionally, no annual grants were issued to employees under the Company’s normal long-term incentive plan for the six months ended June 30, 2022.
•Loss on notes receivable for the three months ended June 30, 2021 is due to the determination that the payment for certain notes receivables was doubtful based on the most recent information available to the Company.
•Depreciation and amortization expenses decreased by $1,492 during the three months ended June 30, 2022 compared with 2021, primarily due to an acceleration of the amortization of certain intangible assets as a result of a reduction in the expected useful lives of such assets during the three months ended June 30, 2021.
Six months ended June 30, 2022 vs. 2021
Total operating expenses for the six months ended June 30, 2022 were $59,536, an increase of $10,089, or 20%, compared with 2021. The primary drivers of the decrease in operating expenses were as follows:
•General and administrative expenses increased $2,707 during the six months ended June 30, 2022 compared with 2021, primarily due to decreases in (i) professional fees, which was driven by professional and consulting fees incurred, (ii) an increase in the cost of insurance and (iii) increased costs associated with the Company’s expanded operations from both organic growth and acquisitions.
•Compensation expense increased $5,237 during the six months ended June 30, 2022 as compared with 2021, primarily due to increased headcount required to manage the Company’s expanded operations, including the acquisitions of certain Maine operations, CWG, and Greenleaf during the period.
•Equity-based compensation expense decreased $7,209, or 55%, during the six months ended June 30, 2022 as compared with 2021, primarily due to benefits associated with reorganization efforts undertaken in prior periods, resulting in the acceleration of restricted share vesting for certain employees and previously issued awards becoming fully vested and cancelled in prior periods. Additionally, no annual grants were issued to employees under the Company’s normal long-term incentive plan for the six months ended June 30, 2022.
•Impairments, net increased $1,649 for the six months ended June 30, 2022 was primarily driven by an impairment of $1,907 related to certain Michigan locations during the six months ended June 30, 2022 as the Company was unsuccessful in finding a satisfactory buyer for these assets which were previously classified as held-for-sale.
•The loss on notes receivable for the six months ended June 30, 2021 is due to the determination that the payment for certain notes receivables were doubtful based on the most recent information available to the Company.
•Write down (recovery) of assets held-for-sale of $874 for the six months ended June 30, 2022 related to the Company’s Oregon operations, Write down (recovery) of assets held-for-sale of for the six months ended June 30, 2021 were due to a recovery that was attributable to the Company agreeing on terms to sell Acreage Florida, and determining that the fair value less costs to sell its Acreage Florida disposal group increased $8,616 in excess of its previously written down value.
Total other income (loss)

Other income (loss)			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2022 vs. 2021		Six Months Ended June 30,		2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Income (loss) from investments, net	$(996)	$(1,122)	$126	11	$137	$(1,266)	$1,403	n/m
Interest income from loans receivable	365	1,593	(1,228)	(77)	782	3,058	(2,276)	(74)
Interest expense	(5,520)	(5,595)	75	1	(10,301)	(10,452)	151	1
Other income, net	286	9,311	(9,025)	(97)	276	7,745	(7,469)	(96)
Total other income (loss)	$(5,865)	$4,187	$(10,052)	n/m	$(9,106)	$(915)	$(8,191)	(895)%

n/m - Not Meaningful
Three months ended June 30, 2022 vs. 2021
Total other income (loss) for the three months ended June 30, 2022 was $5,865, a decrease of $10,052 compared with 2021. The primary drivers of the decrease in Total other income (loss) were as follows:
•Interest income from loans receivable of $365 for the three months ended June 30, 2022 has declined $1,228 as compared with 2021 due to a reduction in loans receivable outstanding during the comparative period.
•Other income, net for the three months ended June 30, 2022 of $286 decreased by $9,025 as compared with 2021. Other income, net for the three months ended June 30, 2021 was primarily related to a gain on the sale of Acreage Florida of $11,682 and partially offset by the loss on the subsequent sale of notes receivable received as consideration from the buyer of Acreage Florida of approximately $2,000.

Six months ended June 30, 2022 vs. 2021
Total other loss for the six months ended June 30, 2022 was $9,106, a decrease of $8,191 compared with 2021. The primary drivers of the decrease in Total other income (loss) were as follows:
•Income from investments, net of $137 for the six months ended June 30, 2022 was primarily due to distributions received from certain investments of $690 and was partially offset by decreases in the fair market value of investments in entities where the Company does not have significant influence or control of $553.
•Interest income from loans receivable of $782 for the six months ended June 30, 2022 has declined $2,276 as compared with 2021 due to a reduction in loans receivable outstanding during the comparative period.
•Other income, net for the six months ended June 30, 2022 of $276 decreased by $7,469 as compared with 2021. Other income, net for the six months ended June 30, 2021 was primarily related to a gain on the sale of Acreage Florida of $11,682 and was partially offset by the loss on the subsequent sale of notes receivable received as consideration from the buyer of Acreage Florida of approximately $2,000 and by losses related to the disposal of capital assets related to Form Factory.

Net loss

Net loss			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2022 vs. 2021		Six Months Ended June 30,		2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Net loss	$(10,603)	$(3,306)	$(7,297)	(221)%	$(24,514)	$(11,947)	$(12,567)	(105)%
Less: net loss attributable to non-controlling interests	(674)	(753)	79	10	$(1,891)	$(1,586)	$(305)	(19)
Net loss attributable to Acreage Holdings, Inc.	$(9,929)	$(2,553)	$(7,376)	(289)%	$(22,623)	$(10,361)	$(12,262)	(118)%

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

Adjusted EBITDA			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2022 vs. 2021		Six Months Ended June 30,		2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Net loss (U.S. GAAP)	$(10,603)	$(3,306)			$(24,514)	$(11,947)
Income tax expense	8,048	736			15,996	6,082
Interest expense, net	5,155	4,002			9,519	7,394
Depreciation and amortization(1)	4,456	5,272			7,347	6,794
EBITDA (non-GAAP)	$7,056	$6,704	$352	5%	$8,348	$8,323	$25	—%
Adjusting items:
Loss (income) from investments, net	996	1,122			(137)	1,266
Impairments, net	134	—			2,090	818
Loss on extraordinary events	194	—			376	—
Loss on notes receivable	—	1,726			—	1,726
Write down (recovery) of assets held-for-sale	—	—			874	(8,616)
Legal settlements, net	(310)	312			(335)	322
Gain on business divestiture	(292)	(11,682)			(296)	(11,682)
Equity-based compensation expense	1,655	6,981			5,814	13,023
Other non-recurring expenses(2)	952	2,923			2,278	4,501
Adjusted EBITDA (non-GAAP)	$10,385	$8,086	$2,299	28%	$19,012	$9,681	$9,331	96%

n/m - Not Meaningful
(1) Depreciation and amortization as of June 30, 2021 contains depreciation and amortization included in cost of goods sold.
(2)Other non-recurring expenses relates to certain compensation, general and administrative, and other miscellaneous expenses. The Company excludes these items as they are not expected to recur.

The increases in adjusted EBITDA are driven by the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and uses of cash
The Company’s primary uses of capital include operating expenses, capital expenditures and the servicing of outstanding debt. The Company’s primary sources of capital include funds generated by cannabis sales as well as financing activities. Through June 30, 2022, the Company had primarily used private financing as a source of liquidity for short-term working capital needs and general corporate purposes.
As of June 30, 2022, the Company had cash of $29,235 (not including $95 of restricted cash or $234 of cash held for sale within current Assets held-for-sale on the Unaudited Condensed Consolidated Statements of Financial Position). As of June 30, 2022, the Company also had short-term investments of $3,403 which can be readily be converted into cash. The Company’s ability to fund its operations, capital expenditures, acquisitions, and other obligations depends on its future operating performance and ability to obtain financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond the Company’s control.
The Company’s future contractual obligations include the following:
Leases
As of June 30, 2022, the Company had future operating lease obligations and future finance lease obligations of $36,977 and $21,685, respectively, with $2,249 and $6,179 payable within 12 months, respectively. The Company leases land, buildings, equipment and other capital assets which it plans to use for corporate purposes in addition to the production and sale of cannabis products. Leases with an initial term of 12 months or less are not recorded on the Unaudited Condensed Consolidated Statements of Financial Position and are expensed in the Unaudited Condensed Consolidated Statements of Operations on the straight-line basis over the lease term. The Company does not have any material variable lease payments, and accounts for non-lease components separately from leases. Refer to Note 8 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
Debt
As of June 30, 2022, the Company had outstanding debt with varying maturities for an aggregate principal amount of $201,540, with $6,571 payable within the remaining six months. The Company has related future interest payments of $73,610, with $8,267 payable within the remaining six months. Refer to Note 10 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
The Company expects that its total readily available funds of $29,235 and its further ability to obtain private and/or public financing, will be adequate to support the future obligations discussed above as well as the capital needs of the existing operations and expansion plans over the next twelve months. Refer to Note 2 of the Unaudited Condensed Consolidated Financial Statements for further discussion.

Cash flows
Cash and cash equivalents, restricted cash, and cash held for sale were $29,564 as of June 30, 2022, a decrease of $14,937 from June 30, 2021. The following table details the change in cash, cash equivalents, restricted cash and cash related to assets held for sale for the six months ended June 30, 2022 and 2021.

Cash flows			Better/(Worse)
in thousands	Six Months Ended June 30,		2022 vs. 2021
	2022	2021	$	%
Net cash used in operating activities	$(23,466)	$(21,038)	$(2,428)	(12)%
Net cash provided by (used in) investing activities	(9,488)	44,738	(54,226)	n/m
Net cash provided by (used in) financing activities	18,017	(40,505)	58,522	n/m
Net decrease in cash, cash equivalents, restricted cash, and cash held for sale	$(14,937)	$(16,805)	$1,868	11

n/m - Not Meaningful
Net cash used in operating activities
During the six months ended June 30, 2022, the Company used $23,466 of net cash in operating activities, which represented an increase of $2,428, or 12%, when compared with 2021. Although the reported net loss increased during the six months ended June 30, 2022 when compared to the same period of 2021, the net loss excluding non-cash items such as impairments, equity based compensation, write-offs and recoveries, gains and losses on disposals and depreciation and amortization improved by $7,607. This improvement was more than offset by an increase in the cash flow required to fund working capital, in particular an increase in inventories as a result of the expanded operations and decreases in accounts payable and accrued liabilities and income taxes payable.
Net cash provided by (used in) investing activities
During the six months ended June 30, 2022, the Company used $9,488 of net cash through investing activities compared to $44,738 of net cash provided by investing activities for the six months ended June 30, 2021, which represented a change of $54,226. Net cash used in investing activities for the six months ended June 30, 2022 included (i) $12,776 on the purchase of capital assets and intangibles, (ii) a $5,999 net reduction in notes receivable and (iii) $3,400 paid for short-term investments. Net cash provided by investing activities for the six months ended June 30, 2021 included (i) $15,829 on the purchase of capital assets and intangibles, (ii) a $8,825 net reduction in notes receivable and (iii) $50,408 of proceeds from business divestitures, including the related sale of promissory notes.
Net cash provided by (used in) financing activities
During the six months ended June 30, 2022, the Company had $18,017 of net cash provided by financing activities compared to $40,505 of net cash used in financing activities for the six months ended June 30, 2021, which represented a change of $58,522. Net cash provided by financing activities for the six months ended June 30, 2022 included (i) $24,489 of net proceeds from financing, (ii) ($938) of repayments of debt and (iii) ($5,534) of capital distributions to non-controlling interest. Net cash used in financing activities for the six months ended June 30, 2021 included (i) $3,565 of net proceeds from financing and (ii) ($44,070) of repayments of debt.

Capital Resources
Capital structure and debt
Our debt outstanding as of June 30, 2022 and December 31, 2021 is as follows:

Debt balances	June 30, 2022	December 31, 2021
Financing liability (failed sale-leaseback)	$15,253	$15,253
Finance lease liabilities	11,052	5,245
7.50% Loan due April 2026	31,024	30,763
6.10% Secured debenture due September 2030	46,274	46,050
Note due December 2024	3,958	4,750
9.75% Credit facilities due January 2026	93,979	68,673
Total debt	$201,540	$170,734
Less: current portion of debt	7,363	1,583
Total long-term debt	$194,177	$169,151
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
Definitive agreements

In February 2021, a subsidiary of the Company entered into a definitive agreement and management services agreement to sell an indoor cultivation facility in Medford, Oregon ("Medford") and a retail dispensary in Powell, Oregon ("Powell"), for total consideration of $3,000. In March 2022, the total consideration was reduced to $2,000. During the six months ended June 30, 2022, the Company sold all equity interests in Medford for an aggregate sale price of $2,000 and recognized a gain on sale of $290 recorded in Other income, net in the Unaudited Condensed Consolidated Statements of Operations.
In September 2021, a subsidiary of the Company entered into a definitive agreement and management services agreements to sell, upon regulatory approval, four retail dispensaries in Oregon for total consideration of $6,500, consisting of a $250 cash payment at the time of signing and a 10-month secured promissory note. In June 2022, the total consideration was reduced to $6,200. This sale closed early in the third quarter of 2022.
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
Surety bonds
The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of June 30, 2022, for which no liabilities are recorded on the Unaudited Condensed Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of June 30, 2022, such amounts were not material.

Contingencies
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of June 30, 2022, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
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

As of June 30, 2022 there have been no material changes to our critical accounting policies and estimates from those previously disclosed in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk (presented in thousands, except share amounts).
The Company has exposure to certain risks, including market, credit, liquidity, asset forfeiture, banking and interest rate risk, and assesses the impact and likelihood of those risks. However, there have been no material changes in our market risk during the three and six months ended June 30, 2022. For additional information, refer to our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ending June 30, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management, including the Chief Executive Officer and Chief Financial Officer, has limited the evaluation of the Company’s internal controls over financial reporting to exclude controls, policies and procedures and internal controls over financial reporting of the recently acquired operations of:

•Greenleaf Apothecaries, Greenleaf Gardens, and Greenleaf Therapeutics, collectively “Greenleaf” (acquired October 1, 2021).

The operations of Greenleaf represents approximately 10% of the Company’s total assets as of June 30, 2022 and 25% of the Company’s gross revenue for the three and six months ended June 30, 2022.

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

The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s principal executive officer and principal financial officer concluding that as of June 30, 2022, a material weakness existed in the Company’s internal controls over financial reporting. Specifically, as a result of turnover and the availability of resources with the appropriate level of technical capabilities (including the impacts on staffing and recruiting and the general global labor shortage brought about by the global COVID-19 pandemic), the Company did not have effective staffing levels and adequate segregation of duties within several finance and accounting processes. Further, and as a result of this material weakness, the Company’s financial disclosures for the quarterly period ending June 30, 2021 incorrectly disclosed certain debt that was due 11 months after the balance sheet date as long-term rather than as current liabilities. Additionally, and as a result of this material weakness, the Company’s financial disclosures for the quarterly and annual periods ended June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, and September 30, 2021 incorrectly reported the weighted average shares outstanding which resulted in an incorrect determination of earnings per share and diluted earnings per share.

The Company has begun to address the material weakness described above through the following actions, which are expected to be completed by the fourth quarter of 2022:

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

The Company is working diligently to remediate this material weakness by hiring qualified and capable personnel. Further, we will continue to evaluate and assess the staffing needs of the Company as the landscape and needs of the Company continue to evolve. While we are working diligently to remediate this material weakness, there is no assurance that this material weakness will be fully remediated by the fourth quarter of 2022 given continuing lasting impacts of COVID-19 on staffing and labor for companies within our industry and otherwise.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
10.1	Bonus Letter Agreement, dated July 11, 2022, between Acreage Holdings, Inc. and Peter Caldini.	8-K	000-56021	10.1	7/15/2022
10.2	Bonus Letter Agreement, dated July 11, 2022, between Acreage Holdings, Inc. and Steve Goertz.	8-K	000-56021	10.2	7/15/2022
10.3	Secured Promissory Note in the amount of $5,850,000 dated July 1, 2022.	8-K	000-56021	10.1	7/8/2022
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Extensible Business Reporting Language):): (i) Consolidated Statements of Financial Position as of June 30, 2022 (unaudited) and December 31, 2021 (audited), (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and June 30, 2021, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and June 30, 2021, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2022 and June 30, 2021 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
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
Date: August 9, 2022

Acreage Holdings, Inc.

By:	/s/ Steve Goertz
Steve Goertz
Chief Financial Officer