Form 10-Q
period 2022-09-30
Acreage Holdings, Inc.
filed 2022-11-09
CIK 1762359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

The Company has three classes of issued and outstanding shares: the Class E subordinate voting shares (the “Fixed Shares”), the Class D subordinate voting shares (the “Floating Shares”) and the Class F multiple voting shares (the “Fixed Multiple Shares”). The Fixed Shares and Floating Shares each entitle the holders to notice of and to attend at any meeting of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company have the right to vote. Each Fixed Share is entitled to one vote per Fixed Share, each Floating Share is entitled to one vote per Floating Share and each Fixed Multiple Share is entitled to 4,300 votes per Fixed Multiple Share on all matters upon which the holders of shares are entitled to vote. As of November 2, 2022, there were 79,046,738 Fixed shares, 34,114,596 Floating Shares, and 117,600 Fixed Multiple Shares, in each case, issued and outstanding.

TABLE OF CONTENTS
Acreage Holdings, Inc.
Form 10-Q
For the Three and Nine Months Ended September 30, 2022

PART I

Item 1. Financial Statements and Supplementary Data.

ACREAGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$26,476	$43,180
Restricted cash	95	1,098
Accounts receivable, net	9,466	8,202
Inventory	50,892	41,804
Notes receivable, current	2,500	7,104
Assets held-for-sale	—	8,952
Other current assets	3,843	2,639
Total current assets	93,272	112,979
Long-term investments	34,328	35,226
Notes receivable, non-current	27,343	27,563
Capital assets, net	135,362	126,797
Operating lease right-of-use assets	22,730	24,598
Intangible assets, net	135,807	119,695
Goodwill	30,492	43,310
Other non-current assets	3,563	1,383
Total non-current assets	389,625	378,572
TOTAL ASSETS	$482,897	$491,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$26,082	$23,861
Taxes payable	29,240	24,572
Interest payable	1,167	1,432
Operating lease liability, current	2,298	2,145
Debt, current	7,218	1,583
Non-refundable deposits on sale	—	1,000
Liabilities related to assets held for sale	—	1,867
Other current liabilities	10,500	10,333
Total current liabilities	76,505	66,793
Debt, non-current	194,874	169,151
Operating lease liability, non-current	22,324	24,255
Deferred tax liability	29,875	27,082
Other liabilities	1,125	—
Total non-current liabilities	248,198	220,488
TOTAL LIABILITIES	324,703	287,281
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Commitments and contingencies
Common stock, no par value - unlimited authorized, 112,147 and 106,903 issued and outstanding, respectively	—	—
Additional paid-in capital	761,684	756,536
Treasury stock, 842 common stock held in treasury	(21,054)	(21,054)
Accumulated deficit	(583,052)	(538,215)
Total Acreage Shareholders' equity	157,578	197,267
Non-controlling interests	616	7,003
TOTAL EQUITY	158,194	204,270

TOTAL LIABILITIES AND EQUITY	$482,897	$491,551
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021		2022	2021
REVENUE
Retail revenue, net	$48,314	$30,795		$136,426	$85,038
Wholesale revenue, net	12,810	17,077		42,342	42,634
Other revenue, net	295	280		881	3,090
Total revenues, net	61,419	48,152		179,649	130,762
Cost of goods sold, retail	(26,097)	(16,279)		(70,331)	(43,412)
Cost of goods sold, wholesale	(14,096)	(8,069)		(27,968)	(19,049)
Total cost of goods sold	(40,193)	(24,348)		(98,299)	(62,461)
Gross profit	21,226	23,804		81,350	68,301

OPERATING EXPENSES
General and administrative	9,727	8,465		27,036	23,067
Compensation expense	15,271	10,699		42,045	32,236
Equity-based compensation expense	3,156	4,168		8,970	17,191
Marketing	735	583		2,396	992
Impairments, net	506	2,339		2,973	3,157
Loss on notes receivable	7,219	—		7,219	1,726
Write down (recovery) of assets held-for-sale	—	—		874	(8,616)
Legal settlements (recoveries)	—	—		(335)	322
Depreciation and amortization	1,047	4,044		6,019	9,670
Total operating expenses	37,661	30,298		97,197	79,745

Net operating loss	$(16,435)	$(6,494)		$(15,847)	$(11,444)

Income (loss) from investments, net	17	489		154	(777)
Interest income from loans receivable	474	1,067		1,256	4,125
Interest expense	(5,688)	(3,620)		(15,989)	(14,072)
Other income, net	4,743	80		5,019	7,825
Total other income (loss)	(454)	(1,984)		(9,560)	(2,899)

Loss before income taxes	$(16,889)	$(8,478)		$(25,407)	$(14,343)

Income tax expense	(8,109)	(5,579)		(24,105)	(11,661)

Net loss	$(24,998)	$(14,057)		$(49,512)	$(26,004)

Less: net loss attributable to non-controlling interests	(2,784)	(1,761)		(4,675)	(3,347)

Net loss attributable to Acreage Holdings, Inc.	$(22,214)	$(12,296)		$(44,837)	$(22,657)

Net loss per share attributable to Acreage Holdings, Inc. - basic and diluted:	$(0.20)	$(0.12)	(1)	$(0.41)	$(0.22)	(1)

Weighted average shares outstanding - basic and diluted	111,200	106,332	(1)	108,795	104,524	(1)
(1) Presentation of September 30, 2021 figures have been revised.
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

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity	Non-controlling Interests	Total Equity
December 31, 2021	3,861	106,903	$756,536	$(21,054)	$(538,215)	$197,267	$7,003	$204,270
NCI adjustments for changes in ownership	—	—	5	—	—	5	(5)	—
Equity-based compensation expense and related issuances	—	508	4,159	—	—	4,159	—	4,159
Net loss	—	—	—	—	(12,694)	(12,694)	(1,217)	(13,911)
March 31, 2022	3,861	107,411	$760,700	$(21,054)	$(550,909)	$188,737	$5,781	$194,518
NCI adjustments for changes in ownership	—	—	(4,524)	—	—	(4,524)	4,524	—
Capital distributions, net	—	—	—	—	—	—	(5,534)	(5,534)
Equity-based compensation expense and related issuances	—	1,778	1,655	—	—	1,655	—	1,655
Net loss	—	—	—	—	(9,929)	(9,929)	(674)	(10,603)
June 30, 2022	3,861	109,189	$757,831	$(21,054)	$(560,838)	$175,939	$4,097	$180,036
NCI adjustments for changes in ownership	—	—	697	—	—	697	(697)	—
Other equity transactions	—	378	—	—	—	—	—	—
Equity-based compensation expense and related issuances	—	2,580	3,156	—	—	3,156	—	3,156
Net loss	—	—	—	—	(22,214)	(22,214)	(2,784)	(24,998)
September 30, 2022	3,861	112,147	$761,684	$(21,054)	$(583,052)	$157,578	$616	$158,194
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,512)	$(26,004)
Adjustments for:
Depreciation and amortization	6,019	9,670
Depreciation and amortization included in COGS	4,840	1,714
Equity-based compensation expense	8,970	17,607
Gain on business divestiture	(3,490)	(11,681)
Loss on disposal of capital assets	49	1,690
Loss on impairment	2,973	9,947
Loss on notes receivable	7,219	3,726
Recovery on notes receivable	(1,107)	—
Bad debt expense	22	(1,060)	(1)
Non-cash interest expense	2,301	3,154
Non-cash operating lease expense	223	(572)
Loss on lease termination	297	—
Deferred tax (income) expense	(889)	(8,125)
Non-cash loss from investments, net	895	778
Other non-cash (income) expense, net	—	(2,500)
Write-down (recovery) of assets held-for-sale	874	(8,616)
Change, net of acquisitions in:
Accounts receivable, net	(2,787)	(11,128)	(1)
Inventory	(8,715)	(11,864)
Other assets	(1,240)	9,514	(1)
Interest receivable	(1,125)	(1,031)
Accounts payable and accrued liabilities	(279)	1,238
Taxes payable	4,668	12,935
Interest payable	(265)	(2,060)
Other liabilities	(414)	(5,644)
Net cash used in operating activities	$(30,473)	$(18,312)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital assets	$(12,582)	$(27,535)
Investments in notes receivable	—	(3,918)
Collection of notes receivable	7,106	13,225
Proceeds from business divestiture	—	24,407
Proceeds from sale of capital assets	—	5
Business acquisitions, net of cash acquired	—	541
Purchases of intangible assets	(900)	—
Distributions from investments	1,048	1,427
Proceeds from sale of promissory notes	—	26,000
Cash paid for short-term investment	(3,400)	—
Proceeds from disposal of short-term investments	3,400	—
Net cash provided by (used in) investing activities	$(5,328)	$34,152
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing (refer to Note 14 for related party financing)	$25,000	$6,301
Deferred financing costs paid	(511)	(975)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Repayment of debt	(1,084)	(46,321)
Capital distributions - non-controlling interests	(5,534)	—
Net cash provided by (used in) financing activities	$17,871	$(40,995)
Net decrease in cash, cash equivalents, restricted cash, and cash held for sale	$(17,930)	$(25,155)
Cash, cash equivalents, restricted cash, and cash held for sale - Beginning of period	44,501	54,639
Cash, cash equivalents, restricted cash, and cash held for sale - End of period	$26,571	$29,484

RECONCILIATION OF CASH FLOW INFORMATION:
Cash and cash equivalents	$26,476	$27,868
Restricted cash	95	1,098
Cash held for sale	$—	$518
Total cash, cash equivalents, restricted cash, and cash held for sale at end of period	$26,571	$29,484
(1) Presentation of September 30, 2021 figures have been revised, refer to Note 2 for further discussion.

	Nine Months Ended September 30,
(in thousands)	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid - non-lease	$12,730	$11,444
Income taxes paid	21,742	6,346
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets not yet paid for	$6,242	$4,063
Promissory note conversion (Note 6)	—	10,880
Insurance proceeds not yet received	—	6,790
Non-cash proceeds from business divestiture	7,850	34,475
Non-cash proceeds from finance lease	5,785	—

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
Subsequent to the balance sheet date, the Company entered into a new arrangement agreement with Canopy Growth regarding the acquisition of the Company’s Floating Shares. Refer to Note 17 for further discussion.

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

As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit as of September 30, 2022, as well as a net loss and negative cash flow from operating activities for the nine months ended September 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt about the Company’s ability to meet its obligations for the next twelve months from the date these financial statements were issued has been alleviated due to, but not limited to, (i) access to future capital commitments, (ii) continued sales growth from the Company’s consolidated operations, (iii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iv) restructuring plans that have already been put in place to improve the Company’s profitability, (v) the AFC-VRT credit facilities (refer to Notes 10 and 17 for further discussion), and (vi) access to the U.S. and Canadian public equity markets.

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
VIEs

In determining whether the Company is the primary beneficiary of a VIE, the Company assesses whether it has the power to direct matters that most significantly impact the activities of the VIE and have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. There were no material consolidated VIEs as of September 30, 2022 or December 31, 2021.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Cash and restricted cash, as presented on the Unaudited Condensed Consolidated Statements of Cash Flows, consists of $26,476 and $95 as of September 30, 2022, respectively, and $27,868 and $1,098 as of September 30, 2021, respectively.
Accounts receivable valuations and reclassifications

Accounts receivable are stated at their net realizable value. The allowance against gross trade receivables reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of September 30, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was $63 and $445, respectively.

Income taxes
The Company has unrecognized tax benefits (“UTBs”) of $6,161 and $7,695 as of September 30, 2022 and December 31, 2021, respectively, which are included in Other current liabilities in the Consolidated Statements of Financial Position. UTBs arise as a result of differences existing between a tax position taken or expected to be taken on a tax return and the benefit recognized and measured.
Net loss per share
Net loss per share represents the net loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis. Basic and diluted loss per share are the same as of September 30, 2022, 2021 and 2020, as the issuance of shares upon conversion, exercise or vesting of outstanding units would be anti-dilutive in each period. There were 47,999 and 42,621 anti-dilutive shares outstanding as of September 30, 2022 and 2021, respectively.
Change in presentation
Note that certain items presented on the nine months ended September 30, 2021, Unaudited Condensed Consolidated Statement of Cash Flows, includes a change in presentation to conform to the current year presentation. There was no impact to our Consolidated Financial Statements as a result of this reclassification.
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
3.    ACQUISITIONS, DIVESTITURES AND ASSETS HELD FOR SALE
Acquisitions

During the nine-month period ended September 30, 2022, the Company did not complete any business acquisitions. During the year ended December 31, 2021, the Company completed the following business acquisitions, and has allocated the purchase price as follows:

Purchase Price Allocation	Greenleaf	CWG	Total
Assets acquired:
Cash and cash equivalents	$1,209	$828	$2,037
Inventory	2,692	1,200	3,892
Other current assets	1,520	347	1,867
Capital assets, net	22,923	3,312	26,235
Operating lease right-of-use asset	2,819	1,584	4,403
Goodwill	1,819	1,482	3,301
Intangible assets, net - cannabis licenses	16,800	3,200	20,000
Intangible assets, net - customer relationships	—	1,000	1,000
Other non-current assets	189	40	229
Liabilities assumed:
Accounts payable and accrued liabilities	(1,829)	(464)	(2,293)
Taxes payable	(33)	(68)	(101)
Operating lease liability, current	(315)	(193)	(508)
Other current liabilities	(294)	3	(291)
Operating lease liability, non-current	(2,504)	(1,391)	(3,895)
Fair value of net assets acquired	$44,996	$10,880	$55,876

Consideration paid:
Settlement of pre-existing relationship	44,996	10,880	$55,876
Total consideration	$44,996	$10,880	$55,876
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
The purchase price allocation is based upon final valuations within the measurement period (generally one year from the acquisition date)
CWG
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
Divestitures
In February 2021, a subsidiary of the Company entered into a definitive agreement and management services agreement to sell an indoor cultivation facility in Medford, Oregon ("Medford"), and a retail dispensary in Powell, Oregon ("Powell"), for total consideration of $3,000. In March 2022, the total consideration was reduced to $2,000. In April 2022, the Company sold all equity interests in Medford for an aggregate sale price of $2,000 and recognized a gain on sale of $290 for the nine months ended September 30, 2022 which was recorded in Other income, net in the Unaudited Condensed Consolidated Statements of Operations. The aggregate sales price consisted of $750 paid to the Company in February 2021 and $1,250 of promissory notes (refer to Note 6 for further discussion). In conjunction with the sale, the Company closed its dispensary in Powell. Further, the Company derecognized deferred tax liabilities of $375 related to Medford.
In September 2021, a subsidiary of the Company entered into a definitive agreement and management services agreements to sell, upon regulatory approval, four retail dispensaries in Oregon for total consideration of $6,500. In July 2022, the Company executed and closed an amendment to its previously announced asset purchase and services agreement for the sale of its four Oregon retail dispensaries (the “Amended Agreement”). Under the terms of the Amended Agreement, the sale price was reduced to $6,200 and the Company recognized a gain on sale of $3,189 for the nine months ended September 30, 2022 which was recorded in Other income, net in the Unaudited Condensed Consolidated Statements of Operations. The aggregate sales price consisted of a $250 payment previously made at the signing of the Original Agreement, plus an additional $100 in cash at closing. The remaining amount of $5,850 has been satisfied by a 36-month secured promissory note bearing interest at a rate of 12% per annum (the “Note”). Under the terms of the Note, quarterly interest payments commence on January 1, 2023, principal payments of $1,000 are due on January 1, 2024 and January 1, 2025, and the remaining principal is due on January 1, 2026.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

During the nine months ended September 30, 2021, a subsidiary of the Company sold all equity interests in Acreage Florida, Inc. (“Acreage Florida”), for an aggregate sale price of $60,000. Acreage Florida is licensed to operate medical cannabis dispensaries, a processing facility and a cultivation facility in the state of Florida. The aggregate sales price consisted of approximately $21,500 in cash, $7,000 of the buyer’s common stock, subject to a rolling lock up restriction period ending one year after the disposition date, with the lock up expiring in monthly 1/6th increments beginning October 27, 2021, and secured promissory notes totaling approximately $31,500. This resulted in a gain on sale of $11,682 recorded in Other income, net on the Consolidated Statements of Operations for the nine months ended September 30, 2021. The Company subsequently sold the promissory notes and recognized a net loss of $2,000 as discussed in Note 6. Further, the Company de-recognized deferred tax liabilities related to indefinite-lived intangible lived assets held by Acreage Florida of $6,044 as a result of the disposition in Other income, net on the Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021.
Assets Held for Sale
As of September 30, 2022, the Company did not have any business or assets that met the held-for-sale criteria. As of December 31, 2021 the Company determined certain businesses and assets met the held-for-sale criteria. As such, the related assets and liabilities within these disposal groups were transferred into Assets held-for-sale and Liabilities related to assets held for sale on the Unaudited Condensed Consolidated Statements of Financial Position.

During the nine months ended September 30, 2022, the Company tested each disposal group for impairment and recognized charges of $874 within Write down (recovery) of assets held-for-sale on the Unaudited Condensed Consolidated Statements of Operations related to Medford and Powell. During the nine months ended September 30, 2021, the Company recognized a recovery of assets held-for-sale of $8,616 related to the Acreage Florida disposal group within Write down (recovery) of assets held-for-sale on the Unaudited Condensed Consolidated Statements of Operations.

The table below presents the assets and liabilities classified as held for sale on the Unaudited Condensed Consolidated Statements of Financial Position for the year ended December 31, 2021 and is subject to change based on developments during the sales process.

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
(1) During the nine months ended September 30, 2022, the Company was unsuccessful in finding a satisfactory buyer for certain of its Michigan locations. As a result, the assets at these specific locations no longer meet the criteria for being classified as held-for-sale (refer to Note 7 for further discussion).

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
4.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets
The following table details the intangible asset balances by major asset classes:

Intangibles	September 30, 2022	December 31, 2021
Finite-lived intangible assets:
Management contracts	$1,808	$1,511
Customer relationships	1,000	1,000
Total finite-lived intangible assets	2,808	2,511
Accumulated amortization on finite-lived intangible assets:
Management contracts	(931)	(493)
Customer relationships	(850)	—
Total accumulated amortization on finite-lived intangible assets	(1,781)	(493)
Finite-lived intangible assets, net	1,027	2,018

Indefinite-lived intangible assets
Cannabis licenses	134,780	117,677

Total intangibles, net	$135,807	$119,695
The intangible assets balance as of December 31, 2021 excludes intangible assets reclassified to assets held-for-sale (refer to Note 3 for further discussion). The average useful life of finite-lived intangible assets as of September 30, 2022 ranges from 0.3 to 1.5 years, with 0.3 and 1.5 years being the average useful life for customer relationships and management contracts, respectively.

During the three and nine months ended September 30, 2022, the Company amended the purchase price allocation related to its acquisition of Greenleaf based upon final valuations within the measurement period (refer to Note 3 for further discussion). As a result, $16,800 was re-allocated from Goodwill to Intangible assets, net on the Unaudited Condensed Consolidated Statements of Financial Position.

Impairment of intangible assets

The Company assessed whether any events or changes in circumstances ("triggering events") indicated finite-lived intangible assets to be held-and-used would not be recovered. During the three and nine months ended September 30, 2022, the Company did not identify any triggering events. During the nine months ended September 30, 2021, the Company identified a triggering event for its management contract owned by Prime Alternative Treatment Center Consulting, LLC ("PATCC"). The Company evaluated the recoverability of the asset by comparing the carrying value of the asset to the future net undiscounted cash flows expected to be generated by the asset. The carrying value was determined to not be recoverable and the Company proceeded to test the asset for impairment. The Company recognized an impairment charge of $818 due to changes in expected cash flows pursuant to a revised consulting services agreement. These charges are recognized in Impairments, net on the Unaudited Condensed Consolidated Statements of Operations. The impairment resulted in the recognition of a tax provision benefit and an associated reversal of deferred tax liabilities of $207 during the nine months ended September 30, 2021.

During the three and nine months ended September 30, 2021, the Company de-recognized deferred tax liabilities related to indefinite-lived intangible assets held by Acreage Florida of $6,044 in Other income (loss), net on the Unaudited Condensed Consolidated Statements of Operations. Refer to Note 3 for further discussion.

Amortization expense associated with the Company’s intangible assets was $296 and $1,288 for the three and nine months ended September 30, 2022, respectively, and $3,117 and $7,588 for the three and nine months ended September 30, 2021, respectively.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Expected annual amortization expense for existing intangible assets subject to amortization as of September 30, 2022 is as follows for each of the next five fiscal years:

Amortization of Intangibles	2022	2023	2024	2025	2026
Amortization expense	$297	$584	$146	$—	$—
Goodwill
The following table details the changes in the carrying amount of goodwill:

Goodwill	Total
December 31, 2021	$43,310
Adjustment to purchase price allocation	(16,500)
Other Adjustments(1)	3,682
September 30, 2022	$30,492
(1) Represents adjustments related to the remeasurement of certain deferred tax assets and related adjustments within the measurement period.
During the three and nine months ended September 30, 2022, the Company amended the purchase price allocation related to its acquisition of Greenleaf based upon final valuations within the measurement period (refer to Note 3 for further discussion). As a result, $16,800 was re-allocated from Goodwill to Intangible assets, net on the Unaudited Condensed Consolidated Statements of Financial Position.

5.    INVESTMENTS
The carrying values of the Company’s investments in the Unaudited Condensed Consolidated Statements of Financial Position as of September 30, 2022 and December 31, 2021 are as follows:

Investments	September 30, 2022	December 31, 2021
Investments held at FV-NI	$34,328	$35,226
Total long-term investments	$34,328	$35,226
Income (loss) from investments, net in the Unaudited Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2022 and 2021 is as follows:

Investment income (loss)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Short-term investments	$1	$—	$4	$—
Investments held at FV-NI	16	489	150	(777)
Income (loss) from investments, net	$17	$489	$154	$(777)

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
6.     NOTES RECEIVABLE

Notes receivable as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Promissory notes receivable	$34,257	$27,260
Line of credit receivable	6,831	12,609
Interest receivable	3,524	2,834
Allowance for notes and interest receivables	(14,769)	(8,036)
Total notes receivable	$29,843	$34,667
Less: Notes receivable, current	2,500	7,104
Notes receivable, non-current	$27,343	$27,563
Interest income on notes receivable during the three and nine months ended September 30, 2022 was $474 and $1,256, respectively, and $1,067 and $4,125 for the three and nine months ended September 30, 2021, respectively.
The Company determined that the collectability of certain notes receivables is doubtful based on information available. As of September 30, 2022 and December 31, 2021, the Company’s allowance for notes receivable of $14,769 and $8,036, respectively, included $12,292 and $6,046 of principal outstanding and $2,477 and $1,990 of accrued interest, respectively, and represents the full value of such loan balances.
Activity during the nine months ended September 30, 2022

In February 2022, the Company received a $5,279 cash payment in full on a line of credit due from Patient Centric Martha’s Vineyard, and subsequently closed the line of credit.

In April 2022, the Company executed and closed its previously announced asset purchase agreement for the sale of Medford and Powell in Oregon. Part of the total consideration was satisfied by a 12-month $1,250 secured promissory note bearing interest at a rate of 12.5% per annum, refer to Note 3 for further discussion. In August 2022, the secured promissory note was replaced with a $500 secured promissory note bearing interest at a rate of 12.5% per annum and a $750 non-interest bearing secured promissory note, with both secured promissory notes due on May 1, 2023.

In July 2022, the Company executed and closed an amendment to its previously announced asset purchase and services agreement for the sale of its four Oregon retail dispensaries (the “Amended Agreement”). Part of the total consideration was satisfied by a 36-month $5,850 secured promissory note bearing interest at a rate of 12% per annum, refer to Note 3 for further discussion.

Activity during the nine months ended September 30, 2021

In March 2021, the Company entered into a revised consulting services and line of credit agreement with PATCC, whereby previously unrecognized management fees were settled for $2,500, which was recognized in Other revenue, net on Unaudited

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2021. Pursuant to the revised line of credit agreement, the line of credit is non-interest bearing and will be repaid on a payment schedule with seven payments in the aggregate amount of $7,150 through June 2023.

In April 2021, the Company received three secured promissory notes in the aggregate amount of $31,500 related to the sale of Acreage Florida. Of the $31,500 in promissory notes, a promissory note for $3,500 was collected during the year ended December 31, 2021. In June 2021, the remaining two promissory notes totaling $28,000 were sold in a related party transaction to Viridescent Realty Trust, Inc. (“Viridescent”) for cash proceeds of $26,000. This sale resulted in a loss of $2,000 recorded in Other income, net on the Unaudited Condensed Consolidated Statements of Operations. Refer to Notes 3 and 14 for further discussion.

In April 2021, a subsidiary of the Company acquired 100% of CWG, and the amounts outstanding under the line of credit were converted into equity in CWG. Refer to Note 3 for further discussion.
7.    CAPITAL ASSETS, net
Net property, plant and equipment consisted of:

	September 30, 2022	December 31, 2021
Land	$3,828	$3,777
Building	57,935	43,921
Right-of-use asset, finance leases	10,731	5,077
Furniture, fixtures and equipment	31,587	31,325
Leasehold improvements	37,399	51,646
Construction in progress	17,409	7,644
Capital assets, gross	$158,889	$143,390
Less: accumulated depreciation	(23,527)	(16,593)
Capital assets, net	$135,362	$126,797
Depreciation of capital assets for the three and nine months ended September 30, 2022 is comprised of $751 and $4,731 of depreciation expense, and $1,963 and $5,679 that was capitalized to inventory, respectively, and $928 and $2,083 of depreciation expense and $876 and $2,567 that was capitalized to inventory for the three and nine months ended September 30, 2021, respectively.
During the nine months ended September 30, 2022, the Company determined that it was unable to find a satisfactory buyer for the held-for-sale assets related to its Michigan operations and, as such, these assets were reclassified as held-and-used. This conclusion was considered a triggering event for capital asset impairment testing. Upon assessment, these specific capital assets were not considered to have future economic value. As such, the fair value of the assets was considered to be nil and the Company recognized an impairment charge of $1,907 within Impairments, net on the Statements of Operations during the nine months ended September 30, 2022. Refer to Note 3 for further discussion on changes in held-for-sale entities.
In August 2021, the Company’s Sewell facility in New Jersey was negatively impacted by a tornado formation from Hurricane Ida. The unusually severe weather conditions caused widespread damage and resulted in a $9,130 loss to capital assets, which has been offset by insurance proceeds of $7,000. The net loss of $2,130 was recognized in Impairments, net on the Statements of Operations for the three months ended September 30, 2021.

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

Balance Sheet Information	Classification	September 30, 2022	December 31, 2021
Right-of-use assets
Operating	Operating lease right-of-use assets	$22,730	$24,598
Finance	Capital assets, net	9,986	4,522
Total right-of-use assets		$32,716	$29,120

Lease liabilities
Current
Operating	Operating lease liability, current	$2,298	$2,145
Financing	Debt, current	5,635	—
Non-current
Operating	Operating lease liability, non-current	22,324	24,255
Financing	Debt, non-current	5,290	5,245
Total lease liabilities		$35,547	$31,645

		Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Information	Classification	2022	2021	2022	2021
Short-term lease expense	General and administrative	$(28)	$(40)	$190	$17

Operating lease expense	General and administrative	1,221	1,038	3,613	3,175
Finance lease expense:
Amortization of right of use asset	Depreciation and amortization	63	63	190	190
Interest expense on lease liabilities	Interest expense	314	190	855	561
Sublease income	Other income (loss), net	—	—	—	(3)
Net operating and finance lease cost		$1,598	$1,291	$4,658	$3,923

		Nine Months Ended September 30,
Statement of Cash Flows Information	Classification	2022	2021
Cash paid for operating leases	Net cash used in operating activities	$3,390	$3,747
Cash paid for finance leases - interest	Net cash used in operating activities	$843	$508

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The following represents the Company’s future minimum payments required under existing leases with initial terms of one year or more as of September 30, 2022:

Maturity of lease liabilities	Operating Leases	Finance Leases
2022	$1,147	$5,858
2023	4,349	722
2024	4,310	743
2025	4,347	766
2026	4,428	789
Thereafter	20,285	12,487
Total lease payments	$38,866	$21,365
Less: interest	14,244	10,440
Present value of lease liabilities	$24,622	$10,925

Weighted average remaining lease term (years)	8	2
Weighted average discount rate	10%	12%
As of September 30, 2022, there have been no leases entered into that have not yet commenced.

9.    INVENTORY
The Company’s inventory balance consists of the following:

	September 30, 2022	December 31, 2021
Retail inventory	$4,116	$3,331
Wholesale inventory	37,143	28,643
Cultivation inventory	6,492	6,367
Supplies & other	3,141	3,463
Total	$50,892	$41,804
Inventory is valued at the lower of cost and net realizable value (“NRV”), defined as estimated selling price in the ordinary course of business, less estimated costs of disposal. During the nine months ended September 30, 2022, the Company analyzed its inventory balances, and recorded wholesale inventory adjustments as a result of (i) having excess inventory and (ii) reducing the carrying value to ensure inventory balances are properly recorded at the lower of cost and NRV. The Company recognized $6,286 of wholesale inventory adjustments within Cost of goods sold, wholesale on the Statements of Operations during the three and nine months ended September 30, 2022.
10.    DEBT
The Company’s debt balances consist of the following:

Debt balances	September 30, 2022	December 31, 2021
Financing liability (failed sale-leaseback)	$15,253	$15,253
Finance lease liabilities	10,925	5,245
7.50% Loan due April 2026	31,156	30,763
6.10% Secured debenture due September 2030	46,388	46,050
Note due December 2024	3,958	4,750
9.75% Credit facilities due January 2026	94,412	68,673
Total debt	$202,092	$170,734
Less: current portion of debt	7,218	1,583
Total long-term debt	$194,874	$169,151

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Scheduled maturities of debt, excluding amortization of discount and issuance costs, are as follows:

2022	$6,426
2023	1,583
2024	1,584
2025	—
2026	133,011
Thereafter	70,532
Total payments (excluding amortization of discount and issuance costs)	$213,136
During the three and nine months ended September 30, 2022, the Company incurred interest expense of $5,688 and $15,989, respectively, and $3,620 and $14,072 during the three and nine months ended September 30, 2021, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Interest expense for the three and nine months ended September 30, 2022 included debt discount amortization of $381 and $1,132, respectively, and amortization of debt issuance costs of $297 and $849, respectively. Interest expense for the three and nine months ended September 30, 2021 included debt discount amortization of $298 and $821, respectively, and amortization of debt issuance costs of $493 and $2,914, respectively. As of September 30, 2022 and December 31, 2021, the Company had unamortized discount $5,062 and $6,194, respectively, and debt issuance costs of $5,982 and $6,320, respectively, which is netted against the gross carrying value of long-term debt in Debt, non-current on Unaudited Condensed Unaudited Condensed Consolidated Statements of Financial Position. Additionally, as of September 30, 2022 and December 31, 2021, the Company had accrued interest of $1,167 and $1,432, respectively, within Interest payable on the Unaudited Condensed Consolidated Statements of Financial Position.
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

6.10% Secured debenture due September 2030
On September 23, 2020, pursuant to the implementation of the Amended Arrangement (Refer to Note 13 for further discussion), a subsidiary of Canopy Growth advanced gross proceeds of $50,000 (less transaction costs of approximately $4,025) to Universal Hemp, an affiliate of the Company, pursuant to the terms of a secured debenture (“6.1% Loan”). In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. An additional $50,000 may be advanced pursuant to the debenture subject to the satisfaction of certain conditions by Universal Hemp. The debenture bears interest at a rate of 6.1% per annum, matures 10 years from the date hereof or such earlier date in accordance with the terms of the debenture and all interest payments made pursuant to the debenture are payable in cash by Universal Hemp. The debenture is secured by substantially all of the assets of Universal Hemp and its subsidiaries and, further, is not convertible and is not guaranteed by Acreage.
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

The loan is subject to various financial covenants, including a fixed charge coverage ratio and two leverage ratios. The Company obtained a waiver of these covenants for the three month periods ended March 31, 2022 and June 30, 2022. This waiver included a $500 waiver fee that was paid to the lenders. Subsequent to the balance sheet date, the 9.75% Credit facilities due January 2026 were amended (refer to Note 17 for further discussion).

Commencing with the receipt of the of the loan, mandatory prepayments are required from net proceeds of certain sale or disposition activities provided these proceeds are not invested in additional capital assets within 12 months of the disposition date, as defined by the Credit Agreement.

11.    SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
The table below details the change in Pubco shares outstanding by class for the three and nine months ended September 30, 2022:

Shareholders’ Equity	Fixed Shares	Floating Shares	Fixed Shares Held in Treasury	Floating Shares Held in Treasury	Fixed Multiple Shares	Total Shares Outstanding
December 31, 2021	74,665	32,962	(589)	(253)	118	106,903
Issuances	3,897	969	—	—	—	4,866
NCI conversions	265	113	—	—	—	378
September 30, 2022	78,827	34,044	(589)	(253)	118	112,147

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Warrants
A summary of the warrants activity outstanding is as follows:

Warrants	Fixed Shares	Floating Shares
December 31, 2021	5,817	2,524
Expired	—	—
September 30, 2022	5,817	2,524

The exercise price of each Fixed Share warrant ranged from $3.15 to $4.00, respectively, and the exercise price of each Floating Share warrant ranged from $3.01 to $4.00, respectively. The warrants are exercisable for a period of 4 years. The weighted-average remaining contractual life of the warrants outstanding is approximately 2.4 years. There was no aggregate intrinsic value for warrants outstanding as of September 30, 2022.
Non-controlling interests - convertible units
The Company has NCIs in consolidated subsidiaries USCo2 and HSCP. The non-voting shares of USCo2 and HSCP units make up substantially all of the NCI balance as of September 30, 2022 and are convertible for either 0.7 of a Fixed Share and 0.3 of a Floating Share of Pubco or cash, as determined by the Company. Summarized financial information of HSCP is presented below. USCo2 does not have discrete financial information separate from HSCP.

HSCP net asset reconciliation	September 30, 2022	December 31, 2021
Current assets	$93,253	$113,011
Non-current assets	385,138	375,807
Current liabilities	(18,429)	(29,256)
Non-current liabilities	(220,299)	(195,791)
Other NCI balances	(723)	(718)
Accumulated equity-settled expenses	(239,592)	(226,596)
Net assets	$(652)	$36,457
HSCP/USCo2 ownership % of HSCP	16.36%	17.24%
Net assets allocated to USCo2/HSCP	$(107)	$6,285
Net assets attributable to other NCIs	723	718
Total NCI	$616	$7,003

	Three Months Ended September 30,		Nine Months Ended September 30,
HSCP Summarized Statement of Operations	2022	2021	2022	2021
Net loss allocable to HSCP/USCo2	$(16,549)	$(10,052)	$(27,589)	$(18,882)
HSCP/USCo2 weighted average ownership % of HSCP	16.84%	17.57%	16.96%	17.80%
Net loss allocated to HSCP/USCo2	$(2,787)	$(1,766)	$(4,679)	$(3,361)
Net loss allocated to other NCIs	3	5	4	14
Net loss attributable to NCIs	$(2,784)	$(1,761)	$(4,675)	$(3,347)
As of September 30, 2022, USCo2’s non-voting shares owned approximately 0.22% of HSCP units. USCo2’s capital structure is comprised of voting shares, all of which are held by the Company, and of non-voting shares held by certain former HSCP members. Certain executive employees and profits interests holders own approximately 16.14% of HSCP units. The remaining 83.64% interest in HSCP is held by USCo and represents the members’ equity attributable to shareholders of the parent.
During the nine months ended September 30, 2022 and 2021, the Company had several transactions with HSCP and USCo2 that changed its ownership interest in the subsidiaries but did not result in loss of control. These transactions included business acquisitions and the redemption of HSCP and USCo2 convertible units for Pubco shares (as shown in the table below), and

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
resulted in a $55 allocation from shareholders' equity to NCI and $862 allocation from NCI to shareholders' equity for the nine months ended September 30, 2022 and 2021, respectively.
A reconciliation of the beginning and ending amounts of convertible units is as follows:

Convertible Units	September 30, 2022	December 31, 2021
Beginning balance	23,076	24,142
NCI units converted to Pubco	(378)	(1,066)
Ending balance	22,698	23,076
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
Pursuant to the Amended Arrangement, the Company retained the Plan described above, the upper limit of issuances being up to an amount equal to 15% of the issued and outstanding Fixed Shares and Floating Shares of the Company. As of September 30, 2022, the Company had 3,199 shares authorized and available for grant under the Plan.
Restricted Share Units (“RSUs”)

	Fixed Shares		Floating Shares
Restricted Share Units (Fair value information expressed in whole dollars)	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Unvested, January 1, 2022	3,188	$7.30	1,262	$7.39
Granted	7,717	$0.67	95	$1.19
Forfeited	(533)	$2.07	(83)	$2.54
Vested	(3,811)	$4.08	(764)	$7.90
Unvested, September 30, 2022	6,561	$1.80	510	$6.27
Vested and unreleased(1)	225	$5.80	24	$15.15
Outstanding, September 30, 2022	6,786	$1.93	534	$6.67
(1) RSUs that are vested and unreleased represent RSUs that are pending delivery.
RSUs of the Company generally vest over a period of three years and RSUs granted to certain executives vest based on achievement of specific performance conditions. In certain situations for specified individuals, RSUs vest on an accelerated basis on separation. The fair value for RSUs is based on the Company’s share price on the date of the grant. The Company recorded $2,256 and $7,645 as Equity-based compensation expense on Unaudited Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2022, respectively, and $3,092 and $14,044 during the three and nine months ended September 30, 2021, respectively. The fair value of RSUs vested during the three and nine months ended September 30, 2022 was $1,427 and $4,760, respectively, and $718 and $15,045 during the three and nine months ended September 30, 2021, respectively.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs as of September 30, 2022 was approximately 2 years and $3,856, respectively. Unrecognized compensation expense related to these awards at September 30, 2022 was $13,005 and is expected to be recognized over a weighted average period of approximately 1 year.
Stock options

	Fixed Shares		Floating Shares
Stock Options (Exercise price expressed in whole dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, January 1, 2022	1,529	$11.07	2,414	$3.06
Granted	5,849	$0.59	—	$—
Forfeited	(41)	$5.66	(91)	$2.57
Expired	—	$—	(20)	$2.55
Options outstanding, September 30, 2022	7,337	$2.75	2,303	$3.09

Options exercisable, September 30, 2022	1,229	$12.85	1,925	$3.14
Stock options of the Company generally vest over a period of three years and options granted to certain executives vest based on achievement of specific performance conditions. Stock options of the Company have an expiration period of 5 or 10 years from the date of grant. The weighted average contractual life remaining for Fixed Share options outstanding and exercisable as of September 30, 2022 was approximately 5 and 6 years, respectively. The weighted average contractual life remaining for Floating Share options outstanding and exercisable as of September 30, 2022 was approximately 4 and 4 years, respectively. The Company recorded $300 and $725 as Equity-based compensation expense on Unaudited Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2022 and $1,076 and $3,147 during the three and nine months ended September 30, 2021, respectively, in connection with these awards.

As of September 30, 2022, unamortized expense related to stock options totaled $2,182 and is expected to be recognized over a weighted-average period of approximately 2 years. As of September 30, 2022, the aggregate intrinsic value for unvested options and for vested and exercisable options was nil, respectively.

Equity-based compensation - other
In May 2022, the Company granted 301 Fixed Shares and 127 Floating Shares and recorded $600 as Equity-based compensation expense on Unaudited Condensed Consolidated Statements of Operations during the for the three and nine months ended September 30, 2022 in settlement of post-employment expenses.

13.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company provides revolving lines of credit to several of its portfolio companies. As of September 30, 2022, the maximum obligation under these arrangements was $15,150 (refer to Note 6 for further discussion).

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
At the Amendment Time, each option, restricted share unit, compensation option, and warrant to acquire existing SVS (each a “Security”) that was outstanding immediately prior to the Amendment Time, was exchanged for a replacement Security to acquire Fixed Shares (a “Fixed Share Replacement Security”) and a replacement Security to acquire Floating Shares (a “Floating Share Replacement Security”) to account for the Capital Reorganization.
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

The Amended Plan of Arrangement provides for, among other things, Amendments to the definition of Purchaser Approved Share Threshold (as defined therein) to change the number of shares of Acreage available to be issued by Acreage without an adjustment in the Fixed Exchange Ratio such that Acreage may issue a maximum of 32,700 shares. Furthermore, Acreage generally may not issue any equity securities without Canopy Growth’s prior consent. Additionally, the Amended Plan of Arrangement allows for various Canopy Growth rights that extend beyond the Acquisition Date, including, among others: (i) rights to nominate a majority of Acreage’s Board of Directors following the Acquisition Time; (ii) restrictive covenants in respect of the business conduct in favor of Canopy Growth; (iii) termination of non-competition and exclusivity rights granted to Acreage by Canopy Growth in the event that Acreage does not meet certain specified financial targets; (iv) implementation of further restrictions on Acreage’s ability to operate its business in the event that Acreage does not meet certain specified

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
financial targets; and (v) termination of the Amended Plan of Arrangement in the event that Acreage does not meet certain specified financial targets in the trailing 12 month period. Each of the financial targets referred to above is specified in the Amending Agreement and related to the performance of Acreage relative to a business plan for Acreage for each fiscal year ended December 31, 2020 through December 31, 2029 set forth in the Proposal Agreement (the “Initial Business Plan”).

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

Subsequent to the balance sheet date, the Company entered into a new arrangement agreement with Canopy Growth regarding the acquisition of the Company’s Floating Shares. Refer to Note 17 for further discussion.

Tax Receivable Agreement and Tax Receivable Bonus Plans

The Company is a party to i) a tax receivable agreement dated November 14, 2018 and subsequently amended (the “Tax Receivable Agreement”) between the Company and certain current and former unit holders of HSCP and ii) tax receivable bonus plans dated November 14, 2018 and subsequently amended (the “Tax Receivable Bonus Plans”) between the Company and certain directors, officers and consultants of the Company (together the “Tax Receivable Recipients”). Under the Tax Receivable Agreement and the Tax Receivable Bonus Plans, the Company is required to make cash payments to the Tax Receivable Recipients equal to 85% of the tax benefits, if any, that the Company actually realizes, or in certain circumstances is deemed to realize, as a result of (i) the increases in its share of the tax basis of assets of HSCP resulting from any redemptions or exchanges of Units from the HSCP Members, and (ii) certain other tax benefits related to the Company making payments under the Tax Receivable Agreement and the Tax Receivable Bonus Plan. Although the actual timing and amount of any payments that the Company makes to the Tax Receivable Recipients can not be estimated, it expects those payments will be significant. Any payments made by the Company to the Tax Receivable Recipients may generally reduce the amount of overall cash flow that might have otherwise been available to it. Payments under the Tax Receivable Agreement are not conditioned on any Tax Receivable Recipient’s continued ownership of Units or our shares after the completion of the RTO. Payments under the Tax Receivable Bonus Plan may, at times, be conditioned on the Tax Receivable Recipient’s continued employment by the Company.

In connection with the Amended Arrangement, the Company amended the terms of the Tax Receivable Agreement and the Tax Receivable Bonus Plans. Additionally, subsequent to the balance sheet date, the Company agreed to further amendments to The Tax Receivable Agreement and the Tax Receivable Bonus Plan. Refer to Note 17 for further discussion.

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

Advisor fee

In connection with the Prior Plan of Arrangement, the Company entered into an agreement with its financial advisor providing for a fee payment of $7,000 in either cash, Acreage shares or Canopy Growth shares, at the discretion of the Company, upon the successful acquisition of Acreage by Canopy Growth. Subsequent to September 30, 2022, the Company amended the terms of the agreement with its financial advisors providing for a fee payment of $3,000 in cash, less a $500 initial payment, and $2,000 in shares of the Company, upon the successful acquisition of Acreage by Canopy Growth.

Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of September 30, 2022, for which no liabilities are recorded on the Unaudited Condensed Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of September 30, 2022 and 2021, such amounts were not material.
CanWell Settlement

In November 2020, the Company entered into a final confidential settlement agreement with CanWell, LLC for certain outstanding proceedings. As part of that agreement, the Company accrued for $7,750 in Legal settlements, net on the Statements of Operations for the year ended December 31, 2020. In connection with this settlement agreement, the Company issued a promissory note in the amount of $7,750 to CanWell, which is non-interest bearing and is payable in periodic payments through December 31, 2024. Through September 30, 2022, the Company has paid $3,792 of the promissory note.

Contingencies
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of September 30, 2022, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
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

High Street intends to vigorously defend this action, which the Company firmly believes is without merit. High Street is also entitled to full indemnity from the claims asserted against it by EPMMNY pursuant to the purchase agreement pertaining to its acquisition of NYCANNA and personal guarantee by the largest shareholders of the seller. High Street, along with the other defendants, filed a motion to dismiss on April 1, 2019. The motion was fully briefed and submitted to the Court as of July 18, 2019, and oral argument was heard on September 6, 2019. The motion remains pending before the Court. Following a hearing held the week of April 25-29, 2022, the Court ruled that Plaintiff had the capacity to bring this action on behalf of EPMMNY. The motions to dismiss remain pending on all other grounds.

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

6.10% Secured debenture due September 2030
As disclosed in Note 10, “6.10% Secured debenture due September 2030”, on September 23, 2020, pursuant to the implementation of the Amended Arrangement, a subsidiary of Canopy Growth advanced gross proceeds of $50,000 (less transaction costs of approximately $4,025) to Universal Hemp, an affiliate of the Company, pursuant to the terms of a secured debenture. In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. Acreage then engaged an investment advisor (the “Investment Advisor”) which, under the Investment Advisor’s sole discretion, invested on behalf of Universal Hemp, $34,019 of the proceeds on September 28, 2020. During the three and nine months ended September 30, 2022, the Company incurred interest expense attributable to the 6.10% Secured debenture due September 2030 of $624 and $1,851, respectively.

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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Michigan consulting agreement
Pursuant to the Consulting Services Agreement by and between Kevin Michigan, LLC, a company controlled by Kevin Murphy, and High Street (the “Michigan Consulting Agreement”), High Street provides certain consulting services to Kevin Michigan, LLC, which includes, but is not limited to, services related to application support, provisioning center administration and operation, local and state regulatory filings, human resource matters, and marketing matters. The Michigan Consulting Agreement explicitly states that High Street is not able to direct or control the business of Kevin Michigan, LLC. Additionally, there are certain leases held by and between Kevin Michigan, LLC, as lessee and certain wholly owned subsidiaries of High Street, as lessors. As of September 30, 2022, Kevin Michigan, LLC is not operational, and no consulting fees or rents have been paid to High Street or its wholly owned subsidiaries. Kevin Michigan, LLC is owned and controlled by the Company’s Chairman, Kevin Murphy.
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

Viridescent has committed $30,000 of the $100,000 drawn down under the Credit Facility, with third-party syndicated affiliates committing the additional $70,000. During the three and nine months ended September 30, 2022, the Company incurred interest expense attributable to Viridescent of $824 and $2,215, respectively. The loan is secured by first-lien mortgages on Acreage’s wholly owned real estate and other commercial security interests. A third-party syndicate served as Administrative Agent for the transaction. Subsequent to the balance sheet date, the 9.75% Credit facilities due January 2026 were amended (refer to Note 17 for further discussion).

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

Basic and diluted loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to common shareholders of the Company	$(22,214)	$(12,296)	$(44,837)	$(22,657)
Weighted average shares outstanding - basic	111,200	106,332	108,795	104,524
Effect of dilutive securities	—	—	—	—
Weighted average shares - diluted	111,200	106,332	108,795	104,524
Net loss per share attributable to common shareholders of the Company - basic	$(0.20)	$(0.12)	$(0.41)	$(0.22)
Net loss per share attributable to common shareholders of the Company - diluted	$(0.20)	$(0.12)	$(0.41)	$(0.22)

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
During the three and nine months ended September 30, 2022, 5,817 Fixed warrants, 2,524 Floating warrants, 6,786 Fixed Share RSUs, 534 Floating Share RSUs, 7,337 Fixed Share stock options, 2,303 Floating Share stock options and 22,698 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive. During the three and nine months ended September 30, 2021, 7,131 Fixed warrants, 3,087 Floating warrants, 3,621 Fixed Share RSUs, 1,757 Floating Share RSUs, 1,530 Fixed Share stock options, 2,419 Floating Share stock options and 23,076 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive.
17.    SUBSEQUENT EVENTS
Acreage enters into new strategic arrangement with Canopy Growth
On October 24, 2022, the Company entered into an arrangement agreement (the “Floating Share Agreement”) with Canopy Growth and Canopy USA, LLC (“Canopy USA”), Canopy Growth’s newly-created U.S. domiciled holding company, pursuant to which, subject to approval of the holders of the Class D subordinate voting shares of Acreage (the “Floating Shares”) and the terms and conditions of the Floating Share Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares by way of court-approved plan of arrangement (the “Floating Share Arrangement”) for consideration of 0.4500 of a common share of Canopy Growth (each whole share a “Canopy Share”) in exchange for each Floating Share.
Concurrently with entering into of the Floating Share Agreement, Canopy Growth irrevocably waived its option to acquire the Floating Shares pursuant to the Amended Arrangement.
Subject to the provisions of the Floating Share Agreement, Canopy Growth has agreed to exercise the fixed option pursuant to the Amended Agreement to acquire all outstanding Fixed Shares, representing approximately 70% of the total shares of Acreage as at the date hereof, at a fixed exchange ratio of 0.3048 of a Canopy Share for each Fixed Share.
Completion of the Floating Share Agreement is subject to the satisfaction or waiver of certain closing conditions, including receipt of applicable regulatory and court approvals, the approval of at least (i) 66⅔% of the votes cast by Floating Shareholders, and (ii) a majority of the votes cast by Floating Shareholders excluding the votes cast by “interested parties” and “related parties” under Multilateral Instrument 61-101 - Protection of Minority Security Holders in Special Transactions (“MI 61-101”) of the Canadian Securities Administrators, at a special meeting of Acreage shareholders (the “Special Meeting”) expected to take place in January 2023.
Canopy Growth and Canopy USA have entered into voting support agreements with certain of the Company’s directors and current and former officers holding approximately 7.3% of the issued and outstanding Floating Shares pursuant to which they have agreed, among other things, to vote their Floating Shares in favor of the Floating Share Agreement.
Acreage expects the Floating Share Arrangement to close in the second half of 2023, subject to receipt of shareholder, court, and regulatory approvals, as well as the satisfaction or waiver of all conditions under the Floating Share Agreement and the Amended Arrangement. It is anticipated that the acquisition by Canopy USA of the Fixed Shares pursuant to the Fixed Option will be completed immediately following closing of the Floating Share Agreement. Refer to Note 13 for further discussion on the Prior Plan of Arrangement and the Amended Arrangement
Tax Receivable Account and Tax Receivable Bonus Plan Amendments
Concurrently with execution of the Floating Share Agreement, Canopy Growth agreed to issue (i) Canopy Shares with a value of approximately $30,500 to certain current or former unit holders of HSCP to acquire the right to all future payments under HSCP’s existing Tax Receivable Agreement, as amended (the “TRA”) and (ii) a payment with a value of approximately $19,500 in Canopy Shares to certain directors, officers or consultants of Acreage to satisfy obligations under HSCP’s existing Tax Receivable Bonus Plans, under further amendment to each. Canopy Shares with a value of approximately $15,300 will be issued to certain Holders as soon as practicable as the first installment under the amended TRA with a second payment of approximately $15,300 in Canopy Shares to occur on the earlier of (a) the second business day following the date on which the Floating Shareholders approve the Floating Share Arrangement; or (b) April 24, 2023. In addition, a final payment with a value of approximately $19,500 in Canopy Shares will be issued by Canopy Growth to certain eligible participants under the Tax Receivable Bonus Plans immediately prior to the completion of Floating Share Arrangement. Refer to Note 13 for further discussion on the Tax Receivable Agreement.
Credit Facility Amendment
On October 24, 2022, the Company amended its existing $150,000 credit facility (the “Amended Credit Facility”). Under the terms of the Amended Credit Facility, $25,000 is available for immediate draw by Acreage with a further $25,000 available in future periods under a committed accordion option once certain predetermined milestones are achieved. In conjunction with entering into the Amended Credit Facility, all financial debt covenants, except a minimum cash requirement, were waived until

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
December 31, 2023, and new covenants have been agreed upon in respect of all periods beginning on or after December 31, 2023. Finally, the Amended Credit Facility includes approval for Canopy USA to acquire control of Acreage without requiring repayment of all amounts outstanding under the Amended Credit Facility, provided certain conditions are satisfied. Acreage intends to use the proceeds of the Amended Credit Facility to fund expansion initiatives and provide additional working capital.
The Amended Credit Facility will bear interest at a variable rate of U.S. prime (“Prime”) plus 5.75% per annum, payable monthly in arrears, with a Prime floor of 5.50%, and a maturity date of January 1, 2026. Under the terms of the Amended Credit Facility, the Company has the option to extend the maturity date to January 1, 2027, for a fee equal to 1.0% of the total loan amount. Separately, the Company paid an amendment fee of $1,250 to the syndicate of lenders. Refer to Note 10 for further discussion on the 9.75% Credit facilities due January 2026.
Management has reviewed all other events subsequent to September 30, 2022 through the date of issuing these financial statements and determined that no further subsequent events require adjustment or disclosure.

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

This MD&A should be read in conjunction with the Company’s unaudited condensed consolidated financial statements for the three month period ended September 30, 2022 and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”) and the 2021 Form 10-K. Financial information presented in this MD&A is presented in thousands of U.S. dollars, unless otherwise indicated.
Cautionary Statement Regarding Forward Looking-Statements
This Quarterly Report of the Company contains statements that include forward-looking information and are forward-looking statements within the meaning of applicable Canadian and United States securities legislation (“forward-looking statements”), including the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements, other than statements of historical fact, included herein are forward-looking statements, including, for greater certainty, the on-going implications of the novel coronavirus (“COVID-19”) and statements regarding the proposed transactions with Canopy Growth Corporation (“Canopy Growth,”) and Canopy USA, LLC (“Canopy USA”), as applicable, including the anticipated benefits and likelihood of completion thereof.
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
•the anticipated benefits of the Floating Share Arrangement;
•the ability of Acreage to meets its performance targets and financial thresholds agreed upon with Canopy Growth as part of the Amended Arrangement;
•the likelihood of Canopy Growth completing the acquisition of the Fixed Shares and timing thereof;
•the likelihood of Canopy USA completing the acquisition of the Floating Shares and timing thereof;
•the ability of the parties to the Floating Share Arrangement to receive, in a timely manner and on satisfactory terms, the necessary regulatory, court and shareholder approvals;
•the ability of the parties to satisfy, in a timely manner, the other conditions to the completion of the Floating Share Agreement;
•the ability of the parties to each of the Amending Agreement and the Floating Share Agreement to satisfy, in a timely manner, the conditions to closing of each of the Amended Arrangement and the Floating Share Arrangement, respectively;
•in the event that the Floating Share Arrangement is not adopted, the likelihood of completion of the acquisition of the Floating Shares pursuant to an alternative transaction;
•in the event that the Floating Share Arrangement is not adopted, the likelihood of Canopy Growth completing the acquisition of the Fixed Shares under the Amended Arrangements; risks related to the ability of the Company to finance its business and fund its obligations;
•other expectations and assumptions concerning the transactions contemplated between Canopy Growth and/or Canopy USA and Acreage;
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

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview—This section provides a general description of the Company’s businesses, its strategic objectives, as well as developments that occurred during the three and nine months ended September 30, 2022 and 2021 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2022 and 2021. This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.

•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three and nine months ended September 30, 2022 and 2021, as well as a discussion on the Company’s outstanding debt and commitments that existed as of September 30, 2022. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
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

As of September 30, 2022, Acreage owned and operated a total of twenty-three dispensaries - four in New York, three in New Jersey, three in Connecticut, two in Massachusetts, two in Illinois, five in Ohio, and four in Maine. As of September 30, 2022, Acreage owned and operated a total of nine cultivation and processing facilities, one each in California, Illinois, Maine, New Jersey, New York, Ohio and Pennsylvania, respectively, and two in Massachusetts.
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
Highlights from the three and nine months ended September 30, 2022:
•Subsequent to the end of the quarter, the Company entered into a new strategic arrangement with Canopy Growth that would allow Canopy Growth to acquire 100% of Acreage by i) waiving its existing Floating Share option and entering into a new Floating Share acquisition agreement; and ii) committing to exercise its Fixed Share option, all subject to required approvals and terms of the related agreements.
•Subsequent to the end of the quarter, the Company amended its $150 million credit facility to provide immediate access to $25 million and increased flexibility through updated covenants.
•Subsequent to the end of the quarter, the Company’s social equity joint venture in Connecticut was approved for both a Disproportionately Impacted Area Cultivation License and an Adult-use Cannabis Retailer license.
•The Company achieved total consolidated revenue growth of 28% and 37% as compared with the three and nine months ended September 30, 2021, respectively.
•Adjusted EBITDA for the three and nine months ended September 30, 2022 was $8.8 million and $27.9 million, respectively, compared to adjusted EBITDA of $6.5 million and $16.2 million, respectively, during the same period in

2021. This marks seven consecutive quarters of positive adjusted EBITDA, further validating management's refocused strategic plan. Refer to section “Non-GAAP Information” in this Item 2 for discussion of Adjusted EBITDA as a non-GAAP measure.
•Launched Botanist Vape Cartridges and Disposables in Illinois as well as Superflux Cured Concentrates to build on reputation of national brand. Further, Superflux Won Best Vape Pen and Cartridge category in High Times Cannabis Cup Illinois with their Live Resin Margalope Cartridge.
•On July 5, 2022, the Company completed the sale of its four remaining Oregon dispensaries for total proceeds of $6.2 million with $5.85 million being satisfied by a 36 month promissory note bearing interest at a rate of 12% per annum.
•On May 3, 2022, the Company completed the sale of its cultivation facility in Medford, Oregon for total proceeds of $2.0 million.
•On May 1, 2022, the Company acquired and converted to adult use the final dispensary owned by our partner in Maine.
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
Results of Operations
The following table presents selected financial data derived from the unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2022 and 2021. The selected financial information set out below may not be indicative of the Company’s future performance.
Summary Results of Operations

			Better/(Worse)				Better/(Worse)
in thousands, except per share amounts	Three Months Ended September 30,		2022 vs. 2021		Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Revenues, net	$61,419	$48,152	$13,267	28%	$179,649	$130,762	$48,887	37%
Net operating loss	(16,435)	(6,494)	(9,941)	(153)	(15,847)	(11,444)	(4,403)	(38)
Net loss attributable to Acreage	(22,214)	(12,296)	(9,918)	(81)	(44,837)	(22,657)	(22,180)	(98)
Basic and diluted loss per share attributable to Acreage	$(0.20)	$(0.12)	$(0.08)	(67)%	$(0.41)	$(0.22)	$(0.19)	(86)%
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

			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2022 vs. 2021		Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Retail revenue, net	$48,314	$30,795	$17,519	57%	$136,426	$85,038	$51,388	60%
Wholesale revenue, net	12,810	17,077	(4,267)	(25)	42,342	42,634	(292)	(1)
Other revenue, net	295	280	15	5	881	3,090	(2,209)	(71)
Total revenues, net	$61,419	$48,152	$13,267	28%	$179,649	$130,762	$48,887	37%
Cost of goods sold, retail	(26,097)	(16,279)	(9,818)	(60)	(70,331)	(43,412)	(26,919)	(62)
Cost of goods sold, wholesale	(14,096)	(8,069)	(6,027)	(75)	(27,968)	(19,049)	(8,919)	(47)
Total cost of goods sold	$(40,193)	$(24,348)	$(15,845)	(65)%	$(98,299)	$(62,461)	$(35,838)	(57)%
Gross profit	$21,226	$23,804	$(2,578)	(11)%	$81,350	$68,301	$13,049	19%
Gross margin	35%	49%		(14)%	45%	52%		(7)%
n/m - Not Meaningful
Three months ended September 30, 2022 vs. 2021
Total revenues for the three months ended September 30, 2022 grew by $13,267, or 28%, compared with 2021. On a comparative basis, total revenue increased by $14,208 due to i) the acquisitions of Greenleaf Ohio in October 2021 and ii) the acquisition of certain Maine operations and offset by iii) the disposition of the Company’s operations in Oregon in July 2022. Excluding these acquisitions and divestitures/closures, total revenue decreased by $941, or 2% for the three months ended September 30, 2022, as compared to 2021.

Retail revenue for the three months ended September 30, 2022 grew by $17,519, or 57%, compared with 2021. Excluding the impact of acquisitions and divestitures/closures, retail revenue increased by $4,730 or 16% for the three months ended September 30, 2022 compared to fiscal 2021. This organic growth was primarily driven by increased demand and production across various states, offset by price compression.
Wholesale revenue for the three months ended September 30, 2022 decreased by $4,267, or 25%, compared to fiscal 2021. The decreased wholesale revenue was primarily due to price compression and decreased wholesale demand in select markets, and somewhat offset by the acquisition of Greenleaf Ohio.
Retail cost of goods sold increased $9,818, or 60%, for the three months ended September 30, 2022 compared to 2021, which was generally consistent with the 57% increase in retail revenue. Price compression in select markets was offset by cost efficiencies.
Wholesale cost of goods sold increased $6,027, or 75%, for the three months ended September 30, 2022 compared to 2021, which outpaced the 25% increase in wholesale revenue. Wholesale cost of goods sold increased due to $6,286 of non-cash inventory adjustments made in the three months ended September 30, 2022 as a result of i) excess inventory in select markets

ii) reducing the carrying value of wholesale inventory to reflect the lower of cost and net realizable value and iii) increased costs due to inflation. Excluding these non-cash inventory adjustments, wholesale costs of goods sold decreased $259 or 3%.
Gross profit decreased $2,578, or 11%, for the three months ended September 30, 2022 to $21,226 from $23,804 in 2021. Gross margin decreased from 49% of revenue for the three months ended September 30, 2021 to 35% of revenue in 2022, or (14)%. Efficiencies gained from further economies of scale were unable to offset overall selling price declines, cost increases due to inflation, and the aforementioned wholesale non-cash inventory adjustments. Excluding these non-cash inventory adjustments, margin decreased to 45%.
Nine months ended September 30, 2022 vs. 2021
Total revenues for the nine months ended September 30, 2022 grew by $48,887, or 37%, compared with 2021. On a comparative basis, total revenue increased by $49,066 due to the acquisitions of (i) Greenleaf Ohio in October 2021, (ii) certain Maine operations and (iii) CWG in May 2021 and was offset by decreases of $3,428 due to the decreased performance and ultimate divestiture of the Company’s operations in Oregon in July 2022 and the divestiture of Acreage Florida in April 2021. Additionally, total revenue for the prior comparative nine months ended September 30, 2021 included (i) $2,530 of previously unrecognized management fees in New Hampshire, some of which related to prior periods and (ii) a bulk wholesale sale transaction of $1,500 that did not recur. Excluding these acquisitions and divestitures/closures, the impact of total revenue declines in the Company’s Oregon operations and the non-recurring transactions for the nine months ended September 30, 2021, total revenue increased by $3,249, or 3%, for the nine months ended September 30, 2022, as compared to fiscal 2021.
Retail revenue for the nine months ended September 30, 2022 grew by $51,388, or 60%, compared with 2021. Excluding the impact of acquisitions and divestitures/closures, as well as declines in the Company’s Oregon operations prior to their ultimate sale, retail revenue increased by $9,790, or 12%, for the nine months ended September 30, 2022 compared to the nine months ended 2021. This organic growth was primarily driven by increased demand and production across various states.
Wholesale revenue for the nine months ended September 30, 2022 decreased slightly by $292, or 1%, compared to fiscal 2021. The relatively flat wholesale revenue was primarily due to increased capacity, coupled with maturing operations offset by price compression and decreased wholesale demand in select markets. Additionally, wholesale revenue for the nine months ended September 30, 2022 increased by $4,040 due to acquisitions that have occurred over the prior 24 months which was somewhat offset by a bulk wholesale sale transaction of $1,500 in the second quarter of 2021 that did not recur.
Retail cost of goods sold increased $26,919, or 62%, for the nine months ended September 30, 2022 compared to 2021, which was generally consistent with the 60% increase in retail revenue. Price compression in select markets was offset by cost efficiencies.
Wholesale cost of goods sold increased $8,919, or 47%, for the nine months ended September 30, 2022 compared to 2021, which outpaced the 1% decrease in wholesale revenue. Wholesale cost of goods sold increased due to $6,286 of non-cash inventory adjustments made in the nine months ended September 30, 2022 as a result of i) excess inventory in select markets, ii) reducing the carrying value of wholesale inventory to reflect the lower of cost and net realizable value and iii) increased costs due to inflation. Excluding these non-cash inventory adjustments, wholesale costs of goods sold increased $2,633 or 14%.
Gross profit increased $13,049, or 19%, for the nine months ended September 30, 2022 to $81,350 from $68,301 in 2021, and Gross margin decreased from 52% of revenue for the nine months ended September 30, 2021 to 45% of revenue in 2022, or (7)%, due to the factors discussed above. Efficiencies gained from further economies of scale were unable to offset overall selling price declines, cost increases due to inflation, and the aforementioned wholesale non-cash inventory adjustments. Excluding these non-cash inventory adjustments, margin decreased to 49%.
Revenue by geography
While the Company operates under one operating segment for the production and sale of cannabis products, the below revenue breakout by geography is included as management believes it provides relevant and useful information to investors.

Revenue by region			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2022 vs. 2021		Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
New England	$16,481	$19,893	$(3,412)	(17)%	$49,293	$56,070	$(6,777)	(12)%
Mid-Atlantic	21,235	14,694	6,541	45	56,125	43,474	12,651	29
Midwest	23,096	10,012	13,084	131	70,059	22,333	47,726	214
West	607	3,553	(2,946)	(83)	4,172	8,264	(4,092)	(50)
South	—	—	—	n/m	—	621	(621)	(100)
Total revenues, net	$61,419	$48,152	$13,267	28%	$179,649	$130,762	$48,887	37%

n/m - Not Meaningful
Total operating expenses

Total operating expenses consist primarily of loss on impairments, compensation expense at our corporate offices as well as operating subsidiaries, professional fees, which includes, but is not limited to, legal and accounting services, depreciation and other general and administrative expenses.

Operating expenses			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2022 vs. 2021		Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
General and administrative	$9,727	$8,465	$1,262	15%	$27,036	$23,067	$3,969	17%
Compensation expense	15,271	10,699	4,572	43	42,045	32,236	9,809	30
Equity-based compensation expense	3,156	4,168	(1,012)	(24)	8,970	17,191	(8,221)	(48)
Marketing	735	583	152	26	2,396	992	1,404	142
Impairments, net	506	2,339	(1,833)	(78)	2,973	3,157	(184)	(6)
Loss on notes receivable	7,219	—	7,219	n/m	7,219	1,726	5,493	318
Write down (recovery) of assets held-for-sale	—	—	—	n/m	874	(8,616)	9,490	n/m
Legal settlements (recoveries)	—	—	—	n/m	(335)	322	(657)	n/m
Depreciation and amortization	1,047	4,044	(2,997)	(74)	6,019	9,670	(3,651)	(38)
Total operating expenses	$37,661	$30,298	$7,363	24%	$97,197	$79,745	$17,452	22%

n/m - Not Meaningful
Three months ended September 30, 2022 vs. 2021
Total operating expenses for the three months ended September 30, 2022 were $37,661, an increase of $7,363, or 24%, compared with 2021. The primary drivers of the increase in operating expenses were as follows:
•General and administrative expenses increased $1,262 during the three months ended September 30, 2022 compared with 2021, primarily due to (i) increased costs associated with the Company’s expanded operations from both organic growth and acquisitions, (ii) an increases in professional fees, which was driven by professional and consulting fees incurred, and (iii) an increase in the cost of insurance.
•Compensation expense increased $4,572 during the three months ended September 30, 2022 as compared with 2021, primarily due to increased headcount required to manage the Company’s expanded operations, including the acquisitions of Greenleaf during the period, as well as certain non-recurring retention payments made in the current period.
•Equity-based compensation expense decreased $1,012, or 24%, during the three months ended September 30, 2022 as compared with 2021, primarily due to benefits associated with reorganization efforts undertaken in prior periods, resulting in the acceleration of restricted share vesting for certain employees and previously issued awards becoming fully vested and cancelled in prior periods.
•Impairments, net decreased $1,833 for the nine months ended September 30, 2022 as compared with 2021, which was primarily driven by the non-recurrence of the write-off of $2,339 of capital assets at the Sewell, New Jersey locations resulting from damage by Hurricane Ida.
•Loss on notes receivable for the three months ended September 30, 2022 is due to the determination that the payment for certain notes receivables was doubtful based on the most recent information available to the Company.

•Depreciation and amortization expenses decreased by $2,997 during the three months ended September 30, 2022 compared with 2021, primarily due to an acceleration of the amortization of certain intangible assets as a result of a reduction in the expected useful lives of such assets during the three months ended September 30, 2021.
Nine months ended September 30, 2022 vs. 2021
Total operating expenses for the nine months ended September 30, 2022 were $97,197, an increase of $17,452, or 22%, compared with 2021. The primary drivers of the decrease in operating expenses were as follows:
•General and administrative expenses increased $3,969 during the nine months ended September 30, 2022 compared with 2021, primarily due to increases in (i) professional fees, which was driven by professional and consulting fees incurred, (ii) an increase in the cost of insurance, fees, permits and licenses and (iii) increased costs associated with the Company’s expanded operations from both organic growth and acquisitions.
•Compensation expense increased $9,809 during the nine months ended September 30, 2022 as compared with 2021, primarily due to increased headcount required to manage the Company’s expanded operations, including the acquisitions of certain Maine operations, CWG, and Greenleaf during the period, as well as certain non-recurring retention payments made in the current period.
•Equity-based compensation expense decreased $8,221, or 48%, during the nine months ended September 30, 2022 as compared with 2021, primarily due to benefits associated with reorganization efforts undertaken in prior periods, resulting in the acceleration of restricted share vesting for certain employees and previously issued awards becoming fully vested and cancelled in prior periods. Additionally, no annual grants were issued to employees under the Company’s normal long-term incentive plan until July 2022 for the current year-to-date period.
•The loss on notes receivable for the nine months ended September 30, 2022 and September 30, 2021 is due to the determination that the payment for certain notes receivables were doubtful based on the most recent information available to the Company.
•Write down (recovery) of assets held-for-sale of $874 for the nine months ended September 30, 2022 related to the Company’s Oregon operations, Write down (recovery) of assets held-for-sale of for the nine months ended September 30, 2021 were due to a recovery that was attributable to the Company agreeing on terms to sell Acreage Florida, and determining that the fair value less costs to sell its Acreage Florida disposal group increased $8,616 in excess of its previously written down value.
•Depreciation and amortization expenses decreased by $2,997 during the three months ended September 30, 2022 compared with 2021, primarily due to an acceleration of the amortization of certain intangible assets as a result of a reduction in the expected useful lives of such assets during the nine months ended September 30, 2021.
Total other income (loss)

Other income (loss)			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2022 vs. 2021		Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Income (loss) from investments, net	$17	$489	$(472)	(97)%	$154	$(777)	$931	n/m
Interest income from loans receivable	474	1,067	(593)	(56)	1,256	4,125	(2,869)	(70)%
Interest expense	(5,688)	(3,620)	(2,068)	(57)	(15,989)	(14,072)	(1,917)	(14)
Other income, net	4,743	80	4,663	n/m	5,019	7,825	(2,806)	(36)
Total other loss	$(454)	$(1,984)	$1,530	77%	$(9,560)	$(2,899)	$(6,661)	(230)%

n/m - Not Meaningful
Three months ended September 30, 2022 vs. 2021
Total other loss for the three months ended September 30, 2022 was $(454), a decrease of $1,530 compared with 2021. The primary drivers of the decrease in Total other income (loss) were as follows:
•Income from investments and interest income from loans receivable have declined due to the performance of certain investments held by the Company and a reduced balance of notes receivable due to repayments that have occurred over the past 15 months.
•Interest expense for the three months ended September 30, 2022 of $5,688 increased by $2,068 as a result of the Company having a larger debt balance as compared to 2021.

•Other income, net for the three months ended September 30, 2022 of $4,743 increased by $4,663 as compared with 2021. Other income, net for the three months ended September 30, 2022 was primarily related to a gain on the sale of the Company’s Oregon operations of $3,189.

Nine months ended September 30, 2022 vs. 2021
Total other loss for the nine months ended September 30, 2022 was $9,560, an increase of $6,661 compared with 2021. The primary drivers of the decrease in Total other income (loss) were as follows:
•Income (loss) from investments, net of $154 for the nine months ended September 30, 2022 has increased $931 as compared with 2021 due to improved performance of certain investments held by the Company.
•Interest income from loans receivable of $1,256 for the nine months ended September 30, 2022 has declined $2,869 as compared with 2021 due to a reduction in loans receivable outstanding during the comparative period.
•Interest expense for the nine months ended September 30, 2022 of $15,989 increased by $1,917 as a result of the Company having a larger debt balance as compared to 2021, somewhat offset by a lower over blended interest rate that is payable on the Company’s debt.
•Other income, net for the nine months ended September 30, 2022 of $5,019 decreased by $2,806 as compared with 2021. Other income, net for the nine months ended September 30, 2022 was primarily related to a gain on the sale of the Company’s Oregon operations of $3,189. Other income, net for the nine months ended September 30, 2021 was primarily related to a gain on the sale of Acreage Florida of $11,682 and was partially offset by the loss on the subsequent sale of notes receivable received as consideration from the buyer of Acreage Florida of approximately $2,000 and by losses related to the disposal of capital assets related to Form Factory.

Net loss

Net loss			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2022 vs. 2021		Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Net loss	$(24,998)	$(14,057)	$(10,941)	(78)%	$(49,512)	$(26,004)	$(23,508)	(90)%
Less: net loss attributable to non-controlling interests	(2,784)	(1,761)	(1,023)	(58)	(4,675)	(3,347)	(1,328)	(40)
Net loss attributable to Acreage Holdings, Inc.	$(22,214)	$(12,296)	$(9,918)	(81)%	$(44,837)	$(22,657)	$(22,180)	(98)%

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
The Company defines Adjusted EBITDA as net income before interest, income taxes and, depreciation and amortization and excluding the following: (i) income from investments, net (the majority of the Company's investment income relates to remeasurement to net asset value of previously-held interests in connection with our roll-up of affiliates, and the Company expects income from investments to be a non-recurring item as its legacy investment holdings diminish), (ii) equity-based compensation expense, (iii) non-cash impairment losses, (iv) transaction costs, (v) non-cash inventory adjustments and (vi) other non-recurring expenses (other expenses and income not expected to recur).

Adjusted EBITDA			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2022 vs. 2021		Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	$	%	2022	2021	$	%
Net loss (U.S. GAAP)	$(24,998)	$(14,057)			$(49,512)	$(26,004)
Income tax expense	8,109	5,579			24,105	11,661
Interest expense, net	5,214	2,553			14,733	9,947
Depreciation and amortization(1)	2,583	4,590			9,930	11,384
EBITDA (non-GAAP)	$(9,092)	$(1,335)	$(7,757)	n/m	$(744)	$6,988	$(7,732)	(111)%
Adjusting items:
Loss (income) from investments, net	(17)	(489)			(154)	777
Impairments, net	506	—			2,596	818
Non-cash inventory adjustments	6,286	—			6,286	—
Loss on extraordinary events(2)	—	2,339			376	2,339
Loss on notes receivable	7,219	—			7,219	1,726
Write down (recovery) of assets held-for-sale	—	—			874	(8,616)
Legal settlements, net	—	—			(335)	322
Gain on business divestiture	(3,200)	(109)			(3,496)	(11,791)
Equity-based compensation expense	3,156	4,168			8,970	17,191
Other non-recurring expenses(3)	3,989	1,924			6,267	6,425
Adjusted EBITDA (non-GAAP)	$8,847	$6,498	$2,349	36%	$27,859	$16,179	$11,680	72%

n/m - Not Meaningful
(1) Depreciation and amortization as of September 30, 2021 contains depreciation and amortization included in cost of goods sold.
(2) Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence.
(3) Other non-recurring expenses relates to certain compensation, general and administrative, and other miscellaneous expenses. The Company excludes these items as they are not expected to recur.

The increases in adjusted EBITDA are driven by the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and uses of cash
The Company’s primary uses of capital include operating expenses, capital expenditures and the servicing of outstanding debt. The Company’s primary sources of capital include funds generated by cannabis sales as well as financing activities. Through September 30, 2022, the Company had primarily used private financing as a source of liquidity for short-term working capital needs and general corporate purposes.
As of September 30, 2022, the Company had cash of $26,476 (not including $95 of restricted cash). The Company’s ability to fund its operations, capital expenditures, acquisitions, and other obligations depends on its future operating performance and ability to obtain financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond the Company’s control.
The Company’s future contractual obligations include the following:
Leases
As of September 30, 2022, the Company had future operating lease obligations and future finance lease obligations of $38,866 and $21,365, respectively, with $1,147 and $5,858 payable within the remaining three months, respectively. The Company leases land, buildings, equipment and other capital assets which it plans to use for corporate purposes in addition to the production and sale of cannabis products. Leases with an initial term of 12 months or less are not recorded on the Unaudited Condensed Consolidated Statements of Financial Position and are expensed in the Unaudited Condensed Consolidated Statements of Operations on the straight-line basis over the lease term. The Company does not have any material variable lease payments, and accounts for non-lease components separately from leases. Refer to Note 8 of the Unaudited Condensed Consolidated Financial Statements for further discussion.

Debt
As of September 30, 2022, the Company had outstanding debt with varying maturities for an aggregate principal amount of $202,092, with $6,426 payable within the remaining three months. The Company has related future interest payments of $65,469, with $4,134 payable within the remaining three months. Refer to Note 10 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
The Company expects that its total readily available funds of $26,476 as of September 30, 2022 and its further ability to obtain private and/or public financing, will be adequate to support the future obligations discussed above as well as the capital needs of the existing operations and expansion plans over the next twelve months. Additionally, subsequent to the end of the quarter, the Company amended its $150 million credit facility to provide immediate access to $25 million of the committed accordion with further access to the remaining $25 million of the committed accordion available on January 1, 2023 provided certain predetermined milestones are achieved. Refer to Note 2 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
Cash flows
Cash and cash equivalents, restricted cash, and cash held for sale were $26,571 as of September 30, 2022, which represents a net decrease of $17,930 for the nine months ended September 30, 2022. The following table details the change in cash, cash equivalents, restricted cash and cash related to assets held for sale for the nine months ended September 30, 2022 and 2021.

Cash flows			Better/(Worse)
in thousands	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	$	%
Net cash used in operating activities	$(30,473)	$(18,312)	$(12,161)	(66)%
Net cash provided by (used in) investing activities	(5,328)	34,152	(39,480)	n/m
Net cash provided by (used in) financing activities	17,871	(40,995)	58,866	n/m
Net decrease in cash, cash equivalents, restricted cash, and cash held for sale	$(17,930)	$(25,155)	$7,225	29%

n/m - Not Meaningful
Net cash used in operating activities
During the nine months ended September 30, 2022, the Company used $30,473 of net cash in operating activities, which represented an increase of $12,161, or 66%, when compared with 2021. Although the reported net loss increased by $23,508 during the nine months ended September 30, 2022 when compared to the same period of 2021, the net loss excluding non-cash items such as impairments, equity based compensation, write-offs and recoveries, gains and losses on disposals and depreciation and amortization increased by $10,044 when compared to the same period of 2021. Additionally, cash used in operating activities for the nine months ended September 30, 2021 benefited from a difference in the timing of tax payments.
Net cash provided by (used in) investing activities
During the nine months ended September 30, 2022, the Company used $5,328 of net cash through investing activities compared to $34,152 of net cash provided by investing activities for the nine months ended September 30, 2021, which represented a change of $39,480. Net cash used in investing activities for the nine months ended September 30, 2022 included (i) $12,582 on the purchase of capital assets and intangibles and (ii) $3,400 paid for short-term investments, which was partially offset by (iii) the collection of notes receivable of $7,106. Net cash provided by investing activities for the nine months ended September 30, 2021 included (i) proceeds from the sale of promissory notes for $26,000, (ii) proceeds from business divestitures if $24,407, and (iii) the collection of notes receivable of $13,225, which was partially offset by (iv) $27,535 on the purchase of capital assets and intangibles.

Net cash provided by (used in) financing activities
During the nine months ended September 30, 2022, the Company had $17,871 of net cash provided by financing activities compared to $40,995 of net cash used in financing activities for the nine months ended September 30, 2021, which represented a change of $58,866. Net cash provided by financing activities for the nine months ended September 30, 2022 included (i) $24,489 of net proceeds from financing and was partially offset by (ii) $5,534 of capital distributions to non-controlling interest repayments of debt, and (iii) $1,084 of repayments of debt. Net cash used in financing activities for the nine months ended September 30, 2021 included (i) 46,321 of repayments of debt and was partially offset by (ii) $6,301 of net proceeds from financing.
Capital Resources
Capital structure and debt
Our debt outstanding as of September 30, 2022 and December 31, 2021 is as follows:

Debt balances	September 30, 2022	December 31, 2021
Financing liability (failed sale-leaseback)	$15,253	$15,253
Finance lease liabilities	10,925	5,245
7.50% Loan due April 2026	31,156	30,763
6.10% Secured debenture due September 2030	46,388	46,050
Note due December 2024	3,958	4,750
9.75% Credit facilities due January 2026	94,412	68,673
Total debt	$202,092	$170,734
Less: current portion of debt	7,218	1,583
Total long-term debt	$194,874	$169,151
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
Subsequent to September 30, 2022,the Company entered into a new strategic arrangement with Canopy Growth that, would allow Canopy Growth to acquire 100% of Acreage by i) waiving its existing Floating Share option and entering into a new Floating Share acquisition agreement; and ii) committing to exercise its Fixed Share option, all subject to required approvals and terms of the related agreements.
Refer to Notes 13 and 17 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
Advisor fee
In connection with the Prior Plan of Arrangement, the Company entered into an agreement with its financial advisor providing for a fee payment of $7,000 in either cash, Acreage shares or Canopy Growth shares, at the discretion of the Company, upon the successful acquisition of Acreage by Canopy Growth. Subsequent to September 30, 2022, the Company amended the terms of the agreement with its financial advisors providing for a fee payment of $3,000 in cash, less a $500 initial payment, and $2,000 in shares of the Company, upon the successful acquisition of Acreage by Canopy Growth.

Tax Receivable Agreement

The Company is a party to i) a tax receivable agreement dated November 14, 2018 and subsequently amended (the “Tax Receivable Agreement”) between the Company and certain current and former unit holders of HSCP and ii) tax receivable bonus plans dated November 14, 2018 and subsequently amended (the “Tax Receivable Bonus Plans”) between the Company and certain directors, officers and consultants of the Company (together the “Tax Receivable Recipients”). Under the Tax Receivable Agreement and the Tax Receivable Bonus Plans, the Company is required to make cash payments to the Tax Receivable Recipients equal to 85% of the tax benefits, if any, that the Company actually realizes, or in certain circumstances is deemed to realize, as a result of (i) the increases in its share of the tax basis of assets of HSCP resulting from any redemptions or exchanges of Units from the HSCP Members, and (ii) certain other tax benefits related to the Company making payments under the Tax Receivable Agreement and the Tax Receivable Bonus Plan.

Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of September 30, 2022, for which no liabilities are recorded on the Unaudited Condensed Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of September 30, 2022, such amounts were not material.
Contingencies
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of September 30, 2022, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
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

As of September 30, 2022 there have been no material changes to our critical accounting policies and estimates from those previously disclosed in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk (presented in thousands, except share amounts).
The Company has exposure to certain risks, including market, credit, liquidity, asset forfeiture, banking and interest rate risk, and assesses the impact and likelihood of those risks. However, there have been no material changes in our market risk during the three and nine months ended September 30, 2022. For additional information, refer to our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ending September 30, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management, including the Chief Executive Officer and Chief Financial Officer, has limited the evaluation of the Company’s internal controls over financial reporting to exclude controls, policies and procedures and internal controls over financial reporting of the recently acquired operations of:

•Greenleaf Apothecaries, Greenleaf Gardens, and Greenleaf Therapeutics, collectively “Greenleaf” (acquired October 1, 2021).

The operations of Greenleaf represents approximately 11% of the Company’s total assets as of September 30, 2022 and 25% of the Company’s gross revenue for the three and nine months ended September 30, 2022.

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

The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s principal executive officer and principal financial officer concluding that as of September 30, 2022, a material weakness existed in the Company’s internal controls over financial reporting. Specifically, as a result of turnover and the availability of resources with the appropriate level of technical capabilities (including the impacts on staffing and recruiting and the general global labor shortage brought about by the global COVID-19 pandemic), the Company did not have effective staffing levels and adequate segregation of duties within several finance and accounting processes. Further, and as a result of this material weakness, the Company’s financial disclosures for the quarterly period ending June 30, 2021 incorrectly disclosed certain debt that was due 11 months after the balance sheet date as long-term rather than as current liabilities. Additionally, and as a result of this material weakness, the Company’s financial disclosures for the quarterly and annual periods ended June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, and September 30, 2021 incorrectly reported the weighted average shares outstanding which resulted in an incorrect determination of earnings per share and diluted earnings per share.

The Company has begun to address the material weakness described above through the following actions, which are expected to be completed by the second half of 2023:

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

The Company is working diligently to remediate this material weakness by hiring qualified and capable personnel. Further, we will continue to evaluate and assess the staffing needs of the Company as the landscape and needs of the Company continue to evolve. While we are working diligently to remediate this material weakness, there is no assurance that this material weakness will be fully remediated by the second half of 2023 given continuing lasting impacts of COVID-19 on staffing and labor for companies within our industry and otherwise.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
10.1	Arrangement Agreement, dated October 24, 2022, by and among Acreage Holdings, Inc., Canopy Growth Corporation and Canopy USA, LLC.	8-K	000-56021	10.1	10/31/2022
10.2	Form of Voting Support Agreement dated October 24, 2022.	8-K	000-56021	10.2	10/31/2022
10.3+	First Amendment to Credit Agreement and Incremental Increase Activation Notice, dated October 24, 2022 by and among High Street Capital Partners, LLC, Acreage Holdings, Inc., each lender identified on the signature pages thereto, AFC Agent LLC, as co-agent for the lenders and VRT Agent LLC, as co-agent for the lenders.	8-K	000-56021	10.3	10/31/2022
10.4+	Third Amendment to Tax Receivable Agreement, dated October 24, 2022, by and among Acreage Holdings America, Inc., High Street Capital Partners, LLC, the members signatory thereto, Canopy Growth Corporation and Canopy USA LLC.	8-K	000-56021	10.4	10/31/2022
10.5	Fourth Amendment to Third Amended and Restated Limited Liability Agreement of High Street Capital Partners, LLC, dated October 24, 2022.	8-K	000-56021	10.5	10/31/2022
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Extensible Business Reporting Language):): (i) Consolidated Statements of Financial Position as of September 30, 2022 (unaudited) and December 31, 2021 (audited), (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and September 30, 2021, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and September 30, 2021, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2022 and September 30, 2021 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
						X

* Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.
+ Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 9, 2022

Acreage Holdings, Inc.

By:	/s/ Steve Goertz
Steve Goertz
Chief Financial Officer