Form 10-K
period 2022-12-31
Acreage Holdings, Inc.
filed 2023-05-01
CIK 1762359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes ☐   No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of $0.76 and $0.98 for the Registrant’s Company’s Class E subordinate voting shares (“Fixed Shares”) and Class D subordinate voting shares (“Floating Shares”), respectively, as reported by the Canadian Securities Exchange, was approximately $83.5 million in aggregate. Fixed and Floating Shares beneficially owned by each executive officer, director, and holder of more than 10% of our Fixed and Floating Shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The Company has three classes of issued and outstanding shares: the Class E subordinate voting shares (the “Fixed Shares”), the Class D subordinate voting shares (the “Floating Shares”) and the Class F multiple voting shares (the “Fixed Multiple Shares”). The Fixed Shares and Floating Shares each entitle the holders to notice of and to attend at any meeting of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company have the right to vote. Each Fixed Share is entitled to one vote per Fixed Share, each Floating Share is entitled to one vote per Floating Share and each Fixed Multiple Share is entitled to 4,300 votes per Fixed Multiple Share on all matters upon which the holders of shares are entitled to vote. As of April 24, 2023, there were 79,255,991 Fixed shares, 34,192,028 Floating Shares, and 117,600 Fixed Multiple Shares, in each case, issued and outstanding.

TABLE OF CONTENTS
Acreage Holdings, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2022

Cautionary Statement Regarding Forward Looking-Statements

This Annual Report of the Company contains statements that include forward-looking information and are forward-looking statements within the meaning of applicable Canadian and United States securities legislation (“forward-looking statements”), including the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements, other than statements of historical fact, included herein are forward-looking statements, including, for greater certainty, the statements regarding the proposed transaction with Canopy Growth Corporation (“Canopy Growth” or “Canopy”), including the anticipated benefits and likelihood of completion thereof.

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
•the expected growth in the number of people using our medical and/or adult-use products;
•expectations of market size and growth in the United States;
•laws and regulations and any amendments thereto applicable to our business and the impact thereof;
•expectations regarding the potential success of, and the costs and benefits associated with, our acquisitions, joint ventures, strategic alliances, equity investments and dispositions;
•the completion of the Floating Share Arrangement with Canopy Growth;
•the ability of Canopy Growth, Canopy USA, LLC (Canopy USA”) and Acreage to satisfy, in a timely manner, the closing conditions to the Floating Share Arrangement;
•the exercise by Canopy Growth of its option pursuant to the Existing Arrangement Agreement to acquire all of the issued and outstanding Fixed Shares (the “Canopy Call Option”);
•the ability of Canopy Growth, Canopy USA and Acreage to satisfy, in a timely manner, the Acquisition Closing Conditions;
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
•the expansion of our production and manufacturing, the costs and timing associated therewith and the receipt of applicable
•production and sales licenses;
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

Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause the actual results, level of activity, performance or achievements of Acreage to be materially different from those expressed or implied by such forward-looking statements. Such risks and other factors may include, but are not limited to:

•the anticipated benefits of the Floating Share Arrangement with Canopy Growth, as defined below;
•risks relating to the value and liquidity of the Floating Shares and the common shares of Canopy Growth;
•Canopy Growth maintaining compliance with the Nasdaq Global Stock Market (the “Nasdaq”) and Toronto Stock Exchange listing requirements;
•the rights of the holders of the Floating Shares (the “Floating Shareholders”) may differ materially from those of shareholders in Canopy Growth;
•Canopy Growth may not receive shareholder approval for the Canopy Capital Reorganization;
•CBG and Greenstar may not elect to covert the Canopy Shares which they presently hold into Canopy Exchangeable Shares, and if they do not, Canopy will not exercise the Canopy Call Option to acquire all of the issued and outstanding Fixed Shares;
•If Canopy does exercise the Canopy Call Option, the Acquisition Closing Conditions may not be satisfied, and if they are not, Canopy will not complete the Acquisition of the Fixed Shares;
•the successful completion of Canopy USA’s acquisition and integration of Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, “Wana”) and Lemurian, Inc. (“Jetty”);
•expectations regarding future investment, growth and expansion of Acreage’s operations;
•if Canopy USA acquires Wana, Jetty, or the Fixed Shares pursuant to the Existing Arrangement Agreement (as defined below) without structural amendments to Canopy Growth’s interest in Canopy USA, the listing of the common shares in the capital of Canopy (the “Canopy Shares”) on the Nasdaq may be jeopardized;
•the risk of a change of control of either Canopy or Canopy USA;

•restrictions on Acreage’s ability to pursue certain business opportunities and other restrictions on Acreage’s business;
•the impact of material non-recurring expenses in connection with the Floating Share Arrangement on Acreage’s future results of operations, cash flows and financial condition;
•Acreage’s compliance with Acreage’s business plan for the fiscal years ending December 31, 2020 through December 31, 2029 pursuant to the Existing Arrangement Agreement;
•in the event that the Floating Share Arrangement is completed, the likelihood of Canopy completing the Acquisition in accordance with the Existing Arrangement Agreement;
•the available funds of Acreage and the anticipated use of such funds;
•the ability of Canopy, Canopy USA and Acreage to leverage each other’s respective capabilities and resources;
•risks related to the ability of the Company to finance its business and fund its obligations;
•other expectations and assumptions concerning the transactions contemplated between Canopy, Canopy USA and Acreage;
•the available funds of Acreage and the anticipated use of such funds;
•the availability of financing opportunities for Acreage and Canopy USA and the risks associated with the completion thereof;
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

We are a British Columbia company that began trading on the Canadian Securities Exchange (the “CSE”) on November 15, 2018 following the completion of the reverse takeover transaction (the “RTO”) between us and High Street Capital Partners, LLC (“High Street”), which is an indirect subsidiary of ours, on November 14, 2018. We were originally incorporated under the Business Corporations Act (Ontario) on July 12, 1989 as “Applied Inventions Management Inc.”. On August 29, 2014, we changed our name to Applied Inventions Management Corp. We redomiciled from Ontario into British Columbia and changed our name to “Acreage Holdings, Inc.” on November 9, 2018.

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

Strategy

As of the date of this Annual Report on Form 10-K, Acreage owns and operates cannabis businesses in nine states. Through its subsidiaries, Acreage is engaged in the manufacture, processing, sale or distribution of cannabis in the adult-use or medical cannabis marketplace in California, Connecticut, Illinois, Maine, Massachusetts, New Jersey, New York, Ohio and Pennsylvania.

During 2020, as part of an overall strategic plan to focus on key, profitable operations we decided to continue to develop operations in the following eight core states of Connecticut, Maine, Massachusetts, New York, New Jersey,

Pennsylvania, Illinois and Ohio. We expect this shift in focus to lead to margin improvements and accelerate our pathway to achieve positive returns.

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

For 2023 and onwards, the Company has modified its strategic objectives in response to Company and industry developments, to focus on three key imperatives:
•Focus on cash;
•Accelerate growth in core markets with core brands; and
•Prepare for Canopy USA.

Focus on Cash: A combination of economic conditions, lack of regulatory change and industry competition impacting pricing has negatively impacted the Company’s ability to generate cash flow to support operational requirements and capital activities. While these factors continue, the Company will focus on maximizing the cash flow generated by operating activities and limit capital expenditures to only those projects that can be funded from existing resources and are expected to generate near-term returns.
Accelerating Growth in Core Markets with Core Brands: Through prior acquisitions and capital expenditures, management believes Acreage is well positioned for future success in several key markets as regulations regarding the use of cannabis continue to evolve. The Company will continue to focus its growth on its core markets where it can take advantage of and expand on the presence already established. Additionally, the Company has developed a portfolio of core brands that resonate with its customers. The Company will focus on ensuring that these core brands feature prominently in the markets where they are available.
Prepare for Canopy USA: During the fourth quarter of 2022, the Company entered into a new strategic arrangement with Canopy Growth that, would allow Canopy Growth to acquire 100% of Acreage by (i) waiving its existing Floating Share option and entering into a new Floating Share acquisition agreement; and (ii) committing to exercise its Fixed Share option, all subject to required approvals and terms of the related agreements. (see Part I, Item 1. Business - “Canopy Growth Corporation Arrangement”). Throughout 2023, the Company will take all steps necessary to prepare for the eventual closing of these transactions.
Recent Achievements

The implementation of the corporate strategy has resulted in many key accomplishments over the past 24 months:

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
•The Company completed the acquisition and conversion to adult use of 4 dispensaries in Maine.
•Completed the expansion of the Pennsylvania cultivation facility that began in 2020.
•Completed the expansion of the Illinois cultivation facility that began in 2020.
•Completed the expansion of the Egg Harbor, NJ cultivation facility that began in 2021.
•Completed the construction of our commercial kitchen for the production of edibles in Massachusetts.
•Launched a new premium brand, Superflux, in select markets.
•In April 2022, the Company participated in the launch of adult use sales in New Jersey.
Driving Profitability
•The Company achieved total consolidated revenue growth of 26% as compared with the year ended December 31, 2021. This builds upon the consolidated revenue growth of 65% achieved in the preceding fiscal year.
•Adjusted EBITDA for the year ended December 31, 2022 was $34.8 million compared to adjusted EBITDA of $24.6 million during the same period in 2021. This marks the eight consecutive quarter of positive adjusted EBITDA and the second consecutive fiscal year of positive adjusted EBITDA since the RTO transaction, further validating management's refocused strategic plan. Refer to section “Non-GAAP Information” in Item 7. Management’s Discussion & Analysis for discussion of Adjusted EBITDA as a non-GAAP measure.
Strengthen Our Balance Sheet
•The Company completed the refinancing of its balance sheet by securing and subsequently restructuring a $150,000 senior secured credit facility. Proceeds were used to extinguish existing indebtedness and provide capital to support future growth.
•The Company completed the sale of its Florida operations.
•The Company completed the sale of its Maryland operations.
•The Company completed the sale of its Oregon operations.
•The Company completed the wind-down and divestiture of its non-operating business units in California.
Additionally, in October 2022, the Company announced a revised strategic arrangement with Canopy that would ultimately result in, subject to the satisfactory completion of certain conditions, the Company being acquired by a newly formed entity, Canopy USA (see Part I, Item 1. Business - “Canopy Growth Corporation Arrangement”)
Operational Footprint as of December 31, 2022

We have cultivating, processing & manufacturing, wholesaling, and retailing and/or distributing operations in nine states.

We own and operate 9 cultivation/manufacturing or processing facilities in eight states. Manufacturing and processing facilities are generally co-located with cultivation facilities. As of December 31, 2022, Acreage has 86,977 square feet of canopy for cannabis cultivation. Further, we own 23 operational dispensaries in seven states.

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

In most states, Acreage’s processing facilities are co-located with its cultivation facilities. Depending on the state, these manufacturing and processing facilities primarily produce our developed “House of Brands” products under brand names such as The Botanist, Prime and Superflux. We use or plan to use a variety of extraction methods ranging from CO2 to butane to ethanol depending on the product requirements.

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

Retail

Acreage operates licensed retail adult-use and medicinal cannabis dispensaries in seven states.

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

Operations Summary Chart By Entity

State	Entity	Adult-Use / Medicinal	Dispensary Licenses	Cultivation / Processing / Distribution Licenses	Operational Dispensaries	Operational Cultivation / Processing Facilities
California	CWG Botanicals, Inc.[1]	Adult-Use / Medicinal	—	3	—	1
Connecticut	D&B Wellness, LLC	Medicinal	1	—	1	—
	Prime Wellness of Connecticut, LLC	Medicinal	1	—	1	—
	Thames Valley Apothecary, LLC	Medicinal	1	—	1	—
	Acreage Connecticut Cultivation JV LLC [2]	Adult-Use	—	1	—	—
	Acreage Connecticut Retail JV LLC [3]	Adult-Use	1	—	—	—
Illinois [4]	In Grown Farms LLC 2	Adult-Use / Medicinal	—	1	—	1
	NCC LLC	Adult-Use / Medicinal	2	—	2	—
Maine	NPG, LLC [5]	Adult-Use	4	1	4	1
Massachusetts [6]	The Botanist, Inc.	Adult-Use / Medicinal	2	2	2	2
New Jersey	Acreage CCF New Jersey, LLC	Adult-Use / Medicinal	3	1	3	1
New York	NYCANNA, LLC (d/b/a The Botanist)	Medicinal	4	1	4	1
Ohio	Greenleaf Apothecaries, LLC	Medicinal	5	—	5	—
	Greenleaf Therapeutics, LLC [7]	Medicinal	—	1	—	1
	Greenleaf Gardens, LLC [7]	Medicinal	—	1	—	— [7]
Pennsylvania	Prime Wellness of Pennsylvania, LLC	Medicinal	—	1	—	1
9		Total	24	13	23	9

1.CWG Botanicals, Inc. (“CWG”) has separate grow/process licenses. Further, CWG’s operations are considered to be non-core and are not material.
2.We have 35% interest in Acreage Connecticut Cultivation JV, LLC, which has been awarded an Adult-Use cultivation license shared with a social equity partner.
3.We have a 49% interest in Acreage Connecticut Retail JV, LLC, which has been awarded an Adult-Use retail license shared with a social equity partner.
4.In Grown Farms LLC 2 owns an Adult-Use/Medicinal cultivation and processing license and owns an Industrial HEMP processing license.
5.In January 2023, NPG, LLC merged with Northeast Patients Group, a medicinal operator with whom the Company has a management services agreement. The Company allowed the medicinal license to lapse and NPG, LLC has subsequently submitted a name change application for a change to Acreage Maine, LLC.
6.Of the two cultivation/processing/distribution licenses held in Massachusetts, one is a marijuana product manufacturer license used for the production of edibles and the other is a cultivation and product manufacturing license.
7.Greenleaf Therapeutics, LLC and Greenleaf Gardens, LLC operate out of the same facility in Middlefield, Ohio.

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

Acreage employs a focused ‘House of Brands’ approach to target specific consumer needs. Our brand development strategy includes in-house organic development where we see opportunities to add value. Acreage sells its developed, acquired, and licensed branded products in nine states.

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

Superflux

Superflux embraces cannabis as a catalyst for creativity, culture, and connection. Its innovative line of raw cannabis concentrates products, extracted from fresh plants at the height of their maturity, and curated strain selections deliver the most flavorful, aromatic cannabis experience available - welcoming an entirely new level of access to this connoisseur category.

Prime Wellness

Prime Wellness is a product brand, committed to advancing health and wellness, enabling access to improve the quality of life for patients and caregivers through science and cannabis, and empowering communities with information to better understand the benefits of compassionate and effective use.

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

Due to the U.S. federal prohibition on cannabis, Acreage must source cannabis within each individual state in which it operates. While there are opportunities for centralized sourcing of some packaging materials, given each state’s unique regulatory requirements, multi-state operators do not currently have access to nationwide production solutions and cannot ship any produces containing cannabis across state lines.

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

We intend to comply in all material respects with all applicable governmental laws and regulations in the states in which we operate (including the applicable licensing requirements), with the exception of the U.S. federal prohibition of cannabis. We believe that the cost of administration and compliance with, and liability under, such laws and regulations does not have, and is not expected to have, a material adverse impact on our financial condition, results of operations or cash flows.

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

Human Capital

As of February 28, 2023, we had approximately 1,016 employees, 919 of whom were in field operations and 97 of whom were in corporate administration and management. We offer our employees opportunities to grow and develop their careers and provide them with a wide array of company paid benefits and compensation packages which we believe are competitive relative to our peers in the industry.

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

Canopy Growth Corporation Arrangement
Historical Arrangement Agreements

On June 19, 2019, the shareholders of the Company and of Canopy Growth Corporation (“Canopy Growth”) separately approved an arrangement between the two companies, and on June 21, 2019, the Supreme Court of British Columbia granted a final order approving such arrangement. Effective June 27, 2019, the Articles of the Company were amended to provide Canopy Growth with the option (the Canopy Call Option”) to acquire all of the issued and outstanding shares of the Company (each, an “Acreage Share”), with a requirement to do so upon a change in federal laws in the United States to permit the general cultivation, distribution and possession of marijuana (as defined in the relevant legislation) or to remove the regulation of such activities from the federal laws of the United States, subject to the satisfaction of the conditions (the “Acquisition Closing Conditions”) set out in the arrangement agreement entered into between Acreage and Canopy Growth on April 18, 2019, as amended on May 15, 2019 (the “Original Arrangement Agreement”).

On June 24, 2020, we entered into a proposal agreement (the “Proposal Agreement”) with Canopy Growth which set out the terms and conditions upon which us and Canopy Growth were proposing to enter into an agreement (the “Amending Agreement”), amending the Original Arrangement Agreement as same was amended on September 23, 2020 (the “Amending Agreement”), and the amendment and restatement of the plan of arrangement implemented by us on June 24, 2019 pursuant to the Original Arrangement Agreement (the “Amended Plan of Arrangement”) to implement the arrangement contemplated in the Existing Arrangement Agreement (the “Existing Arrangement”). The effectiveness of the Amending Agreement and the implementation of the Amended Plan of Arrangement was subject to the conditions set out in the Proposal Agreement, which included, among others, approval by: (i) the Supreme Court of British Columbia (the “Court”) at a hearing upon the procedural and substantive fairness of the terms and conditions of the Existing Arrangement; and (ii) our shareholders, as required by applicable corporate and securities laws. The Existing Arrangement was approved by our shareholders at our special meeting held on September 16, 2020 and a final order approving the Existing Arrangement was obtained from the Court on September 18, 2020.

Following the satisfaction of various conditions set forth in the Proposal Agreement, on September 23, 2020, we entered into the Existing Agreement with Canopy Growth and implemented the Amended Plan of Arrangement effective at 12:01 a.m. (Vancouver time) (the “Amendment Time”) on September 23, 2020 (the “Amendment Date”).

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

As a condition to implementation of the Existing Arrangement, an affiliate of Canopy Growth advanced the first tranche of $50 million of a loan of up to $100 million (the “Hempco Loan”) to Universal Hemp, LLC, an affiliate of the Company that operates solely in the hemp industry in full compliance with all applicable laws (“Universal Hemp”) pursuant to a secured debenture (the “Debenture”) bearing interest at a rate of 6.1% per annum and maturing 10 years from the date thereof. All interest payments made pursuant to the Debenture are payable in cash by Universal Hemp. The Debenture is not convertible and is not guaranteed by Acreage. A further $50 million advance will be made available upon satisfaction of specified conditions precedent. In accordance with the terms of the Debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. Refer to Note 5 and Note 10 of the consolidated financial statements for further discussion.

Pursuant to the Amended Plan of Arrangement, Canopy Growth (i) was granted the option to acquire all of the issued and outstanding Fixed Shares (following the mandatory conversion of the Fixed Multiple Shares into Fixed Shares) on the basis of 0.3048 (the “Fixed Exchange Ratio”) of a common share of Canopy Growth (each, a “Canopy Share”) for each Fixed Share held at the time of the acquisition of the Fixed Shares (the “Acquisition” or “Acquisition Time”), subject to adjustment in accordance with the terms of the Amended Plan of Arrangement (the “Canopy Call Option”), which Canopy Growth is required to exercise upon the occurrence, or waiver (at the discretion of Canopy Growth), of a change in federal laws in the United States to permit the general cultivation, distribution and possession of marijuana (as defined in the relevant legislation) or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event” and the date on which the Triggering Event occurs, the “Triggering Event Date”)., The Acquisition of the Fixed Shares upon exercise of the Canopy Call Option is subject to the satisfaction or waiver of certain closing conditions set out in the Existing Arrangement Agreement (the “Acquisition Closing Conditions”); and (ii) obtained the right (but not the obligation) (the “Floating Call Option”), exercisable for a period of 30 days following the Triggering Event Date to acquire all of the issued and outstanding Floating Shares for consideration of cash or Canopy Growth Shares or a combination thereof, in Canopy Growth’s sole discretion. If paid in cash, the price per Floating Share was to be equal to the volume-weighted average trading price of the Floating Shares on the CSE (or other recognized stock exchange on which the Floating Shares are primarily traded as determined by volume) for the 30 trading day period prior to the exercise (or deemed exercise) of the Canopy Call Option, subject to a minimum amount of $6.41 (the “Floating Cash Consideration”). If paid in Canopy Growth Shares, each Floating Share was to be exchanged for a number of Canopy Shares equal to (i) the volume-weighted average trading price of the Floating Shares on the CSE (or other recognized stock exchange on which the Floating Shares are primarily traded as determined by volume) for the 30 trading day period prior to the exercise (or deemed exercise) of the Canopy Call Option, subject to a minimum amount of $6.41, divided by (ii) the volume-weighted average trading price (expressed in US$) of the Canopy Shares on the New York Stock Exchange (the “NYSE”) (or such other recognized stock exchange on which the Canopy Shares are primarily traded if not then traded on the NYSE) for the 30 trading day period immediately prior to the exercise (or deemed exercise) of the Canopy Call Option (the “Floating Ratio”). Pursuant to the Existing Agreement, Acreage agreed to submit an Approved Business Plan to Canopy Growth which contains annual revenue and earnings targets for each of Acreage’s fiscal years ending on December 31, 2020 to December 31, 2029 (the “Initial Business Plan”). A number of factors may cause Acreage to fail to meet the Pro-Forma Net Revenue Targets or the Consolidated Adj. EBITDA Targets set forth in the Initial Business Plan. See “Risk Factors”. In the event that Acreage has not satisfied: (i) 90% of the Pro-Forma Net Revenue Target or the Consolidated Adj. EBITDA Target set forth in the Initial Business Plan, measured on a quarterly basis, an Interim Failure to Perform will occur and certain Austerity Measures shall become applicable. For the year ended December 31, 2022, the Company did not exceed the 90% threshold for both the Pro-Forma Net Revenue Target and the Consolidated Adj. EBITDA Target set forth in the Initial Business Plan. Therefore, Canopy Growth could, but has not, required the Company to implement austerity measures (as defined in the Existing Arrangement Agreement) by providing such notice to the Company.

Floating Share Agreement

The Existing Arrangement Agreement contains certain covenants, rights and restrictions in favor of Canopy, which include, among others, the right to nominate a majority of the board of directors of Acreage (the “Acreage Board”), consent rights on Acreage director and officer appointments, pre-emptive rights, top-up rights, certain audit and inspection rights and restrictions on certain activities, including, but, not limited to, dividend payments, M&A activity, acquisitions, divestitures, debt incurrence, securities issuances and capital raising, in each case without obtaining Canopy’s consent. Acreage is restricted in its pursuit of strategic and other business opportunities under the Existing Arrangement Agreement without obtaining Canopy’s consent. These restrictions, coupled with timing uncertainty with which U.S. federal cannabis legislative initiatives will proceed, impeded both Acreage’s and Canopy’s opportunities in the world’s largest cannabis market. Additionally, the price of the Acreage Shares had the potential to become a barrier to future Acreage capital-raising initiatives over the term of the Existing Arrangement Agreement particularly in light of the various restrictions contained therein.

In light of the foregoing and other strategic considerations that the Acreage Board considered to be relevant, coupled with Acreage’s improved performance since the Existing Arrangement became effective, the Acreage Board determined to make changes to the terms of the Existing Arrangement Agreement in order to remove certain restrictions imposed on Acreage by the restrictive covenants contained in the Existing Arrangement Agreement.

As a result of discussions held among representatives of Canopy, the Acreage Board and a special committee of the Acreage Board formed of independent directors to oversee such negotiations (the “Special Committee”), on October 24, 2022, the Company entered into an arrangement agreement (the “Floating Share Agreement”) with Canopy Growth and Canopy USA, LLC (“Canopy USA”), Canopy Growth’s newly-created U.S. domiciled holding company, pursuant to which, subject to approval of the holders of the Floating Shares and the terms and conditions of the Floating Share Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares by way of court-approved plan of arrangement (the “Floating Share Arrangement”) for consideration of 0.4500 of a Canopy Share for each Floating Share (the resulting shares, the “Consideration Shares”). The Floating Share Arrangement was approved at a special meeting of the holders of Floating Shares held on March 15, 2023.

Concurrently with entering into the Floating Share Agreement, Canopy Growth irrevocably waived the Floating Call Option obtained under the Existing Arrangement Agreement.

Subject to the provisions of the Floating Share Agreement, Canopy Growth has agreed to exercise the Fixed Call Option no later than five business days following the exchange (in the sole discretion of CBG and Greenstar) of all Canopy Shares held by CBG and Greenstar into a new class of non-voting and non-participating exchangeable shares in the capital of Canopy (the “Exchangeable Canopy Shares”) to be created pursuant to the reorganization of Canopy’s share capital to provide for: (i) the creation of an unlimited number of a new class of Exchangeable Canopy Shares, and (ii) the restatement of the rights of the Canopy Shares to provide for a conversion feature whereby each Canopy Share may at any time, at the option of the holder, be converted into one Exchangeable Canopy Share (the “Canopy Capital Reorganization”). The Canopy Capital Reorganization is subject to the approval by special resolution of Canopy Growth Shareholders at a special meeting of Canopy Shareholders.

Upon completion of: (i) the acquisition of the Floating Shares pursuant to the Floating Share Arrangement; and (ii) the Acquisition of the Fixed Shares following the exercise of the Fixed Call Option pursuant to the Existing Arrangement, Canopy USA will own 100% of the issued and outstanding Acreage Shares. Completion of the Floating Share Agreement is subject to the satisfaction or waiver of certain closing conditions, including receipt of applicable regulatory approvals.

Canopy Growth and Canopy USA have entered into voting support agreements with certain of the Company’s directors and current and former officers, who at the time of the agreement, held approximately 7.3% of the issued and outstanding Floating Shares pursuant to which they have agreed, among other things, to vote their Floating Shares in favor of the Floating Share Agreement.

Acreage expects the Floating Share Arrangement to close upon the receipt of shareholder, court, and regulatory approvals, as well as the exchange by CBG and Greenstar of their Canopy Shares for Exchangeable Canopy Shares, the exercise by Canopy of the Fixed Call Option, and the satisfaction or waiver of all conditions under the Floating Share Agreement and the Existing Arrangement. It is anticipated that the acquisition by Canopy USA of the Fixed Shares pursuant to exercise of the Fixed Call Option will be completed immediately following closing of the Floating Share Agreement.

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

We also have adopted a Code of Conduct that applies to all employees, directors and officers. A copy of the Code of Conduct is available without charge to any person desiring a copy of the Code of Conduct. You may request a copy of the Code of Conduct by submitting written request to us at our principal offices at 366 Madison Ave, 14th floor, New York, New York 10017.

Our Board Mandate and the Charters of the Board’s Audit Committee and Compensation and Corporate Governance Committee (which serves as the Board’s compensation and nominating committee) are available on our website. All materials are accessible on our website at investors.acreageholdings.com. Amendments to, and waivers granted to our directors and executive officers under our code of conduct or charters, if any, will be posted in this area of our website. Copies of these materials are available in print to any shareholder who requests them. Shareholders should direct such requests in writing to Investor Relations Department, Acreage Holdings, Inc., 366 Madison Ave, 14th floor, New York, New York 10017, or by emailing our Investor Relations team at investors@acreageholdings.com.

The information regarding our website and its content is for your convenience only. The content of our website is not deemed to be incorporated by reference in this report or filed with the SEC.

Information about Our Executive Officers

The following are the Executive Officers of our Company (as of the date of this filing):

Filippo “Peter” Caldini, Chief Executive Officer (age 58): Peter Caldini joined Acreage Holdings in December 2020 as Chief Executive Officer after serving for 18 months as the Chief Executive Officer and a director of Bespoke Capital Acquisition Corp., a cannabis-focused Special Purpose Acquisition Corporation. Mr. Caldini has over 30 years of experience building and restructuring multinational organizations around the world, with a strong emphasis in consumer healthcare and consumer packaged goods. Mr. Caldini developed extensive commercial management expertise in heavily regulated industries while at Pfizer Inc., Bayer AG and Wyeth, LLC. Mr. Caldini was the Regional President North America for Pfizer Consumer Healthcare from 2017 to 2019, where he drove brand acceleration, marketing strategy, trade execution, global e-commerce and more for the second largest OTC consumer healthcare company in the region with over U.S.$2.1 billion in net sales. Prior to that role he was the Regional President EMEA of Pfizer Consumer Healthcare from 2016 to 2017 and led the Northern European cluster from 2015 to 2016. Mr. Caldini was at Bayer from 2009 to 2014, with roles including the head of sub-region Emerging Markets EMEA, the General Manager of Bayer Consumer Care China and the head of the Nutritionals Strategic Business unit, the global leader in nutritional supplements with brands One-A-Day, Berocca, and Supradyn. From 2002 to 2009 Mr. Caldini was at Wyeth LLC where he was responsible for affiliates across LATAM and AsiaPac and also managed the Centrum brand globally. Mr. Caldini has a Masters of International Economics and Management from Bocconi University in Milan, Italy, an MBA from Northeastern University and a Bachelor of Arts in Political Science from Boston University.

Steve Goertz, Chief Financial Officer (age 52): Mr. Goertz brings more than 30 years of finance, capital markets and strategic planning experience at a variety of industries that are complimentary to the Chief Financial Officer role at Acreage. Previously Mr. Goertz served as Chief Financial Officer of SGSCO, a private equity owned global marketing services organization where he led the restructuring of the finance function and participated in the rationalization of an organization built through acquisitions. Prior to that, Mr. Goertz was the Chief Financial Officer of goeasy Ltd., a TSX-listed consumer finance company, where he co-led the transformation of the business from a hard goods retailer to a leading non-bank financial services organization. In this role, he was also responsible for the development of systems and the establishment of a risk management discipline and successfully transformed the capital structure through a series of equity and debt offering. Mr. Goertz also served in various finance and accounting roles at Sobeys, Maple Leaf Foods, and Deloitte. Prior to joining Acreage, Mr. Goertz gained considerable cannabis capital markets experience having spent 14 months working with Bespoke Capital Acquisition Corp, a special purpose acquisition corporation, focused on the cannabis industry in the U.S. and globally.

Dennis Curran, Chief Operating Officer (age 58): Dennis Curran joined Acreage in March 2022 as the Chief Operating Officer. Mr. Curran brings over 35 years of leadership experience in multiple product categories, sales, trade channels, distributor management, marketing, and business maturity in both domestic and international markets. Before joining Acreage, he was the Chief Customer Officer at GSK Consumer Healthcare and was responsible for delivering sales, profitability, and innovation for the United States, the business’ largest market. Prior to GSK, Mr. Curran had a career spanning 29 years with Procter and Gamble (P&G) in both the US and Europe working with some of the world’s leading consumer brands. His last role at P&G was Regional Manager and President for P&G’s North American Prestige business. Mr. Curran was responsible for overseeing sales, marketing, operations, and communications for various prestige brands with a portfolio worth roughly $550 million.

Corey Sheahan, Executive Vice President, General Counsel and Secretary (age 37): Corey Sheahan rejoined Acreage Holdings, Inc. in April 2022 as Executive Vice President, General Counsel and Secretary. Prior to rejoining the Company, Mr. Sheahan was Executive Vice President – Legal of Ascend Wellness Holdings, Inc., a multi-state operator in the cannabis industry, from September 2020 to March 2022. Before that, he was Corporate Counsel at Acreage from July 2018 to June 2019 and later Deputy General Counsel from June 2019 to September 2020. Before joining Acreage in July 2018, he was an associate in Foley & Lardner LLP’s Corporate practice group, where he focused on advising public companies on securities laws, corporate governance and public and private financing transactions, and public and private companies on mergers and acquisitions and other commercial transactions. Mr. Sheahan graduated from the University of Wisconsin-Madison in 2008 with a Bachelor of Arts in Economics and History. He also holds Juris Doctor degree from Duke University School of Law.

Regulatory Framework

In accordance with the Canadian Securities Administrators Staff Notice 51-352 (Revised) - Issuers with U.S. Marijuana-Related Activities (“Staff Notice 51-352”), below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where the Company is currently involved, through High Street, in the cannabis industry. High Street is, through its Subsidiaries, engaged in, or has management, consulting services or other agreements in place with license holders to assist in the manufacture, processing, sale or distribution of cannabis in the adult-use or medical cannabis marketplace in Connecticut, Illinois, Maine, Massachusetts, New Jersey, New York, Ohio and Pennsylvania. In accordance with Staff Notice 51-352, the Company will evaluate, monitor and reassess this disclosure, and any related risks, on an ongoing basis and the same will be supplemented and amended to investors in public filings, including in the event of government policy changes or the introduction of new or amended guidance, laws or regulations regarding cannabis regulation. Any non-compliance, citations or notices of violation which may have an impact on the Company’s license, business activities or operations will be promptly disclosed by the Company.

United States Federal Overview

The United States federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811) (the “CSA”) which schedules controlled substances, including cannabis, based on their approved medical use and potential for abuse. Cannabis is classified as a Schedule I controlled substance. The U.S. Department of Justice (the “DOJ”) defines Schedule I drugs, substances or chemicals as “drugs with no currently accepted medical use and a high potential for abuse.” The United States Food and Drug Administration (the “FDA”) has not approved cannabis as a safe and effective drug for any condition. The FDA has approved a new drug application for Epidiolex, which contains CBD, a component of cannabis, for certain rare epilepsy indications.

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

As of the date of this Annual Report on Form 10-K, medical use of cannabis is legal, with a doctor's recommendation, in thirty-eight (38) states, four (4) out of five (5) permanently inhabited U.S. territories, and the District of Columbia. Ten (10) other states have laws that limit THC content, for the purpose of allowing access to products that are rich in cannabidiol (CBD), a non-psychoactive component of cannabis. The recreational use of cannabis is legal in twenty-one (21) states, the District of Columbia, the Northern Mariana Islands, and Guam. Another twelve (12) states and the U.S. Virgin Islands have decriminalized its use.

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

State	Entity	Adult-Use / Medicinal	Dispensary Licenses	Cultivation / Processing / Distribution Licenses	Operational Dispensaries	Operational Cultivation / Processing Facilities
California	CWG Botanicals, Inc.[1]	Adult-Use / Medicinal	—	3	—	1
Connecticut	D&B Wellness, LLC	Medicinal	1	—	1	—
	Prime Wellness of Connecticut, LLC	Medicinal	1	—	1	—
	Thames Valley Apothecary, LLC	Medicinal	1	—	1	—
	Acreage Connecticut Cultivation JV LLC [2]	Adult-Use	—	1	—	—
	Acreage Connecticut Retail JV LLC [3]	Adult-Use	1	—	—	—
Illinois [4]	In Grown Farms LLC 2	Adult-Use / Medicinal	—	1	—	1
	NCC LLC	Adult-Use / Medicinal	2	—	2	—
Maine	NPG, LLC [5]	Adult-Use	4	1	4	1
Massachusetts [6]	The Botanist, Inc.	Adult-Use / Medicinal	2	2	2	2
New Jersey	Acreage CCF New Jersey, LLC	Adult-Use / Medicinal	3	1	3	1
New York	NYCANNA, LLC (d/b/a The Botanist)	Medicinal	4	1	4	1
Ohio	Greenleaf Apothecaries, LLC	Medicinal	5	—	5	—
	Greenleaf Therapeutics, LLC [7]	Medicinal	—	1	—	1
	Greenleaf Gardens, LLC [7]	Medicinal	—	1	—	— [7]
Pennsylvania	Prime Wellness of Pennsylvania, LLC	Medicinal	—	1	—	1
		Total	24	13	23	9

1.Separate grow/process licenses.
2.Acreage Connecticut Cultivation JV, LLC has been awarded a 35% interest in Adult-Use cultivation license shared with a social equity partner.
3.Acreage Connecticut Retail JV, LLC has been awarded a 49% interest in an Adult-Use retail license shared with a social equity partner.
4.In Grown Farms LLC 2 owns an Adult-Use/Medicinal cultivation and processing license and owns an Industrial HEMP processing license.
5.In January 2023, NPG, LLC merged with Northeast Patients Group, a medicinal operator with whom the Company has a management services agreement. The Company allowed the medicinal license to lapse and NPG, LLC has subsequently submitted a name change application for a change to Acreage Maine, LLC.
6.Among the two cultivation/processing/distribution licenses held in Massachusetts, one is a marijuana product manufacturer license used for the production of edibles and the other is a cultivation and product manufacturing license.
7.Greenleaf Therapeutics, LLC and Greenleaf Gardens, LLC operate out of the same facility in Middlefield, Ohio.

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
•The activities relating to cannabis business adhere to the scope of the licensing obtained. For example, in Ohio only medical cannabis is permitted and therefore the products are only sold to patients who have the appropriate recommendation in the state registry and have a valid state-issued medical identification card;
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
The Regulatory Landscape on a U.S. State Level

Connecticut Licenses

The CT DCP is responsible for the CT Program and is authorized to issue dispensary and producer/grower licenses.

The table below lists the licenses issued to the Company’s indirect subsidiaries operating in Connecticut:

Subsidiary	License number	City	Expiration Date	Description
D&B Wellness, LLC [1]	MMDF.0000003	Danbury	5/13/2023	Medical-Use Dispensary Facility
Prime Wellness of Connecticut, LLC	MMDF.0000004	South Windsor	4/10/2024	Medical-Use Dispensary Facility
Thames Valley Apothecary, LLC [1]	MMDF.0000005	Uncasville	4/15/2024	Medical-Use Dispensary Facility
Acreage Connecticut Cultivation JV, LLC [2]	—	—	—	Adult-Use Cultivation Facility
Acreage Connecticut Retail JV, LLC [2]	—	—	—	Adult-Use Dispensary Facility

1.Subsequent to the year ended December 31, 2022, Thames Valley Apothecary and D&B Wellness converted their Medical-Use Dispensary Facility Licenses, to hybrid Adult-Use and Medical-Use Dispensary Facility Licenses. The new licenses are “adult-use cannabis medical hybrid retailer” licenses and the new license numbers are AMHF.0008251 and AMHF.0008268.
2.These entities have been awarded licenses to operate in the adult use market in Connecticut in partnership with social equity applicants. These licenses are conditional upon certain conditions and fees being fulfilled and paid.

Each medical license qualifies a dispensary to purchase medical cannabis in good faith from licensed medical cannabis producers and to dispense cannabis to qualifying patients or primary caregivers that are registered under the CT Program. Dispensary license holders are required to ensure that no cannabis is sold, delivered, transported, or distributed to a location outside of Connecticut. Under the CT Program, dispensary licenses are renewed annually. Renewal applications must be submitted 45 days prior to license expiration and any renewal submitted more than 30 days after expiration will not be renewed.

Recreational marijuana became legal in Connecticut on July 1, 2021, which makes the use and possession of small amounts of recreational marijuana legal for adults. On January 10, 2023 the adult use cannabis market opened in Connecticut and certain hybrid stores were permitted to sell cannabis to adults 21 and over.

Connecticut Record-keeping/Reporting

Connecticut does not mandate use of any singular unified T&T system by which all dispensary license holders submit data directly to the state. Acreage’s license holders, D&B Wellness, LLC, d/b/a The Botanist, and Prime Wellness of Connecticut, LLC, use a third-party solution, THC BioTrack, to push data to the state in order to meet all reporting requirements. Thames Valley Apothecary, LLC d/b/a The Botanist (“Thames Valley”) uses Leaf Logix Technology as their third-party solution.

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

In early January 2023, the Illinois legislature finalized changes to the Illinois Department of Financial and Professional Regulation administrative rules relating to social equity applicants and adult-use retail licenses.

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

The table below lists the licenses issued to the subsidiaries:

Subsidiary	License number	City	Expiration	Description
NCC LLC	DISP.000024	Rolling Meadows	1/22/2024	Medical Cannabis Dispensary Facility
NCC LCC	AUDO.000050	Rolling Meadows	3/31/2024	Registered Adult Use Dispensing Organization
IGF	1503060729	Freeport	3/9/2024	Medical Cannabis Cultivation/Processing Facility
IGF	1503060729-AU	Freeport	3/31/2024	Adult Use Cultivation
NCC LLC	AUDO.000064	Chicago	3/31/2024	Registered Adult Use Dispensing Organization
IGF	1204-321	Freeport	12/31/2025	Industrial Hemp Processor

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

Illinois Transportation

Under the IL Acts, cultivation facilities cannot transport cannabis to a craft grower, dispensary, infuser, or laboratory without obtaining a Transporter License from the IL DA. Cultivation facilities may also enter into contracts with licensed transporters.

In general, Illinois transporters cannot transport cannabis or cannabis-infused to any person or entity other than a cultivation center, a craft grower, an infuser, a dispensing organization, or a testing facility. Transporting operations are closely regulated by the IL DA and include numerous restrictions relating to safety and security. The cannabis product must packed in a cannabis container and transported in an enclosed, locked storage compartment that is secured or affixed to the transportation vehicle. Transporting agents may not open the cannabis container once packed and sealed for delivery, and no person who is not a transporter agent is permitted to be in a transporter vehicle while transporting cannabis goods. Transporter agents must carry their IL DA-issued ID cards on their person and keep the cards visible at all times during the transportation of cannabis or while on the property of a cannabis business establishment.

Transporter vehicles are subject to gross weight limits and cannot bear any markings indicating that the vehicle contains cannabis. The vehicles must be equipped with a GPS-based tracking device that allows the transporter to track the vehicle’s whereabouts at all times. Transporter vehicles must have their license plate number and VIN on file with IL DA and are subject to random inspections by IL DA, IL DPH and the Illinois State Police at any time.

Transporter agents must notify local law enforcement, the Illinois State Police, and IL DA within 24 hours after discovery of loss or theft from a transporter vehicle. A record of the theft, loss, or other unaccountability must be created and maintained for at least a 5-year period.

Transporters must maintain a daily inventory of product transported, including the name of the sending and receiving business establishments, the name of the agent who received the container, and the time and location of delivery. Other recordkeeping obligations include bank statements, accounting and tax records, employee records, and purchasing documentation (invoices, bills of lading, etc.). These records must be kept for a minimum of 5 years and must be made available to IL DA (or the Illinois Department of Revenue) upon request.

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

Guarantee of Cannabis and Cannabis-Infused Product Variety

The IL Adult Use Act requires that dispensing organizations maintain an assortment of products from various suppliers such that inventory from any one supplier does not represent greater than 40% of the dispensing organization’s total inventory available for sale. NCC monitors inventory offered for sale on a weekly basis and ensure that no single cultivator’s products comprise more than 40% of the inventory offered for sale at NCC. NCC produces a periodic inventory report from BioTrackTHC to determine the inventory percentages of purchases by cultivator.

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

The table below lists the certificates issued to our subsidiary, NPG LLC:

Subsidiary	License number	City	Expiration	Description
NPG LLC	AMS338	South Portland	11/22/2023	Adult Use Dispensary
NPG LLC	AMS335	Gardiner	4/30/2024	Adult Use Dispensary
NPG LLC	MJ-002780-2020	Portland	6/23/2023	Adult Use Dispensary
NPG LLC	ACD334, AMF330	Auburn	10/20/2023	Cultivation and Manufacturing Facility
NPG LLC	AMS1130	Brewer	4/14/2024	Adult Use Dispensary

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

The table below lists the licenses issued to the subsidiaries and entities operating in Massachusetts with which the Company has a consulting services agreement:

Subsidiary	License Number	City	Expiration Date	Description
The Botanist, Inc.	RMD-905	Sterling	5/12/2023	MTC Cultivation/Processing
The Botanist, Inc.	RMD-905	Worcester	7/22/2023	MTC Dispensary
The Botanist, Inc.	MP281672	Leominster	7/15/2023	RMD - Marijuana Product Manufacturer - Kitchen
The Botanist, Inc.	RMD-1225	Shrewsbury	5/12/2023	RMD Dispensary

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

No person or entity may “control,” as that is described in 935 CMR 501.000 et seq., more than three MTC licenses.

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

Massachusetts Record-keeping/Reporting (Medical)

Massachusetts uses METRC as the T&T system. Individual licensees, whether directly or through a third-party application programming interface (an “API”), are required to push data to the state to meet all reporting requirements. The Botanist uses METRC to capture and send all required data points for cultivation, manufacturing, and retail as required by applicable law.

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

No person or entity may “control” (as described in 935 CMR 500.000 et seq.) more than three licenses in each Marijuana Establishment class (i.e., marijuana retailer, marijuana cultivator, marijuana product manufacturer). Additionally, there is a 100,000 square foot cultivation canopy for adult-use and medical licenses.

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

In December 2021, when asked if she would prosecute marijuana offenses, given that it is legalized in Massachusetts but not at the federal level, the current U.S. Attorney for the District of Massachusetts, Rachel Rollins publicly commented the following: “My intent is to look at significant distributors, massive drug kingpins, with respect to marijuana," she said. "We want to make sure we are focusing on the people who are trafficking [rather than individual users]."

To the knowledge of management of the Company, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Massachusetts. See “Risk Factors - The Company’s Business Activities are Illegal under U.S. Federal Law.”

New Jersey

New Jersey Legislative history

On January 18, 2010, the governor of New Jersey signed into law S.119, the Compassionate Use Medical Marijuana Act (the “NJ Act”), permitting the use of medical cannabis for persons with debilitating conditions including cancer, HIV/AIDS, ALS, Crohn’s disease and any terminal illness. The New Jersey Cannabis Regulatory Commission is responsible for the administration and implementation of activities related to the NJ Act. The NJ Act does not permit patients to grow their own cannabis but rather mandates that cannabis must be acquired through ATCs licensed by the State.

Caregivers for patients are permitted to collect cannabis on behalf of the patient. Under the NJ Act, six ATCs received licenses from the State. The ATCs are non-profit entities and have the exclusive right to produce and sell medical cannabis in New Jersey.

On March 27, 2018 through executive order No. 6 (2018), Governor Phil Murphy expanded the medical cannabis program, announcing the 20-plus recommendations presented by the NJDH on March 23, 2018. The NJDH’s recommendations and next steps included certain measures that took effect immediately (e.g. the addition of debilitating conditions and the reduction of registration fees) and other recommendations (e.g. the home delivery model) that required further regulatory or statutory enactment.

In February 2019, the NJDH amended the list of debilitating conditions to include opioid use disorder, which had been accepted as petition by the review panel. The NJDH also implemented measures to streamline the enrollment process for patients, allow physicians to opt out of being listed publicly, and opened the permitting process for up to 24 ATCs.

In the 2020 general election, New Jersey residents voted two-to-one in favor of recreational cannabis legalization. In February 2021, the state passed and Governor Phil Murphy signed the Cannabis Regulatory, Enforcement Assistance, and Marketplace Modernization (CREAMM) Act which regulates the recreational sale and possession of cannabis. In that same month, Governor Murphy completed his appointments for the five-person Cannabis Regulatory Commission (CRC).

New Jersey Licenses

The CRC is responsible for administering the NJ Act to ensure qualifying patients’ access to safe cannabis for medical use in New Jersey. The CRC is responsible for issuing permits to entities who will operate an ATC. New Jersey permits ATCs to be vertically integrated. One of the recommendations in executive order No. 6 is to allow existing license holders to have up to two additional dispensaries not attached to the growing facility. The NJDH has issued twelve permits. In 2018, the NJDH previously accepted applications for an additional six vertical permits. The CRC is not accepting applications for ATCs at this time.

ATC permits expire annually. A permit renewal application must be submitted at least 60 days prior to the expiration date. An ATC that seeks to renew its permit shall submit to the permitting authority an application for renewal with all required documentation and the required fees. An ATC shall update and ensure the correctness of all information submitted in previous applications for a permit or otherwise on file with the CRC. Prior to the issuance of any permit, every principal officer, owner, director and board member of an ATC must certify stating that he or she submits to the jurisdiction of the courts of the State of New Jersey and agrees to comply with all the requirements of the laws of New Jersey pertaining to New Jersey’s Medicinal Marijuana Program. Failure to provide correct and current up-to-date information is grounds for denial of the application for renewal of the permit.

On August 19, 2021, the CRC adopted its initial rules for adult use of cannabis in New Jersey, effective for one year ending on August 19, 2022. The rules focused on the application process and the requirements for owning and operating a cannabis business. Additional rules will be fleshed out through the normal regulatory rule making process during 2022.

Acreage CCF New Jersey, LLC (“CCF”) is a vertically integrated medical and recreational cannabis operator in New Jersey with licenses to conduct growing, processing, wholesale, and dispensary operations.in Egg Harbor, New Jersey. On October 4, 2013, the New Jersey Department of Health issued CCF a license to operate its facilities. The license has been renewed without issue. On June 26, 2020 we closed on the purchase of CCF and it is currently a wholly-owned subsidiary.

The table below lists the permit issued to CCF:

Subsidiary	Permit Number	City	Expiration Date	Description
CCF	10042013	Egg Harbor	12/31/2023	Recreational Cultivate and Dispense
CCF	10042013	Atlantic City	12/31/2023	Dispense
CCF	10042013	Williamstown	12/31/2023	Recreational Dispense

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

New Jersey Security

An ATC is required to implement effective controls and procedures to guard against theft and diversion of cannabis including systems to protect against electronic records tampering. At a minimum, there are 13 minimum security requirements pursuant to the NJ Admin. Code 17:30A-9.7.

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

On March 31, 2021, New York approved the Marijuana Regulation and Taxation Act (the “MRTA”) into law, legalizing adult-use cannabis in the state and establishing a regulatory framework. Six months following the appointment of the Cannabis Control Board (the “CCB”), the CCA was scheduled to be repealed and replaced by MRTA’s medical provisions. Governor Kathy Hochul appointed the final members of the CCB in September 2021. Regulatory oversight of medical cannabis was transferred to Office of Cannabis Management (the”OCM”), with oversight from the CCB.

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

New York Transportation

Cannabis products, outside of the context of medical marijuana, must be transported in a locked storage compartment that is part of the vehicle transporting the cannabis and in a storage compartment that is not visible from outside the vehicle. An employee of a registered organization, when transporting approved medical cannabis products must (a) travel directly to his or her destination(s) and may not make any unnecessary stops in between, (b) ensure that all approved medical cannabis product delivery times are randomized, (c) appoint each vehicle with a minimum of two employees where at least one transport team member remains with the vehicle at all times, (d) possess a copy of the shipping manifest at all times when transporting or delivering approved medical cannabis products, and (e) keep the manifest in a safe compartment for a minimum of five years.

New York Inspections

All licensed or permitted premises and all records are subject to inspection by the OCM, by the duly authorized representatives of the CCB, by any peace officer acting pursuant to his or her special duties, or by a police officer. The subject may include ensuring compliance with applicable licenses, permits, regulations, and other applicable state and local building codes, fire, health, and safety regulations.

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

The table below lists the licenses issued to GLA, GLT and GLG:

Subsidiary	License Number	City	Expiration Date	Description
GLA	MMD.0700080	Akron	7/1/2023	Dispensary Facility
GLA	MMD.0700042	Cleveland	7/1/2023	Dispensary Facility
GLA	MMD.0700004	Canton	7/1/2023	Dispensary Facility
GLA	MMD.0700083	Wickliffe	7/1/2023	Dispensary Facility
GLA	MMD.0700043	Columbus	7/1/2023	Dispensary Facility
GLT	MMCPP00064	Middlefield	3/8/2024	Processing
GLG	MMCPC00143	Middlefield	12/3/2024	Cultivation

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

The table below lists the permit issued to Prime Wellness of Pennsylvania LLC (“PWPA”), an indirect Subsidiary of the Company.

Subsidiary	Permit	City	Expiration Date	Description
Prime Wellness of Pennsylvania LLC	GP- 1005-17	Sinking Spring	6/20/2023	Grow/Processing Facility

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
•the anticipated benefits of the Floating Share Arrangement with Canopy Growth;
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
•the risk that the Floating Share Arrangement may not be completed;
•risks related to the completion of the Floating Share Arrangement, including market overhang risk related to the Canopy Shares, risks related to the Nasdaq listing of the Canopy Shares and shareholder consolidation, risks that Canopy is unable to finance Canopy USA;
•Canopy is subject to certain restrictions of the TSX and the Nasdaq, which may constrain is ability to expand its business in the United States;
•if Canopy USA acquires Wana, Jetty or the Fixed Shares of Acreage without structural amendments to Canopy’s interest in Canopy USA, the listing of the Canopy Shares on the Nasdaq Stock Market may be jeopardized;
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

Risks Specifically Related to Regulatory Matters

The Company’s Business Activities are Illegal under U.S. Federal Law.

Cannabis (with the exception of hemp containing no more than 0.3% THC by dry weight) is illegal under U.S. federal law. In those states in which the use of cannabis has been legalized, its use remains a violation of federal law pursuant to the Controlled Substances Act of 1990 (the “CSA”). The CSA classifies marijuana (cannabis) as a Schedule I controlled substance, and as such, medical and adult-use cannabis consumption is illegal under U.S. federal law. Unless and until Congress amends the CSA with respect to cannabis (and the President approves such amendment), there is a risk that federal authorities may enforce current federal law. If that occurs, the Subsidiaries or other entities in which the Company may have an interest from time to time may be deemed to be producing, cultivating or dispensing cannabis and drug paraphernalia in violation of federal law, or the Company may be deemed to be facilitating the selling or distribution of cannabis and drug paraphernalia in violation of federal law with respect to the Company’s investment in the Subsidiaries. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis is a significant risk which would greatly harm the Company’s business, prospects, results of operation, and financial condition. As all of our operations are cannabis-related and conducted in the United States, our balance sheet and operating statement exposure to U.S. marijuana related activities is 100% in each case.

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

There are 36 states in the U.S., in addition to Washington D.C., Puerto Rico, Guam, the Northern Mariana Islands, and the U.S. Virgin Islands, that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Alaska, Arizona, California, Colorado, Connecticut, Illinois, Maine, Maryland, Massachusetts, Michigan, Missouri, Montana, Nevada, New Jersey, New York, New Mexico, Oregon, Rhode Island, Virginia, Vermont, Washington, Washington, D.C., the Northern Mariana Islands, and Guam have legalized cannabis for adult-use in some form.

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

Proposed legislation in the U.S. Congress, including changes in U.S. tax law and the recently enacted Inflation Reduction Act of 2022, may adversely impact us and the value of our shares.
Changes to U.S. tax laws (which changes may have retroactive application) could adversely affect us. In recent years, many changes to U.S. federal income tax laws have been proposed and made, and additional changes to U.S. federal income tax laws are likely to continue to occur in the future.
The U.S. Congress is currently considering numerous items of legislation which may be enacted prospectively or with retroactive effect, which legislation could adversely impact our financial performance and the value of our shares. Additionally, states in which we operate or own assets may impose new or increased taxes. If enacted, most of the proposals would be effective for the current or later years. The proposed legislation remains subject to change, and its impact on us or our investors is uncertain.
In addition, the Inflation Reduction Act of 2022 was recently signed into law and includes provisions that will impact the U.S. federal income taxation of corporations. Among other items, this legislation includes provisions that will impose a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. It is unclear how this legislation will be implemented by the U.S. Department of Treasury and we cannot predict how this legislation or any future changes in tax laws might affect us or investors in our shares.
Due to the high degree of uncertainty regarding the implementation and impact of the CARES Act and other legislation related to COVID-19, and their application to businesses substantially similar to ours, there can be no assurance that we will be able to comply with the applicable terms and conditions of the CARES Act and retain such assistance.
On March 27, 2020, the CARES Act was signed into law, aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations. In February 2023, we filed for an Employee Retention Tax Credit (“ERTC”) distribution in the amount of approximately $14.8 million. ERTC distributions are refundable tax credits for 50% of qualified wages paid to employees during the pandemic. A company is eligible for the ERTC if it has not received a Paycheck Protection Program loan under the Cares Act and (1) its operations have been fully or partially suspended because of COVID-19 or (2) its gross receipts in a calendar quarter in 2020 declined by more than 50% from the same period in 2019. No formal determination regarding our claim for the ERTC has been received. Due to the high degree of uncertainty regarding the implementation of the CARES Act and other stimulus legislation, and due to the nature of our business, there can be no assurance that we will receive any ERTC distributions or that we will be permitted to retain any ERTC distributions we ultimately receive which could have an impact on us and our financial operations.

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

FDA Regulation

Cannabis containing more than 0.3% THC (tetrahydrocannabinol) remains a Schedule I controlled substance under U.S. federal law. If the federal government reclassifies cannabis to a Schedule II controlled substance, it is possible that the FDA would regulate it under the Federal Food, Drug, and Cosmetic Act of 1938 or under the Public Health Service Act. Additionally, the FDA may issue rules, regulations or guidance including good manufacturing practices, related to the growth, cultivation, harvesting and processing of medical cannabis, as well as any medical claims made with respect to cannabis. If regulated by the FDA as a drug, clinical trials would be needed to demonstrate efficacy and safety. It is also possible that the FDA would require that facilities where medical-use cannabis is grown register with the FDA and comply with certain federally prescribed regulations.

In addition, while the FDA has not yet pursued enforcement actions against the cannabis industry, it has sent numerous warning letters to sellers of CBD products concerning its use in food and beverages as well as the making of health claims. The FDA could turn its attention to the cannabis industry especially relating to claims of concern. In the event that some or all of these regulations or enforcement actions are imposed, what the impact this would have on the cannabis industry is unknown, including what costs, requirements and possible prohibitions may be enforced. If the Subsidiaries are unable to comply with the regulations or registration as prescribed by the FDA, it may have an adverse effect on the business, operating results and financial condition of the Company and/or High Street.

On January 26, 2023 the FDA announced that it would not be promulgating regulations for the use of CBD in foods, beverages or supplements until a new regulatory framework, implemented in tandem with Congress, is established. In its release FDA noted that based upon available evidence, it is not apparent how CBD products could meet safety standards for dietary supplements or food additives, and that therefore it did not intend to pursue rulemaking allowing the use of CBD in dietary supplements or conventional foods. It also noted that FDA would continue to take action against CBD and other cannabis-derived products to protect the public, in coordination with state regulatory partners, and would remain diligent in monitoring the marketplace, identifying products that pose risks and taking appropriate enforcement actions within its authority.

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

Proposed Transactions

The Company’s proposed transactions are subject to certain conditions, many of which are outside of the control of the Company and there can be no assurance that they will be completed, on a timely basis or at all. As a consequence, there is a risk that one or more of the proposed transactions will not close in a timely fashion or at all. If one or more of the proposed transactions is not completed for any reason, the ongoing business of the Company may be adversely affected and, without realizing any of the benefits of having completed such transactions, the Company will be subject to a number of risks, including, without limitation, (i) the Company may experience negative reactions from the financial markets, including negative impacts on the Company’s stock price, (ii) in the case of a proposed acquisition, the Company may need to find an alternative use of any capital earmarked for such proposed acquisitions, (iii) in the case of a proposed disposition, the Company will not receive the anticipated proceeds of such disposition and accordingly may not be able to execute on other business opportunities for which such proceeds have been earmarked, and (iv) matters relating to the proposed transactions will require substantial commitments of time and resources by management of the Company which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to the Company.

If one or more of the proposed transactions are not completed, the risks described above may materialize and they may adversely affect the business, results of operations, financial condition and prospects and stock price of the Company.

Acreage may not be able to cease operations from Non-Core states within the prescribed time limit

The Debenture, along with certain waivers, requires that we cease operations outside of Connecticut, Maine, Massachusetts, New York, New Jersey, Pennsylvania, Illinois and Ohio (the “Identified States”) by March 31, 2024.

The Debenture provides that, among other things, if the Company does not cease operations outside of the Identified States by the deadline, whether as a result of regulatory delays or otherwise, such failure shall constitute an event of default thereunder. Upon the occurrence of an event of default under the Debenture, the Loan will become immediately due and payable.

The Company may not have adequate resources to repay the Debenture. There is no assurance that the Company will be able to raise the necessary amount of capital to repay the Debenture or otherwise refinance these obligations. Accordingly, failure to cease operations outside of the Identified States within the prescribed time would have a material adverse effect on the Company’s business, financial condition, results of operations and prospects and could threaten its ability to satisfy its obligations or continue as a going concern.

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

The Company may have access to equity financing from the public capital markets in Canada and the U.S. by virtue of its status as a reporting issuer in each of the provinces of Canada (other than Newfoundland and Labrador, Prince Edward Island and Quebec), and under the Exchange Act. The Company also may have access to equity and debt financing from the prospectus exempt (private placement) markets in Canada and the U.S. The Company also has relationships with sources of private capital (such as funds and high net worth individuals) that could be investigated at a higher cost of capital. While the Company is not able to obtain bank financing in the U.S. or financing from other U.S. federally regulated entities, it currently has access to equity financing through the public and private markets in Canada and the U.S., and to debt financing in the U.S. through certain specialty lenders. Furthermore, the Existing Arrangement Agreement provides that the Company may not issue any equity securities, without Canopy Growth’s prior consent, other than: (i) upon the exercise or conversion of convertible securities outstanding as of the Amendment Date; (ii) contractual commitments existing as of the Amendment Date; (iii) the Option Shares; (iv) the issuance of up to $3,000,000 worth of Fixed Shares pursuant to an at-the-market offering to be completed no more than four times during any one-year period; (v) the issuance of up to 500,000 Fixed Shares in connection with debt financing transactions that are otherwise in compliance with the terms of the Existing Arrangement Agreement; or (vi) pursuant to one private placement or public offering of securities during any one-year period for aggregate gross proceeds of up to $20,000,000, subject to specific limitations as set out in the Existing Arrangement Agreement.

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

Our Sales are Difficult to Forecast.

As a result of recent and ongoing regulatory and policy changes in the medical and adult use cannabis industries and unreliable levels of market supply, the market data available is limited and unreliable. We must rely largely on our own market research to forecast sales, as detailed forecasts are not generally obtainable from other sources in the states in which our business operates. During the fiscal year ended December 31, 2022, we analyzed our inventory balances, and recorded wholesale inventory adjustments as a result of (i) having excess inventory and (ii) reducing the carrying value to ensure inventory balances are properly recorded at the lower of cost and net realizable value. We recognized $11.1 million of wholesale inventory adjustments within Cost of goods sold, wholesale on the Statements of Operations for the fiscal year. Additionally, any market research and our projections of estimated total retail sales, demographics, demand and similar consumer research, are based on assumptions from limited and unreliable market data. A failure in the demand for our products to materialize as a result of competition, technological change or other factors could have a material adverse effect on our business, results of operations and financial condition.

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

Environmental Risk and Regulation

The operations of the Company, High Street and the Subsidiaries are subject to environmental regulation in the various jurisdictions in which they operate. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors (or the equivalent thereof) and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the operations of the Company, High Street or the Subsidiaries.

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

Reliance on Management or Consulting Services Agreements with Subsidiaries and Affiliates

The Subsidiaries and other affiliates provide assistance and advice in the medicinal cannabis business in certain cases through management or consulting services agreements entered into with state-licensed entities. Under such agreements, the Subsidiaries and affiliates perform certain operational or administrative services. In exchange for providing these services, the Subsidiaries and affiliates receive management fees which are a source of revenue. Payment of such fees is dependent on the continuing validity and enforceability of the relevant agreements. If such agreements are found to be invalid or unenforceable, or are terminated by the counter-party, this could have a material adverse effect on the business, prospects, revenues, financial condition, and operating results of the Company, High Street or any of the Subsidiaries.

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

Risks Inherent in an Agricultural Business

Medical and adult-use cannabis is an agricultural product. There are risks inherent in the cultivation business, such as insects, plant diseases and similar agricultural risks. Although we currently grow all of our cannabis in indoor and greenhouse facilities under climate-controlled conditions, with conditions monitored, there can be no assurance that natural elements will not have a material adverse effect on the production of the Subsidiaries’ products and, consequentially, on the business, financial condition and operating results of the Company.

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

In addition, cannabis growing operations consume considerable energy, making the Subsidiaries vulnerable to rising energy costs. Rising or volatile energy costs may adversely impact the business of the Subsidiaries and their ability to operate profitably which may, in turn, adversely impact the Company.

Key Personnel

The success of the Company will depend on the abilities, experience, efforts and industry knowledge of senior management and other key employees of the Company and High Street. If one or more of the executive officers or key personnel of the Company, High Street or the Subsidiaries were unable or unwilling to continue in their present positions, the Company, High Street or the relevant Subsidiary, as applicable, might not be able to replace them easily or at all. The long-term loss of the services of any key personnel for any reason could have a material adverse effect on business, financial condition, results of operations or prospects of the Company. In addition, if any of the executive officers or key employees of the Company, High Street or the Subsidiaries joins a competitor or forms a competing company, the Company, High Street or the relevant Subsidiary may lose know-how, key professionals and staff members. Further, the hiring of any officer and the nomination of any director to the board of directors of the Company is subject to such proposed officer or director satisfying the criteria agreed to with Canopy Growth in the Existing Arrangement Agreement or otherwise obtaining prior written consent from Canopy Growth.

Talent Pool

As the Company, High Street and the Subsidiaries grow, they will need to hire additional human resources to continue to develop their businesses. However, experienced talent in the areas of medical cannabis research and development, growing cannabis and extraction is difficult to source, and there can be no assurance that the appropriate individuals will be available or affordable. Additionally, we have incurred and expect to continue to incur increased labor costs and experience staffing challenges. Without adequate personnel and expertise, the growth of the business of the Company, High Street or the Subsidiaries may suffer. There can be no assurance that any of the Company, High Street or the Subsidiaries will be able to effectively manage growth, and any failure to do so could have a material adverse effect on the business, financial condition, results of operations or prospects of the Company, High Street or the Subsidiaries.

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

We are exposed to potential risks from legislation requiring companies to evaluate internal controls under Section 404(a) of the Sarbanes-Oxley Act of 2002. As an emerging growth company, we will be exempt from auditor attestation requirements concerning any such report so long as we are an emerging growth company. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Refer to Item 9A. Controls and Procedures for further discussion.

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

We identified a material weakness in our internal control over financial reporting as of September 30, 2021, which, as a result of turnover and the availability of capable resources (including the impacts on staffing and recruiting and the general global labor shortage brought about by the global Covid-19 pandemic), the Company did not have effective staffing levels and adequate segregation of duties within several finance and accounting processes. Further, and as a result of this material weakness, the Company’s financial disclosures for the quarterly period ending June 30, 2021 incorrectly disclosed certain debt that was due 11 months after the balance sheet date as long-term rather than as current liabilities. Finally, for the year ended December 31, 2022, the Company did not have adequate processes or sufficient resources to adequately assess the impairment of goodwill and intangible assets and cutoff over inventory.

We are currently in the process of remediating the material weakness through the following actions, which are expected to be completed by the second half of 2023, refer to Item 9A. Controls and Procedures for further discussion:

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

Security Risks

The business premises of the Company’s operating locations may be targets for theft. While the Subsidiaries have implemented security measures at each location and continue to monitor and improve their security measures, their cultivation, processing and dispensary facilities could be subject to break-ins, robberies and other breaches in security. If there was a breach in security and a Subsidiary fell victim to a robbery or theft, the loss of cannabis plants, cannabis oils, cannabis flowers and cultivation and processing equipment could have a material adverse impact on the business, financial condition and results of operations of such Subsidiary and, consequentially, the Company and High Street.

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

As reflected in the Company’s audited consolidated financial statements for the year ended December 31, 2022 (the “Consolidated Financial Statements”), the Company had an accumulated deficit as of December 31, 2022, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

However, management believes that substantial doubt about the Company’s ability to meet its obligations for the next twelve months from the date these financial statements were issued has been alleviated due to, but not limited to, (i) continued sales growth from the Company’s consolidated operations, (ii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iii) expense reduction plans that have already been put in place to improve the Company’s results, (iv) the AFC-VRT credit facilities (refer to Notes 10 and 17 for further discussion), and (v) access to the U.S. and Canadian public equity markets.

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

Dividends

Holders of our shares will not have a right to dividends on such shares unless declared by the Board. It is not anticipated that the Company will pay any dividends in the foreseeable future. Dividends paid by the Company would be subject to tax and, potentially, withholdings. The declaration of dividends is at the discretion of the Board, even if the Company has sufficient funds, net of its liabilities, to pay such dividends, and the declaration of any dividend will depend on the Company’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board. Furthermore, the Company cannot declare, set aside or pay any dividend in respect of our shares without the prior written consent of Canopy Growth. See “Canopy Growth Corporation Arrangement”.

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

Cash Flow From Operations

During the year ended December 31, 2022, the Company sustained net losses from operations and had negative cash flow from operating activities. As of December 31, 2022, the Company’s accumulated deficit was approximately $678.1 million. Additionally, as of December 31, 2022, the Company’s cash and cash equivalents was approximately $24.1 million. See “Sufficiency of Capital”.

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

High Street Tax Receivable Agreement

USCo is a party to the tax receivable agreement originally dated November 14, 2018 (the “Tax Receivable Agreement”) between USCo, High Street and certain executive employees of the Company, whose rights were assigned to Canopy USA (the “Tax Receivable Recipients”) pursuant to the Third Amendment to the Tax Receivable Agreement dated October 24, 2022. Under the Tax Receivable Agreement, USCo is required to make cash payments to the Tax Receivable Recipients equal to 65% of the tax benefits, if any, that USCo actually realizes, or in certain circumstances is deemed to realize, as a result of (i) the increases in its share of the tax basis of assets of High Street resulting from any redemptions or exchanges of Units from the High Street Members, and (ii) certain other tax benefits related to USCo making payments under the Tax Receivable Agreement. Although the actual timing and amount of any payments that USCo makes to the Tax Receivable Recipients under the Tax Receivable Agreement will vary, it expects those payments will be significant. Any payments made by USCo to the Tax Receivable Recipients under the Tax Receivable Agreement may generally reduce the amount of overall cash flow that might have otherwise been available to it. Furthermore, USCo’s future obligation to make payments under the Tax Receivable Agreement could make the Company a less attractive target for an acquisition. Payments under the Tax Receivable Agreement are not conditioned on any Tax Receivable Recipient’s continued ownership of Units or our shares after the completion of the RTO.

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

Concurrently with the execution of the Floating Share Agreement, Canopy, Canopy USA, High Street, USCo and certain individuals party to the Tax Receivable Agreement, amended the Tax Receivable Agreement. Pursuant to the Floating Share Agreement, Canopy, on behalf of Canopy USA agreed to: (i) issue Canopy Shares with a value of approximately $30.5 million due to the participants of a tax receivable agreement “the Tax Receivable Agreement Members” in exchange for each such individual executing an assignment of rights agreement assigning such individual’s rights under the Tax Receivable Agreement to Canopy USA, such that following assignment, Canopy USA is the sole member and beneficiary under the TRA; and (ii) fund a payment with a value of approximately $19.5 million to be made by the Company in Canopy Shares to certain eligible participants pursuant to the Bonus Plans, as amended on October 24, 2022, both in order to reduce a potential liability of approximately $121 million under the Tax Receivable Agreement and the Bonus Plans. In connection with the foregoing, Canopy issued 5,648,927 Canopy Shares with a value of approximately $15.25 million to the Tax Receivable Agreement Members, with a second payment of approximately $15.25 million in Canopy Shares to occur on the earlier of: (a) the second Business Day following the date on which the Floating Share Arrangement has been approved; or (b) April 24, 2023. In addition, the Tax Receivable Agreement Bonuses with an aggregate value of approximately $19.5 million in Canopy Shares will be issued by Canopy to certain eligible participants under the Bonus Plans on the closing of the Floating Share Arrangement or, if the Floating Share Arrangement does not close or is terminated but the Existing Arrangement closes, then on the closing of the Acquisition. The Tax Receivable Agreement Bonuses will be paid to recipients to be determined by Kevin Murphy, the administrator of the Bonus Plans, and may include one or more of Kevin Murphy, John Boehner, Brian Mulroney, and Peter Caldini, each of whom are directors of Acreage and other current and former officers or consultants of Acreage as may be determined by Kevin Murphy. Canopy has also agreed to register the resale of such Canopy Shares under the Securities Act of 1933, as amended.

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

Risks Related to the Acquisition

The Existing Arrangement Agreement contains restrictive covenants which may adversely limit management’s discretion in operating our business.

The Existing Arrangement Agreement contains restrictive covenants that may potentially impair the discretion of Acreage’s management with respect to certain business matters. These covenants place restrictions on, among other things, the ability of the Company to make any material change to the nature of its business, make certain payments, incur additional indebtedness, issue Acreage Shares, create liens or encumbrances not permitted by the Existing Arrangement Agreement and sell or otherwise dispose of certain assets. The restrictive covenants set out in the Existing Arrangement Agreement may significantly impair management’s ability to operate Acreage’s business. A failure to comply with these terms, if not cured or waived, could result in a breach of the Existing Arrangement Agreement.

Under the Existing Arrangement Agreement, Acreage will be required to comply with the Initial Business Plan.

Under the Existing Arrangement Agreement, we are required to comply with the initial business plan set forth in the Proposal Agreement (the “Initial Business Plan”). The Initial Business Plan sets forth certain Pro-Forma Net Revenue Targets (as defined in the Arrangement Agreement) and Consolidated Adj. EBITDA Targets (as defined in the Existing Arrangement Agreement) for each applicable fiscal year of the Initial Business Plan. For the year ended December 31, 2022, the Company did not exceed the 90% threshold for both the Pro-Forma Net Revenue Target and the Consolidated Adj. EBITDA Target set forth in the Initial Business Plan. Therefore, Canopy Growth could, but has not, required the Company to implement austerity measures (as defined in the Existing Arrangement Agreement) by providing such notice to the Company.

If, at the end of a fiscal quarter (commencing with the fiscal quarter dated December 31, 2020), our Pro-Forma Revenue (as defined in the Existing Arrangement Agreement) is less than 90% of the Pro-Forma Net Revenue Target set forth in the Initial Business Plan or if our Consolidated EBITDA (as defined in the Existing Arrangement Agreement) is less than 90% of the Consolidated Adj. EBITDA Target set forth in the Initial Business Plan, an Interim Failure to Perform (as defined in the Existing Arrangement Agreement) will be deemed to have occurred and the Austerity Measures (as defined in the Existing Arrangement Agreement) will become applicable. The Austerity Measures place significant restrictions on our ability to take certain actions in the operation of our business. Among other things, the Austerity Measures prevent us from issuing any Fixed Shares, Fixed Multiple Shares or Floating Shares, granting any New Options (as defined in the Existing Arrangement Agreement) or Floating Options (as defined in the Existing Arrangement Agreement), entering into any contract in respect of Company Debt (as defined in the Existing Arrangement Agreement) (other than in the ordinary course of business), or paying any fees owing to members of our Board. The Austerity Measures also prevent us and our subsidiaries from entering into any business combination, merger or acquisition of assets (other than in the ordinary course of business), from making any new capital investments or incurring any new capital expenditures, and from entering into any contract to dispose of any assets (other than in the ordinary course of business). The Austerity Measures will apply until the non-compliance causing the Interim Failure to Perform is cured by us and our subsidiaries, as applicable. However, if an Interim Failure to Perform occurs and the Austerity Measures are implemented, our ability to conduct our business in the ordinary course will be significantly restricted. Accordingly, the occurrence of an Interim Failure to Perform will increase the possibility that a Material Failure to Perform (as defined in the Existing Arrangement Agreement) and/or a Failure to Perform (as defined in the Existing Arrangement Agreement) will occur.

A Material Failure to Perform will be deemed to occur if our Pro-Forma Revenue is less than 80% of the Pro-Forma Net Revenue Target or our Consolidated EBITDA is less than 80% of the Consolidated Adj. EBITDA Target, as determined on an annual basis (commencing in respect of the fiscal year ending December 31, 2021). The occurrence of a Material Failure to Perform is considered a breach of a material term of the Existing Arrangement Agreement incapable of being cured. Consequently, certain restrictive covenants under the Existing Arrangement Agreement which relate to exclusivity and non-competition of Canopy Growth in favor of us, including the restriction preventing Canopy Growth from acquiring a competitor of ours in the United States, will terminate. In addition, the occurrence of a Material Failure to Perform is likely to constitute an event of default under the Debenture, causing the Hempco Loan to become immediately due and payable. If the Hempco Loan is required to be repaid prior to the maturity date, it would have an immediate and lasting material adverse effect on us and our ability to complete the Acquisition.

In addition, if our Pro-Forma Revenue is less than 60% of the Pro-Forma Net Revenue Target or the Consolidated EBITDA is less than 60% of the Consolidated Adj. EBITDA Target for the trailing 12 month period ending on the date that is 30 days prior to the proposed Acquisition Time, a Failure to Perform shall occur and a material adverse impact will be deemed to have occurred for purposes of Section 6.2(2)(h) of the Existing Arrangement Agreement. In the event of a Failure to Perform, Canopy Growth will not be required to complete the Acquisition.

If Canopy Growth fails to complete the Acquisition or the Acquisition is completed on different terms, there could be a material adverse effect on our business.

There can be no assurance that the Acquisition will be completed, or if completed, that it will be completed on the same or similar terms to those set out in the Existing Arrangement Agreement and the Floating Share Agreement. The completion of the Acquisition is subject to the satisfaction of a number of conditions which include, among others, (i) obtaining necessary approvals, including the Acquisition Regulatory Approvals (as defined in the Existing Arrangement Agreement), (ii) performance by us, and Canopy Growth, of our, and its, respective obligations and covenants in the Existing Arrangement Agreement, and (iii) cannabis production, distribution and sale becoming legal under United States federal law, or being removed from regulation under such law. If these conditions are not fulfilled or waived or the Acquisition is not completed for any other reason, our shareholders will not receive Canopy Shares as consideration for their shares of Acreage. Certain of these conditions, including the approval of the Canopy Capital Reorganization and the exchange of all Canopy Shares held by CBG and Greenstar into Exchangeable Canopy Shares, are outside of our control. There can be no certainty, nor can we provide any assurance, that all conditions precedent will be satisfied or waived, or, if satisfied or waived, when they will be satisfied or waived and, accordingly, the Acquisition may not be completed.

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

The Canopy Shares to be received by shareholders as a result of the Acquisition will have different rights from the Fixed Shares and the Floating Shares

Following completion of the Acquisition, shareholders will no longer be shareholders of the Company, a corporation governed by the Business Corporations Act (British Columbia) (the “BCBA”), but will instead be shareholders of Canopy Growth, a corporation governed by the Canada Business Corporations Act (the “CBCA”). There may be important differences between the current rights of shareholders and the rights to which such shareholders will be entitled as shareholders of Canopy Growth under the CBCA and Canopy Growth’s constating documents.

Securing additional financing

The continued development of Acreage’s business may require additional financing. In the event that the Floating Share Arrangement is not completed and the Fixed Call Option has not been exercised under the Existing Arrangement prior to the termination of the Floating Share Agreement, Canopy will retain the Fixed Call Option to acquire the Fixed Shares under the Existing Arrangement. There can be no assurance that additional capital or other types of financing will be available or that, if available, the terms of such financing will be favourable to Acreage. In addition, the Existing Arrangement Agreement contains restrictive covenants and consent requirements relating to capital raising activities, incurring indebtedness and other financial and operational matters, which may make it more difficult for Acreage to obtain additional capital and to pursue business opportunities, including potential acquisitions.

Acreage may require additional financing to fund its operations until positive cash flow is achieved. If the Floating Share Arrangement is not completed and the Fixed Call Option is not exercised under the Existing Arrangement as currently proposed, risks may materialize and may materially and adversely affect Acreage’s business, financial results and the price of the Floating Shares and the Fixed Shares. This could result in the delay or indefinite postponement of Acreage’s current business objectives or Acreage ceasing to carry on business. If Acreage is able to raise additional equity financing through the issuance of Floating Shares and Fixed Shares, such issuances may substantially dilute the interests of Floating Shareholders. If Acreage is able to raise additional debt financing, payment of the associated interest costs is likely to impose a substantial financial burden on Acreage.

Risks Relating to the Floating Share Arrangement

The Floating Share Arrangement may not be completed

There can be no assurance that the Floating Share Arrangement will be completed. The completion of the Floating Share Arrangement is subject to the satisfaction or waiver of a number of conditions which include, among other things: (i) obtaining necessary approvals, including the court approvals, exchange approvals and other regulatory approvals (as defined in the Floating Share Agreement); (ii) performance by Acreage, Canopy and Canopy USA of their respective obligations and covenants in the Floating Share Agreement; and (iii) satisfaction or, if permitted, waiver of the Acquisition Closing Conditions (as defined in the Floating Share Agreement), excluding conditions that by their terms cannot be satisfied until the Acquisition Effective Time (as defined in the Floating Share Agreement), and the conditions precedent set out in the Floating Share Agreement, including, among others, completion of the Canopy Capital Reorganization (as defined in the Floating Share Agreement) on or prior to May 31, 2023 (or such date as may be agree to in writing by Acreage Canopy USA and Canopy).

If these conditions are not fulfilled or waived, or the Floating Share Arrangement is not completed for any other reason, Floating Shareholders will not receive the Canopy Shares. Certain of these conditions are outside of the control of Acreage. There can be no certainty, nor can Acreage provide any assurance, that all conditions precedent to the completion of the Floating Share Arrangement will be satisfied or waived, or, if satisfied or waived, when they will be satisfied or waived and, accordingly, the Floating Share Arrangement may not be completed. In addition, in the event that the Floating Share Arrangement is not completed, Canopy will still retain the right to acquire all of the Fixed Shares pursuant to Fixed Call Option under the Existing Arrangement. If the Fixed Call Option is exercised, it is anticipated Canopy USA will beneficially own approximately 70% of the voting rights attached to all the outstanding Acreage Shares at the Acquisition Time (as defined in the Floating Share Agreement). If the Floating Share Arrangement is not completed and the Acquisition is completed within the anticipated timeframe, thereafter holders of Floating Shares will have little or no influence on the conduct of Acreage’s business and affairs, and there may not be an active trading market for the Floating Shares, among other things.

Further, if the Floating Share Arrangement is not completed, the ongoing business of Acreage may be adversely affected as a result of the costs (including opportunity costs) incurred in respect of pursuing the Floating Share Arrangement, and Acreage could experience negative reactions from the financial markets, which could cause a decrease in the market price of the Floating Shares and/or the Fixed Shares. Acreage may also experience negative reactions from its customers and employees, and there could be a negative impact on Acreage’s ability to attract future acquisition opportunities. Failure to complete the Floating Share Agreement or a change in the terms of the Floating Share Agreement could each have a material adverse effect on Acreage’s business, financial condition and results of operations and its ability to comply with the covenants and conditions set forth in the Existing Arrangement Agreement.

Market overhang risk

Upon completion of the Floating Share Arrangement and assuming completion of the Acquisition, a significant number of additional Canopy Shares will be issued and available for trading in the public market. Such increase in the number of Canopy Shares available for trading in the public market may lead to sales of such Canopy Shares, or the perception that such sales may occur (commonly referred to as “market overhang”), either of which may adversely affect the market for, and the market price of, the Canopy Shares.

Nasdaq listing and share consolidation

The Canopy Shares are listed for trading on the TSX and the Nasdaq. In order to maintain the listing of the Canopy Shares on the Nasdaq, Canopy must comply with the Nasdaq’s continued listing requirements and standards, which stipulate that the Canopy Shares must maintain a minimum bid price of at least $1.00 per share (the “Minimum Share Price Listing Standard”). There can be no assurance that there will be sufficient liquidity of the Canopy Shares, nor that Canopy will be able to meet the Minimum Share Price Listing Standard on an ongoing basis. In order for Canopy to regain compliance with the Minimum Share Price Listing Standard in the event that the trading price of the Canopy Shares drops below $1.00, Canopy may be required to consolidate (or reverse split) the issued and outstanding Canopy Shares into a lesser number of issued and outstanding Canopy Shares. This would have a dilutive effect on the Floating Shareholders that receive Canopy Shares pursuant to the Floating Share Arrangement. If Canopy is unable to regain compliance with the Minimum Share Price Listing Standard, the Canopy Shares may be subject to delisting from the Nasdaq.

Canopy cannot finance Canopy USA

In October 2017, the TSX issued a staff notice (the “TSX Staff Notice”), warning that listed issuers with ongoing business activities that are in violation of United States federal law regarding marijuana are not compliant with applicable listing requirements (the “TSX Listing Requirements”). Furthermore, the TSX Staff Notice made clear that the concept of “ongoing business activities” would be interpreted broadly to include: (i) activities related to the cultivation, distribution or possession of cannabis in the United States (a “U.S. Cannabis Business”); (ii) commercial interests or arrangements with a U.S. Cannabis Business that are similar in substance to ownership or investment; (iii) providing services or products that are specifically designed for, or targeted as, a U.S. Cannabis Business; or (iv) commercial interests or arrangements with entities providing such services or products to a U.S. Cannabis Business.

As a result of the foregoing, Canopy cannot finance the business or operations of Canopy USA for so long as Canopy is listed on the TSX or the TSX Listing Requirements remain subject to the TSX Staff Notice. There can be no assurance that Canopy USA will be able to generate sufficient funds required for its operations without external funding, which may dilute Canopy’s as-converted interest in Canopy USA. Further, there can be no assurance that Canopy USA will be able to obtain and maintain financing on acceptable terms, or at all. In the event that Canopy USA is unable to obtain or maintain sufficient financing, the value of the Canopy Shares may decline as the business, growth and prospects of Canopy USA may be materially adversely impacted thereby impacting the consolidated financial statements of Canopy and its own future business, growth and prospects.

The Canopy Shares to be received by Floating Shareholders as a result of the Floating Share Arrangement will have different rights from the Floating Shares

Upon completion of the Floating Share Arrangement, Floating Shareholders will no longer be shareholders of Acreage, a company governed by the BCBCA, but will instead be shareholders of Canopy, a corporation governed by the CBCA. There may be important differences between the current rights of Floating Shareholders and the rights to which such shareholders will be entitled as shareholders of Canopy under the CBCA and Canopy’s constating documents. Shareholder rights under the CBCA are in many instances comparable to those under the BCBCA; however, there are several differences.

Anticipated benefits of integration with Canopy USA may not materialize

It is anticipated that Canopy USA will exercise its option to acquire 100% of the shares of Jetty (the “Jetty Option”) and 100% of the shares of Wana (the “Wana Option”). If such options are exercised, upon completion of the Floating Share Arrangement, it is anticipated that Canopy USA’s business will involve the integration of companies that previously operated independently. Such integration may present challenges for Canopy USA, including the integration of the operations, systems and personnel, and special risks, including possible unanticipated liabilities, unanticipated costs, diversion of time and attention and the loss of key employees. The difficulties Canopy USA may encounter in the transition and integration process could have an adverse effect on the revenues, level of expenses and operating results of Canopy and Canopy USA. If actual results are less favourable than anticipated, the business, results of operations, financial condition and liquidity of Canopy and Canopy USA could be materially adversely impacted.

The ability to realize the benefits of the Floating Share Arrangement may depend in part on successfully consolidating functions and integrating operations, procedures and personnel in a timely and efficient manner, as well as on Canopy USA’s ability to realize the anticipated growth opportunities and synergies, efficiencies and cost savings from integrating the businesses of Acreage with Wana and Jetty, in the event the Wana Option and the Jetty Option are exercised.

Operational, strategic and staffing decisions have not yet been made. These decisions, coupled with the integration of Acreage, Wana and Jetty, in the event the options to acquire ownership of these entities is exercised, into Canopy USA’s operations, may present challenges, including the integration of systems and personnel, and special risks, including possible unanticipated liabilities, unanticipated costs, and the loss of key employees. The performance of Canopy USA after completion of the Floating Share Arrangement could be adversely affected if Canopy USA cannot attract and retain key employees to assist in its operations. As a result of these factors, it is possible that the expected cost reductions and synergies may not be realized.

It is expected that integration will require the dedication of substantial effort, time and resources, which may divert the focus of Canopy USA and resources from other strategic opportunities following completion of the Floating Share Arrangement, as well as from operational matters. The amount and timing of the synergies hoped to be realized may not occur as planned. In addition, the integration process may result in the disruption of ongoing business that may adversely affect the ability of Canopy USA and Canopy to achieve the anticipated benefits of the Floating Share Arrangement.

The anticipated benefits of the strategy involving Canopy USA may not be realized

Achieving the benefits anticipated through Canopy USA depends in part on the ability of Canopy USA to effectively capitalize on its scale, to realize the anticipated capital and operating synergies, to profitably sequence the growth prospects and to maximize the potential of its growth opportunities. The ability to realize these benefits from the proposed acquisitions of Acreage, Wana and Jetty by Canopy USA may depend, in part, on successfully consolidating certain functions and integrating operations, procedures and personnel in a timely and efficient manner, and on Canopy USA’s ability to realize the anticipated growth opportunities and synergies. The integration of Acreage with Wana and Jetty, in the event the Wana Option and Jetty Option are exercised, by Canopy USA will require the dedication of substantial effort, time and resources on the part of Canopy USA which may divert time, focus and resources from other strategic opportunities available to Canopy USA and from operational matters during this process. In addition, the integration process could result in disruption of existing relationships with suppliers, employees, customers and other constituencies of each company. There can be no assurance that Canopy USA will be able to integrate the operations of each of the businesses successfully or achieve any of the synergies or other benefits that are anticipated.

Operational and strategic decisions with respect to the integration of Acreage with Wana and Jetty, in the event the Wana Option and Jetty Option are exercised, have not yet been made and may present challenges. It is possible that the integration process could result in the inability to attract and retain key employees, the disruption of the respective ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the ability to maintain relationships with clients, suppliers, employees or to achieve the anticipated benefits. The performance of Canopy USA could be adversely affected if Canopy USA cannot attract and retain key employees. Any inability of Canopy USA to successfully integrate the operations could have a material adverse effect on the business, financial condition and results of operations of Canopy and Canopy USA.

Canopy may not be able to renegotiate its debt to Greenstar

Greenstar holds $100 million aggregate principal amount of outstanding unsecured subordinated senior promissory notes issued by Canopy which mature on July 15, 2023. Greenstar, in its early warning report filed under Canopy’s profile on SEDAR dated October 26, 2022, and Canopy have each announced their intention to negotiate an exchange of such notes for Exchangeable Canopy Shares if the Canopy Capital Reorganization is authorized by Canopy’s shareholders at the special meeting of Canopy shareholders to be called for such purposes (the “Canopy Meeting”). There can be no assurance that the Canopy Capital Reorganization will be approved at the Canopy Meeting, or if it is, that negotiations for such exchange will be successful. If Canopy is not able to successfully negotiate the exchange of such notes for Exchangeable Canopy Shares, the maturity of such notes on July 15, 2023 will require repayment of the notes in cash, which may result in financial difficulty for Canopy. This may result in a decline in the market value of the Canopy Shares, and a resulting negative impact on the value that Floating Shareholders will realize upon completion of the Floating Share Arrangement.

Upon the closing of the Floating Share Arrangement, Shareholders will own shares of Canopy whose management team will not have the ability to direct or manage the operations of Canopy USA

Current Shareholders will not receive shares of Canopy USA as part of the Floating Share Arrangement but only shares of Canopy yet upon the closing of the Floating Share Arrangement, Canopy USA will hold all of the Acreage Shares. Canopy does not have the ability to direct or manage the operations of Canopy USA. The interests of Canopy USA may not coincide with the interests of Canopy and its shareholders and, consequentially, management of Canopy USA may not necessarily act in accordance with the best interests of the shareholders of Canopy. To the extent that conflicts of interests may arise, Canopy USA may act in a manner adverse to Canopy and its shareholders.

Canopy may issue additional equity securities

Canopy may issue equity securities to finance its activities, including in order to finance acquisitions. In addition, if Canopy is successful in negotiating the exchange of certain outstanding promissory notes owed to Greenstar for Exchangeable Canopy Shares (see “Canopy may be unable to renegotiate its debt to Greenstar” above), additional Exchangeable Canopy Shares will be issued, which will be convertible into Canopy Shares. Following any issuance of additional equity securities by Canopy, whether prior to or following the completion of the Floating Share Arrangement, the ownership interest of Floating Shareholders in Canopy upon such completion of the Floating Share Arrangement may be diluted, and some or all of Canopy’s financial measures on a per share basis may be reduced. Moreover, if Canopy’s intention to issue additional equity securities becomes publicly known, the price of the Canopy Shares may be materially adversely affected.

The Acquisition will affect the rights of Floating Shareholders

Following the completion of the Floating Share Arrangement, Floating Shareholders will no longer have an interest in Acreage, its assets, revenues or profits. In the event that the actual value of Acreage’s assets or business as at the Effective Date (as defined in the Floating Share Agreement), exceeds the value of Acreage implied by the exchange ratio of 0.4500 of a Canopy Share to be issued for each Floating Share exchanged pursuant to the Floating Share Arrangement (the “Exchange Ratio”), holders of Floating Shares will not be entitled to additional consideration.

Adverse U.S. federal income tax consequences

For U.S. federal income tax purposes, the Floating Share Arrangement is expected not to qualify as a reorganization under Section 368(a) of the Code and is expected to be a fully taxable transaction. U.S. Holders may be required to pay substantial U.S. federal income taxes in connection with the Floating Share Arrangement. Assuming the Floating Share Arrangement does not qualify as a reorganization under Section 368(a) of the Code, a U.S. Holder that receives Canopy Shares in exchange for Floating Shares would generally recognize a capital gain or loss equal to the difference between the fair market value of the Canopy Shares received and the U.S. Holder’s adjusted tax basis in the Floating Shares exchanged therefor. For additional information, see the section entitled “Certain United States Federal Income Tax Considerations”. Special rules apply to Non-U.S. Holders based on their particular circumstances. There is a risk that such Non-U.S. Holders could be subjected to U.S. federal income tax under certain circumstances.

Canopy is subject to certain restrictions of the TSX and the Nasdaq, which may constrain its ability to expand its business in the United States

The Canopy Shares are currently listed on the TSX and the Nasdaq. So long as Canopy continues to be listed on the TSX and the Nasdaq, Canopy must comply with their requirements and guidelines when conducting business, particularly when pursuing opportunities in the United States.

In October 2017, the TSX issued the TSX Staff Notice, which notes that listed issuers with ongoing business activities that are in violation of United States federal law regarding marijuana are not compliant with the TSX Listing Requirements. Should the TSX determine that Canopy is in violation of the TSX Listing Requirements, the TSX may initiate a delisting review. Although Canopy believes that it complies with all applicable laws and regulations, including the TSX Listing Requirements, there is a risk that Canopy’s interpretation may differ from that of the TSX. Canopy’s failure to comply with the TSX Listing Requirements could result in a delisting of the Canopy Shares from the TSX, or the denial of Canopy’s application (the “Listing Application”) to list the Canopy Shares issuable to the Floating Shareholders on the TSX. The denial of Canopy’s Listing Application could, among other things: (i) result in the failure to satisfy the condition precedent to completion of the Floating Share Arrangement that all required court approvals and other regulatory approvals be obtained, such that the Floating Share Agreement will be terminated, and the Floating Share Arrangement will not be completed; (ii) have a material adverse effect on the trading price of the Canopy Shares; or (iii) have a material adverse effect on Canopy’s business, financial condition and results of operations.

While the Nasdaq has not issued official rules specific to the cannabis or hemp industry, stock exchanges in the United States, including the Nasdaq, have historically refused to list certain cannabis related businesses, including cannabis retailers, that operate primarily in the United States. Failure to comply with any requirements imposed by the Nasdaq could result in the delisting of the Canopy Shares from the Nasdaq, or the denial of any application to have additional securities listed on the Nasdaq, which could have a material adverse effect on the trading price of the Canopy Shares. See “Regulatory Matters — Stock Exchange Matters”.

If Canopy USA acquires Wana, Jetty or the Fixed Shares of Acreage without structural amendments to Canopy’s interest in Canopy USA, the listing of the Canopy Shares on the Nasdaq Stock Market may be jeopardized

Canopy’s listings on the TSX and Nasdaq prohibit Canopy from investing in, or acquiring, state regulated, but federally illegal, businesses in the United States cannabis market until a change in United States federal law occurs or Canopy delists the Canopy Shares from the TSX and Nasdaq and lists on an alternative exchange that does not prohibit investments in United States cannabis businesses. While Canopy believes that it currently complies with all applicable laws and regulations, as well as the applicable cannabis related policies of the TSX and Nasdaq, Canopy’s interpretation may differ from those of the stock exchanges now or in the future, and therefore, the TSX or Nasdaq could allege that Canopy violates the exchange’s cannabis-related policies.

Canopy has advised that it expects to consolidate the financial statements of Canopy USA in accordance with U.S. GAAP, including the financial statements of Acreage, Wana and Jetty once those acquisitions have been completed by Canopy USA. On December 7, 2022, Canopy received a letter from Nasdaq Regulation requesting certain information and stating, among other things, its position that companies that consolidate “the assets and revenues generated from activities in violation under federal law cannot continue to list on Nasdaq.” Canopy has advised that it expects to continue dialogue with Nasdaq Regulation regarding its position. Representatives of Nasdaq have expressed to representatives of Canopy that the exchange was comfortable with the formation of Canopy USA, the Reorganization and Canopy holding Canopy USA Non-Voting Shares. Representatives of Nasdaq have also indicated to representatives of Canopy that Nasdaq Rule 5205(c) requires Nasdaq to determine compliance with the listing standards based on a company’s financial statements. Canopy has advised that it disagrees with Nasdaq’s application of Nasdaq Rule 5205(c) since Nasdaq Rule 5205(c) merely refers to a company’s initial listing and continued listing qualifications expressly enumerated in the Nasdaq Rules and does not address the matter of the legality of the revenues reported within a company’s financial statements. Accordingly, Canopy has advised that it intends to continue its dialogue with Nasdaq Regulation as it believes that the “qualifications” referenced in Nasdaq Rule 5205(c) cannot refer to a standard that does not exist within the Nasdaq Rules nor, intuitively, can accounting treatment form the basis for a conclusion with respect to compliance with laws.

Canopy has advised that it is hopeful that another exchange will seek to determine Canopy’s compliance with its listing requirements on the basis of applicable laws. In the event that neither Nasdaq nor another exchange is comfortable with financial consolidation of Canopy USA and Nasdaq initiates a delisting process, Canopy has advised that it intends to vigorously appeal such a decision.

There is significant judgment in applying the guidance with respect to consolidation of a variable interest entity under U.S. GAAP, particularly given the highly-structured, nuanced and novel nature of Canopy’s interest in Canopy USA. No precedent has been identified by Canopy with respect to the accounting treatment under U.S. GAAP. Canopy USA was structured to ensure that Canopy does not currently have the ability to direct or manage the operations of Canopy USA. The Protection Agreement provides for stringent negative covenants in favor of Canopy that limit a wide variety of corporate and operational decisions of Canopy USA without the consent of Canopy. Canopy considers that in the aggregate, given the disproportionality of economics to stated power over the operations and strategy of Canopy USA, the limited exposure to the economics of Canopy USA for shareholders other than Canopy, the negative covenants contained in the Protection Agreement and the fact that the third-party investors in Canopy USA had pre-existing business relationships with Canopy, based on the current structure of Canopy’s ownership in Canopy USA, consolidation of Canopy USA by Canopy was deemed to most appropriately result in compliance with the requirements of U.S. GAAP despite Canopy’s inability to direct or manage the operations of Canopy USA. In addition, Canopy advised that it believes that consolidating the financial statements of Canopy USA under U.S. GAAP provides investors of Canopy with a more fulsome, accurate and detailed understanding of the financial position and profit and loss for Canopy overall despite Canopy’s inability to direct or manage the operations of Canopy USA. However, in the event that financial consolidation of Canopy USA is not acceptable to either Nasdaq or another exchange and Canopy is unsuccessful in an appeal with respect to a delisting on Nasdaq, Canopy has advised that it intends to amend the structure of its interest in Canopy USA and the terms of the Protection Agreement and Canopy USA’s Limited Liability Company Agreement such that Canopy would not be required to consolidate the financial results of Canopy USA into Canopy’s financial statements. Such changes may include: (1) reducing Canopy’s economic interest in Canopy USA on an as- converted basis to no greater than 90%, (2) reducing the number of managers on Canopy USA’s board of managers from four to three, including, reducing Canopy’s nomination right to a single manager, (3) modifying the terms of the protection agreement entered into among Canopy, 11065220 Canada Inc. and Canopy USA dated October 24, 2022 (the “Protection Agreement”) and Canopy USA’s Limited Liability Company Agreement in order to eliminate certain negative covenants, and (4) modifying the terms of the agreements with third-party investors in Canopy USA to, among other things, eliminate their right to guaranteed returns. Accordingly, Canopy has advised that it does not believe there is any circumstance in which the amendment proposal will result in a delisting from Nasdaq unless there is a concurrent listing on another exchange. Nonetheless, there can be no assurance that Canopy will be able to successfully amend the structure of Canopy’s interest in Canopy USA, as well as the terms of the Protection Agreement and Canopy USA’s Limited Liability Company Agreement such that Canopy would not be required to consolidate the financial results of Canopy USA into Canopy’s financial statements. In addition, there can be no assurance that the SEC will agree with Canopy’s proposed accounting treatment of Canopy USA. Accordingly, there can be no assurance that Canopy will remain listed on Nasdaq or any other exchange on which the Canopy Shares are currently listed on, which could have a material adverse effect on the trading price of the Canopy Shares, as well as Canopy’s business, financial condition and results of operations. In the event of a delisting from a stock exchange, there is no assurance that Canopy will be able to satisfy the conditions required to list on an alternative stock exchange.

A delisting could adversely impact the liquidity of the Canopy Shares

The Canopy Shares are currently listed on the TSX and the Nasdaq. During the 12-month period ended December 31, 2022, approximately 78% of the trading volume of the Canopy Shares took place on the Nasdaq. If the Canopy Shares are delisted from the Nasdaq, there may be a reduction in the liquidity of the Canopy Shares. The pool of potential purchasers of Canopy Shares could also become more limited as a result. Accordingly, a purchase or sale of Canopy Shares may take longer to complete unless Canopy was able to list the Canopy Shares on an alternative exchange. Any inability to purchase and sell Canopy Shares on a timely basis in sufficient quantities could have a material adverse effect on the market price of the Canopy Shares or the ability of Canopy to complete future equity financings on terms favourable to it.

Canopy’s ability to meet its debt obligations may have an adverse impact on its capital position, business and operations

Canopy’s publicly available interim financial statements as of and for nine months ended December 31, 2022 reflect a net loss and negative cash flow from operating activities for the nine months ended December 31, 2022. Canopy has approximately C$337.38 million in debt maturing in 2023, including certain notes owed to Greenstar (see “Canopy may be unable to renegotiate its debt to Greenstar”) above. Canopy and Greenstar have each indicated their intention to negotiate an exchange of such debt for Exchangeable Canopy Shares if the Canopy Capital Reorganization is approved at the Canopy Meeting. If such negotiations are not successful, and Canopy is unable or does not have the resources to repay or refinance such debt coming due in 2023, that may have an adverse impact on Canopy’s capital position, business and operations and, consequentially, the liquidity and price of the Canopy Shares.

Risk of a change of control of Canopy USA but not Canopy

There can be no assurance that Canopy will maintain its ownership interest in Canopy USA. If Canopy divests its ownership interest in Canopy USA, whether as a result of a forced divestiture or by voluntary sale, Floating Shareholders will no longer have an interest in Canopy USA or its U.S. cannabis investments previously held by Canopy.

The Reorganization may not be acceptable to certain of Canopy’s financial lenders or other capital providers

Although the sale of cannabis is permissible at the state level in a number of states in United States, cannabis continues to be categorized as a controlled substance under the Controlled Substances Act, and the cultivation, distribution, sale and possession of cannabis remains federally illegal in the United States. As such, the Controlled Substances Act may still be enforced against individuals and companies operating in states in which the sale of cannabis is permissible. This poses a risk that certain of Canopy’s lenders or other capital providers may choose not to engage in business with Canopy if it is believed that Canopy is in contravention of the Controlled Substances Act. If one or more of such providers terminates its relationship with Canopy as a result of its strategy to accelerate its entry into the United States cannabis industry through the creation of Canopy USA (the “Reorganization”), it could have a material adverse effect on Canopy, including its reputation and ability to conduct business, its financial position, operating results, profitability or liquidity or the market price of its listed securities.

Prior to the Effective Time, Acreage is restricted from taking certain actions pursuant to the Floating Share Arrangement

The Floating Share Agreement restricts Acreage from taking specified actions until the earlier of the (12:00 a.m. (Vancouver time) on the Effective Date (the “Effective Time”) and the time that the Floating Share Agreement is terminated in accordance with its terms, including issuing additional Floating Shares subject to certain exceptions, without the consent of Canopy which may adversely affect the ability of Acreage to execute certain business strategies. These restrictions may prevent Acreage from pursuing certain business opportunities that may arise prior to the Effective Time.

Ability to integrate successfully

The Floating Share Arrangement will involve the integration of companies that previously operated independently. The ability to realize the benefits of such transactions will depend in part on successfully consolidating functions and integrating operations, procedures and personnel in a timely and efficient manner, as well as the ability to realize the anticipated growth opportunities and synergies, efficiencies and cost savings from integrating Acreage’s businesses. Operational and strategic decisions and staffing decisions have not yet been made. The loss of the services of Acreage personnel and key employees following the Effective Date, whether as a direct result of the completion of the transaction, inability to retain such personnel due to a change of job requirements thereafter, or otherwise the inability to successfully integrate, or an inability to attract other suitably qualified persons when needed, could have a material adverse effect on the ability of Canopy and Canopy USA to execute on the business plan and strategy, and Canopy and Canopy USA may be unable to find adequate replacements on a timely basis, or at all.

Risks if the Floating Share Arrangement is not completed and Canopy acquires the Fixed Shares

Pursuant to the Floating Share Agreement, Canopy has irrevocably waived the Floating Call Option to acquire the Floating Shares pursuant to the Existing Arrangement. If the Floating Share Arrangement is not completed, the Fixed Call Option may have already been exercised pursuant to the Floating Share Agreement. If the Fixed Call Option has not yet been exercised, Canopy will still retain the right to acquire all of the Fixed Shares pursuant to the Fixed Call Option under the Existing Arrangement. If the Fixed Call Option is exercised in either such scenario and Canopy USA acquires the Fixed Shares, it is anticipated that Canopy USA will beneficially own approximately 70% of the voting rights attached to all the outstanding Acreage Shares at the Acquisition Time.

Risks relating to holding Floating Shares in a company with a majority controlling shareholder

In the event that the Floating Share Arrangement is not completed but the Acquisition is completed, following the Acquisition Time until the End Date, the Existing Arrangement Agreement provides that Canopy will have certain rights including, without limitation, the right to nominate a majority of the Acreage Board, pre-emptive rights, top-up rights, approval rights and certain audit and inspection rights. In addition, there will be a number of restrictions imposed on Acreage, including, without limitation, restrictions regarding the payment of dividends, Acreage’s merger and acquisition activities, acquisitions, divestitures, amendments to constating documents, the issuance of certain securities and entering into any agreements that limit

Acreage’s ability to compete, in each case without the consent of Canopy. Floating Shareholders will have little or no influence on the conduct of Acreage’s business and affairs.

By virtue of becoming the controlling shareholder of Acreage, together with the rights and restrictions in the Existing Arrangement Agreement, Canopy will have the power to exercise decisive influence over Acreage. There are no guarantees that Canopy’s interests will align with the interests of Acreage or the interests of its Floating Shareholders. As a result, Acreage could be prevented from entering into transactions that could be beneficial to Acreage or its Floating Shareholders, and third parties will likely be discouraged from making a take-over bid for all of the Floating Shares as a result of the existence of a controlling shareholder. Any such transaction would likely involve payment of an amount of consideration per Floating Share less than would have been received by the holders pursuant to the Floating Share Arrangement. If a third-party were to offer to acquire all of the Fixed Shares from Canopy, holders of Floating Shares would have no “coattail rights” which would oblige such a third-party to offer to acquire the Floating Shares on the same terms. In addition, any sale of a substantial number of Floating Shares by a controlling shareholder could cause the market price of the Floating Shares to decline.

There may not be an active trading market for the Floating Shares

In the event that the Fixed Shares are acquired upon exercise of the Fixed Call Option pursuant to the Existing Arrangement and the Floating Share Arrangement is not completed, notwithstanding that it is proposed that the Floating Shares will remain listed for trading on the CSE, such listing may not provide significant liquidity, and the Floating Shares may not trade at prices advantageous to Floating Shareholders. An active or liquid trading market in the Floating Shares may not continue following the Acquisition Time. It is possible that low demand for the Floating Shares may make it difficult, or impossible, for a Floating Shareholder to sell their Floating Shares. Therefore, the sale of Floating Shares may take more time or require Floating Shareholders to accept a sale at a lower price. In addition, the market price of the Floating Shares may be subject to fluctuation, whether or not due to fluctuations in Acreage’s operating results and financial condition, which could, in turn, result in substantial losses being incurred by Floating Shareholders.

Limited ability to pursue strategic and organic growth opportunities without Canopy’s consent

The Existing Arrangement Agreement includes certain covenants in favour of Canopy that will apply following the Acquisition Time until the End Date. Such covenants include, among other things, the right to nominate a majority of the Acreage Board, pre-emptive rights, top-up rights, approval rights and certain audit and inspection rights. In addition, during such time there will be a number of restrictions imposed on Acreage, including, without limitation, restrictions regarding the payment of dividends, Acreage’s merger and acquisition activities, acquisitions, divestitures, amendments to Acreage’s constating documents, the issuance of certain securities and entering into any agreements that limit Acreage’s ability to compete, in each case without the consent of Canopy.

As a result, following the Acquisition Time, Acreage will be subject to a number of constraints. Acreage is not permitted to pursue various strategic and other business opportunities without obtaining Canopy’s consent. In the event Canopy does not provide its consent, Acreage may fail to execute on its business objectives and may not be able to pursue strategic and organic growth opportunities, which may have a material adverse effect on Acreage’s business, financial condition, results of operations and prospects.

Canopy USA may compete or divert opportunities to its other investees that participate in the U.S. cannabis industry

Canopy USA may compete with the business of Acreage. There is a risk that there will be situations when the interests of Canopy USA conflict with the interests of Acreage or Canopy Shareholders. Any increased competitive pressure against Acreage from Canopy, its Subsidiaries, Canopy USA or any investee companies after the Acquisition Time may have a material adverse effect on Acreage’s business, financial condition, results of operations and prospects.

Additional risks and uncertainties, including those currently unknown or considered immaterial by Acreage, Canopy and Canopy USA, may also adversely affect the business of Acreage or Canopy following completion of the Acquisition.

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

Lowered market price of the Floating Shares

The current price of the Floating Shares may reflect a market assumption that the transactions contemplated pursuant to the Floating Share Agreement will occur. A failure to complete the transactions contemplated pursuant to the Floating Share Agreement may result in a material decline in the price of the Floating Shares. Financial markets may experience significant price and volume fluctuations that affect the market prices of equity securities of companies that are unrelated to the operating performance, underlying asset values or prospects of such companies. Accordingly, the market price of the Floating Shares may decline even if Shareholder Approval is obtained. There can be no assurance that continuing fluctuations in price and volume will not occur before the Floating Share Arrangement is completed.

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

There is no guarantee that the Fixed Shares will trade at a price that reflects our performance or at a price relative to the trading price of the Canopy Shares based upon the the exchange ratio of 0.3048 of a Canopy Share for each Fixed Share exchanged pursuant to the Existing Arrangement, subject to adjustment in accordance with the Existing Arrangement and the Existing Arrangement Agreement (the “Fixed Exchange Ratio”). Given the uncertainties regarding the completion of the Acquisition, it is possible the Fixed Shares will trade at a significant discount to the Fixed Exchange Ratio.

Floating Shares may not trade at prices that reflect the Exchange Ratio and will not trade at an intrinsic value.

Until the Effective Date, there is no guarantee that the Floating Shares will trade at a price that reflects the performance of Acreage or at a price relative to the trading price of the Canopy Shares based upon the Exchange Ratio. Given the uncertainties regarding the completion of the Floating Share Arrangement, it is possible the Floating Shares will trade at a significant discount to the Exchange Ratio. Moreover, the intrinsic value of the Floating Shares is indeterminate.

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

The Initial Business Plan has been prepared based on the assumption that certain regulatory initiatives legalizing recreational cannabis will be approved in Connecticut, Massachusetts, New York, Pennsylvania, Illinois, New Jersey, Maine and Ohio within a proximate timeframe. If some or all of the anticipated regulatory initiatives do not occur in the foregoing states within the contemplated timeline, or at all, it will have a significant adverse impact on our ability to meet the Pro-Forma Net Revenue Targets and Consolidated Adj. EBITDA Targets prescribed in the Initial Business Plan, which will likely result in an Interim Failure to Perform that could lead to a Material Failure to Perform and ultimately, a Failure to Perform.

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

On January 26, 2023 the FDA announced that it would not be promulgating regulations for the use of CBD in foods, beverages or supplements until a new regulatory framework, implemented in tandem with Congress, is established. In its release FDA noted that based upon available evidence, it is not apparent how CBD products could meet safety standards for dietary supplements or food additives, and that therefore it did not intend to pursue rulemaking allowing the use of CBD in dietary supplements or conventional foods. It also noted that FDA would continue to take action against CBD and other cannabis-derived products to protect the public, in coordination with state regulatory partners, and would remain diligent in monitoring the marketplace, identifying products that pose risks and taking appropriate enforcement actions within its authority.

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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters are located at 366 Madison Ave, 14th floor, New York, New York, 10017. The following table sets forth our owned and leased locations by geographic location as of December 31, 2022. The Company has entered into sale-and-leaseback transactions with GreenAcreage Real Estate Corp. and will continue to enter into such transactions with real estate investment trusts when deemed beneficial to the Company’s strategy. As a result, the Company’s real estate profile may continue to shift to leased properties.
The tables and footnotes below summarize the Company’s real estate profile as of December 31, 2022:
Retail Facilities:

Regions	Operational	In Development	Owned	Leased
Connecticut	3	—	—	3
Maine	4	—	—	4
Massachusetts	2	—	—	2
New Jersey	3	—	—	3
New York	4	—	—	4
Illinois	2	—	1	1
Ohio	5	—	—	5
Total	23	—	1	22

Cultivation/Processing Facilities

Regions	Operational	In Development	Owned	Leased
Maine	1	—	—	1
Massachusetts	2	—	—	2
New Jersey	1	—	—	1
New York	1	—	—	1
Pennsylvania	1	—	—	1
Illinois	1	—	1	—
Ohio	1	—	1	—
California	1	—	—	1
Total	9	—	2	7

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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company has three classes of issued and outstanding shares: Class E subordinate voting shares (“Fixed Shares”), the Class D subordinate voting shares (“Floating Shares”) and the Class F multiple voting shares. The Company’s Fixed Shares and Floating Shares are listed on the Canadian Securities Exchange under the symbols “ACRG.A.U” and “ACRG.B.U”, respectively, quoted on the OTCQX under the symbols “ACRHF” and “ACRDF”, respectively, and traded on the Frankfurt Stock Exchange under the symbols “0VZ1” and “0VZ2”, respectively.

Holders

As of April 14, 2023, there were 828 holders of record of the Fixed Shares and 818 holders of record of the Floating Shares, including CDS & Co. and Cede & Co., which are the nominees for holding shares on behalf of brokerage firms in Canada and the U.S., respectively, each as a single holder of record.

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
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview—This section provides a general description of the Company’s businesses, its strategic objectives, as well as developments that occurred during the years ended December 31, 2022 and 2021 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the years ended December 31, 2022, 2021 and 2020. This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the years ended December 31, 2022, 2021 and 2020, as well as a discussion on the Company’s outstanding debt and commitments that existed as of December 31, 2022. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.
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

As of December 31, 2022, Acreage owned and operated a total of twenty-three dispensaries - four in New York, three in New Jersey, three in Connecticut, two in Massachusetts, two in Illinois, five in Ohio, and four in Maine. As of December 31, 2022, Acreage owned and operated a total of nine cultivation and processing facilities, one each in California, Illinois, Maine, New Jersey, New York, Ohio and Pennsylvania, respectively, and two in Massachusetts.
Strategic Priorities
The Company believes its focused strategy is the key to continued improvements in its financial results and shareholder value. For the past few years, the Company was focused on three key strategic objectives - accelerating growth in its core markets, driving profitability, and strengthening the balance sheet. For 2023 and onwards, the Company has modified its strategic objectives in response to Company and industry developments - focus on cash, accelerate growth in core markets with core brands and prepare for Canopy USA.
Focus on Cash: A combination of economic conditions, lack of regulatory change and industry competition impacting pricing has negatively impacted the Company’s ability to generate cash flow to support operational requirements and capital activities. Additionally, these factors have likely limited the additional capital that might be available to the Company. While these factors continue, the Company will focus on maximizing the cash flow generated by operating activities and limit capital expenditures to only those projects that can be funded from existing resources and are expected to generate near-term returns.
Accelerating Growth in Core Markets with Core Brands: Through prior acquisitions and capital expenditures, management believes Acreage is well positioned for future success in several key markets as regulations regarding the use of cannabis continue to evolve. The Company will continue to focus its growth on its core markets where it can take advantage of and expand on the presence already established. Additionally, the Company has developed a portfolio of core brands that resonate with its customers. The Company will focus on ensuring that these core brands feature prominently in the markets where they are available.
Prepare for Canopy USA: During the fourth quarter of 2022, the Company entered into a new strategic arrangement with Canopy Growth that, would allow Canopy Growth to acquire 100% of Acreage by (i) waiving its existing Floating Share option and entering into a new Floating Share acquisition agreement; and (ii) committing to exercise its Fixed Share option, all subject to required approvals and terms of the related agreements. (see Part I, Item 1. Business - “Canopy Growth Corporation Arrangement”). Throughout 2023, the Company will take all steps necessary to prepare for the eventual closing of this transactions.
Highlights from the year ended December 31, 2022:
•On October 24, 2022, the Company entered into a new strategic arrangement with Canopy Growth that would allow Canopy Growth to acquire 100% of Acreage by (i) waiving its existing Floating Share option and entering into a new Floating Share acquisition agreement; and (ii) committing to exercise its Fixed Share option, all subject to the required shareholder and regulatory approvals and other closing conditions as described in the related agreements.
•On October 24, 2022, the Company amended its existing credit facility to provide immediate access to $25 million and increased flexibility through revised covenants. Subsequent to year end, the facility was further amended to allow for an additional draw of $15 million to be used for capital expenditures and to limit the total draws under the facility to $140 million.

•During the fourth quarter of 2022, the Company’s social equity joint ventures with our social equity partner in Connecticut was approved for both a Disproportionately Impacted Area Cultivation License and an Adult-use Cannabis Retailer license.
•The Company achieved total consolidated revenue growth of 26% as compared with the year ended December 31, 2021.
•Adjusted EBITDA for the year ended December 31, 2022 was $34.8 million, compared to adjusted EBITDA of $24.6 million during the same period in 2021. This marks eight consecutive quarters of positive adjusted EBITDA, further validating management's refocused strategic plan. Refer to section “Non-GAAP Information” in this Item 2 for discussion of Adjusted EBITDA as a non-GAAP measure.
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
•On April 25, 2022, the Company commenced adult-use operations in New Jersey, offering a range of products from our flagship brand The Botanist for adult-use sales.

Operational and Regulation Overview (all amounts in thousands, except per share amounts)

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
Results of Operations
The following table presents selected financial data derived from the consolidated financial statements of the Company for the years ended December 31, 2022, 2021 and 2020. The selected financial information set out below may not be indicative of the Company’s future performance.
Summary Results of Operations

				Better/(Worse)		Better/(Worse)
in thousands, except per share amounts	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%	$	%
Revenues, net	$237,138	$188,859	$114,545	$48,279	26%	$74,314	65%
Net operating loss	(143,093)	(47,071)	(364,811)	(96,022)	(204)	317,740	87
Net loss attributable to Acreage	(139,876)	(63,010)	(286,588)	(76,866)	(122)	223,578	78
Basic and diluted loss per share attributable to Acreage	$(1.28)	$(0.60)	$(2.92)	$(0.68)	(113)%	$2.32	79%
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

				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%	$	%
Retail revenue, net	$181,479	$127,306	$86,380	$54,173	43%	$40,926	47%
Wholesale revenue, net	54,499	58,183	27,971	(3,684)	(6)	30,212	108
Other revenue, net	1,160	3,370	194	(2,210)	(66)	3,176	n/m
Total revenues, net	$237,138	$188,859	$114,545	$48,279	26%	$74,314	65%
Cost of goods sold, retail	(94,783)	(65,776)	(51,018)	(29,007)	(44)	(14,758)	(29)
Cost of goods sold, wholesale	(40,610)	(27,201)	(14,369)	(13,409)	(49)	(12,832)	(89)
Total cost of goods sold	$(135,393)	$(92,977)	$(65,387)	$(42,416)	(46)%	$(27,590)	(42)%
Gross profit	$101,745	$95,882	$49,158	$5,863	6%	$46,724	95%
Gross margin	43%	51%	43%		(8)%		8%
n/m - Not Meaningful
Year ended December 31, 2022 vs. 2021
Total revenues for the year ended December 31, 2022 grew by $48,279, or 26%, compared with 2021. On a comparative basis, total revenue increased by $49,606 due to the acquisitions of (i) Greenleaf Ohio in October 2021, (ii) certain Maine operations and (iii) CWG in May 2021 and was offset by decreases of $4,790 due to the decreased performance and ultimate divestiture of the Company’s operations in Oregon in July 2022 and the divestiture of Acreage Florida in April 2021. Additionally, total revenue for the prior comparative year ended December 31, 2021 included (i) $2,530 of previously unrecognized management fees, some of which related to prior periods and (ii) a bulk wholesale sale transaction of $1,500 that did not recur. Excluding these acquisitions and divestitures/closures, the impact of total revenue declines in the Company’s Oregon operations and the non-recurring transactions for the year ended December 31, 2021, total revenue increased by $7,493, or 4%, for the year ended December 31, 2022, as compared to fiscal 2021.
Retail revenue for the year ended December 31, 2022 grew by $54,173, or 43%, compared with 2021. Excluding the impact of acquisitions and divestitures/closures, as well as declines in the Company’s Oregon operations prior to their ultimate sale, retail revenue increased by $13,397, or 11%, for the year ended December 31, 2022 compared to the year ended 2021. This organic growth was primarily driven by increased demand and production across various states.
Wholesale revenue for the year ended December 31, 2022 decreased by $3,684, or 6%, compared to fiscal 2021. The modest decline in wholesale revenue was primarily due to price compression and decreased wholesale demand in select markets. Additionally, wholesale revenue for the year ended December 31, 2022 increased by $4,040 due to acquisitions that have occurred over the prior 24 months which were somewhat offset by a bulk wholesale sale transaction of $1,500 in the second quarter of 2021 that did not recur.
Retail cost of goods sold increased $29,007, or 44%, for the year ended December 31, 2022 compared to 2021, which was generally consistent with the 43% increase in retail revenue. Price compression in select markets was offset by cost efficiencies.
Wholesale cost of goods sold increased $13,409, or 49%, for the year ended December 31, 2022 compared to 2021, which outpaced the 6% decrease in wholesale revenue. Wholesale cost of goods sold increased due to $11,145 of non-cash inventory adjustments made in the year ended December 31, 2022 as a result of (i) excess inventory in select markets, (ii) reducing the carrying value of wholesale inventory to reflect the lower of cost and net realizable value and (iii) increased costs due to inflation. Excluding these non-cash inventory adjustments, wholesale costs of goods sold increased $2,264 or 8%. Cost increases and product mix shifts drove the increase in wholesale cost of goods sold.
Gross profit increased $5,863, or 6%, for the year ended December 31, 2022 to $101,745 from $95,882 in 2021, and Gross margin decreased from 51% of revenue for the year ended December 31, 2021 to 43% of revenue in 2022, or (8)%, due to the factors discussed above. Efficiencies gained from further economies of scale were unable to offset overall selling price declines, cost increases due to inflation, and the aforementioned wholesale non-cash inventory adjustments. Excluding the non-cash inventory adjustments, margin decreased to 47%.
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
Retail revenue for the year ended December 31, 2021 grew by $40,926, or 47%, compared with 2020. Excluding the impact of acquisitions and divestitures/closures, retail revenue increased by $11,497 for the year ended December 31, 2021 compared to fiscal 2020. This organic growth was primarily driven by increased demand and production across various states, and new store openings and was partially offset by retail revenue declines of $3,337 in non-core states (Oregon).
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
Finally, total revenue for the year ended December 31, 2021 included $3,370 of management fees, a portion of which related to prior fiscal periods. Refer to Note 3 in the Consolidated Financial Statements for further discussion on acquisitions, divestitures, assets held-for-sale.
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

Revenue by region				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%	$	%
New England	$63,969	$73,925	$48,325	$(9,956)	(13)%	$25,600	53%
Mid-Atlantic	77,217	58,869	37,300	18,348	31	21,569	58
Midwest	91,437	43,764	17,347	47,673	109	26,417	152
West	4,515	11,680	10,206	(7,165)	(61)	1,474	14
South	—	621	1,367	(621)	(100)	(746)	(55)
Total revenues, net	$237,138	$188,859	$114,545	$48,279	26%	$74,314	65%

n/m - Not Meaningful
Total operating expenses

Total operating expenses consist primarily of loss on impairments, compensation expense at our corporate offices as well as operating subsidiaries, professional fees, which includes, but is not limited to, legal and accounting services, depreciation and other general and administrative expenses.

Operating expenses				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%	$	%
General and administrative	$38,248	$32,026	$50,469	$(6,222)	(19)%	$18,443	37%
Compensation expense	55,905	45,769	41,704	(10,136)	(22)	(4,065)	(10)
Equity-based compensation expense	10,138	19,946	92,064	9,808	49	72,118	78
Marketing	3,204	1,643	1,820	(1,561)	(95)	177	10
Impairments, net	121,706	32,828	188,023	(88,878)	(271)	155,195	83
Loss on notes receivable	7,219	7,869	8,161	650	8	292	4
Write down (recovery) of assets held-for-sale	874	(8,616)	11,003	(9,490)	n/m	19,619	n/m
Legal settlements (recoveries)	(335)	372	14,555	707	n/m	14,183	97
Depreciation and amortization	7,879	11,116	6,170	3,237	29	(4,946)	(80)
Total operating expenses	$244,838	$142,953	$413,969	$(101,885)	(71)%	$271,016	65%

n/m - Not Meaningful
Year ended December 31, 2022 vs. 2021
Total operating expenses for the year ended December 31, 2022 were $244,838, an increase of $101,885, or 71%, compared with 2021. The primary drivers of the increase in operating expenses were as follows:
•General and administrative expenses increased $6,222 during the year ended December 31, 2022 compared with 2021, primarily due to increases in (i) costs associated with the Company’s expanded operations from both organic growth and acquisitions, (ii) professional fees, which was driven by professional and consulting fees incurred and (iii) an increase in the cost of insurance, fees, permits and licenses.
•Compensation expense increased $10,136 during the year ended December 31, 2022 as compared with 2021, primarily due to increased headcount required to manage the Company’s expanded operations, including the acquisitions of certain Maine operations, CWG, and Greenleaf during the period, as well as certain non-recurring retention payments made in the current period.
•Equity-based compensation expense decreased $9,808, or 49%, during the year ended December 31, 2022 as compared with 2021, primarily due to benefits associated with reorganization efforts undertaken in prior periods, resulting in the acceleration of restricted share vesting for certain employees and previously issued awards becoming fully vested and cancelled in prior periods. Additionally, no annual grants were issued to employees under the Company’s normal long-term incentive plan until July 2022 for the current year-to-date period.
•Impairments, net of $121,706 for the year ended December 31, 2022 was primarily driven by $100,866 of impairments charges related to intangible assets and $16,590 of impairment charges related to goodwill, respectively.
•The loss on notes receivable for the year ended December 31, 2022 and December 31, 2021 is due to the determination that the payment for certain notes receivables were doubtful based on the most recent information available to the Company.
•Write down (recovery) of assets held-for-sale of $874 for the year ended December 31, 2022 related to the Company’s Oregon operations, Write down (recovery) of assets held-for-sale of for the year ended December 31, 2021 were due to a recovery that was attributable to the Company agreeing on terms to sell Acreage Florida, and determining that the fair value less costs to sell its Acreage Florida disposal group increased $8,616 in excess of its previously written down value.
•Depreciation and amortization expenses decreased by $3,237 during the three months ended December 31, 2022 compared with 2021, primarily due to an acceleration of the amortization of certain intangible assets as a result of a reduction in the expected useful lives of such assets during the year ended December 31, 2021.
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
Total other income (loss)

Other income (loss)				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%	$	%
Income (loss) from investments, net	$241	$(3,549)	$98	$3,790	n/m	$(3,647)	n/m
Interest income from loans receivable	1,619	4,824	6,695	(3,205)	(66)%	(1,871)	(28)
Interest expense	(24,036)	(19,964)	(15,853)	(4,072)	(20)	(4,111)	(26)
Other income (loss), net	6,596	10,408	(3,487)	(3,812)	(37)	13,895	n/m
Total other loss	$(15,580)	$(8,281)	$(12,547)	$(7,299)	(88)%	$4,266	34%

n/m - Not Meaningful
Year ended December 31, 2022 vs. 2021
Total other loss for the year ended December 31, 2022 was $15,580, an increase of $7,299 compared with 2021. The primary drivers of the decrease in Total other income (loss) were as follows:
•Income (loss) from investments, net of $241 for the year ended December 31, 2022 has increased $3,790 as compared with 2021 due to improved performance of certain investments held by the Company.
•Interest income from loans receivable of $1,619 for the year ended December 31, 2022 has declined $3,205 as compared with 2021 due to a reduction in loans receivable outstanding during the comparative period.
•Interest expense for the year ended December 31, 2022 of $24,036 increased by $4,072 as a result of the Company having a larger debt balance as compared to 2021.

•Other income, net for the year ended December 31, 2022 of $6,596 decreased by $3,812 as compared with 2021. Other income, net for the year ended December 31, 2022 was primarily related to a gain on the sale of the Company’s Oregon operations of $3,189. Other income, net for the year ended December 31, 2021 was primarily related to a gain on the sale of Acreage Florida of $11,682 and was partially offset by the loss on the subsequent sale of notes receivable received as consideration from the buyer of Acreage Florida of approximately $2,000 and by losses related to the disposal of capital assets related to Form Factory.

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

Net loss

Net loss				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%	$	%
Net loss	$(168,695)	$(73,157)	$(360,118)	$(95,538)	(131)%	$286,961	80%
Less: net loss attributable to non-controlling interests	(28,819)	(10,147)	$(73,530)	(18,672)	(184)	63,383	86
Net loss attributable to Acreage Holdings, Inc.	$(139,876)	$(63,010)	$(286,588)	$(76,866)	(122)%	$223,578	78%

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

Adjusted EBITDA				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%	$	%
Net loss (U.S. GAAP)	$(168,695)	$(73,157)	$(360,118)
Income tax expense	10,022	17,805	(17,240)
Interest expense, net	22,417	15,140	9,158
Depreciation and amortization(1)	14,818	14,276	6,170
EBITDA (non-GAAP)	$(121,438)	$(25,936)	$(362,030)	$(95,502)	368%	$336,094	93%
Adjusting items:
Loss (income) from investments, net	(241)	3,549	(98)
Impairments, net	121,330	30,698	188,023
Non-cash inventory adjustments	11,145	—	—
Loss on extraordinary events(2)	376	2,130	—
Loss on notes receivable	7,219	7,869	8,161
Write down (recovery) of assets held-for-sale	874	(8,616)	11,003
Legal settlements, net	(335)	372	14,555
Gain on business divestiture	(4,006)	(11,802)	—
Equity-based compensation expense	10,138	19,946	92,064
Transaction costs	—	—	3,114
Other non-recurring expenses(3)	9,786	6,428	15,701
Adjusted EBITDA (non-GAAP)	$34,848	$24,638	$(29,507)	$10,210	41%	$54,145	n/m

n/m - Not Meaningful
(1) Depreciation and amortization for the years ended December 31, 2022 and 2021 contains depreciation and amortization included in cost of goods sold.
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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and uses of cash (all amounts in thousands, except per share amounts)
The Company’s primary uses of capital include operating expenses, income taxes, capital expenditures and the servicing of outstanding debt. The Company’s primary sources of capital include funds generated by cannabis sales as well as financing activities. Through December 31, 2022, the Company had primarily used private financing as a source of liquidity for short-term working capital needs and general corporate purposes.
As of December 31, 2022, the Company had cash of $24,067. The Company’s ability to fund its operations, capital expenditures, acquisitions, and other obligations depends on its future operating performance and ability to obtain financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond the Company’s control.
The Company’s future contractual obligations include the following:
Leases
As of December 31, 2022, the Company had future operating lease obligations and future finance lease obligations of $37,135 and $15,507, respectively, with $4,518 and $722 payable within the next twelve months, respectively. The Company leases land, buildings, equipment and other capital assets which it plans to use for corporate purposes in addition to the production and sale of cannabis products. Leases with an initial term of 12 months or less are not recorded on the Consolidated Statements of Financial Position and are expensed in the Consolidated Statements of Operations on the straight-line basis over the lease term. The Company does not have any material variable lease payments, and accounts for non-lease components separately from leases. Refer to Note 8 of the Consolidated Financial Statements for further discussion.

Debt
As of December 31, 2022, the Company had outstanding debt with varying maturities for an aggregate principal amount of $215,080 (net of $16,645 of unamortized discounts and debt issuance costs), with $1,584 payable within the remaining twelve months. The Company has related future interest payments of $78,903, with $21,667 payable within the remaining twelve months. In March 2023, the Company reached an agreement with its lenders that would allow it to draw a further $15,000 under its current Credit Agreement, but such funds would be restricted for use to only eligible capital expenditures. As part of this agreement, the Company has agreed to not draw additional funds under the Credit Agreement. Refer to Notes 10 and 18 of the Consolidated Financial Statements for further discussion.
The Company expects that its total readily available funds of $24,067 as of December 31, 2022 and its further ability to obtain private and/or public financing, will be adequate to support the future obligations discussed above as well as the capital needs of the existing operations and expansion plans over the next twelve months. Additionally, the Company has a further $15,000 of long-term debt available from its committed debt facilities, but such funds are restricted for use to only eligible capital expenditures. Further, in February 2023, the Company filed for certain Employee Retention Tax Credits (“ERTC”) where we expect to receive approximately $15,000, less applicable agent fees and other expenses. On April 11, 2023, the Company sold, with recourse, the rights to receive certain Employee Retention Tax Credits (“ERTC”) with an aggregate receivable value of $14.3 million for total proceeds of $12.1 million. Refer to Note 2 of the Consolidated Financial Statements for further discussion.

Cash flows
Cash and cash equivalents, restricted cash, and cash held for sale were $24,067 as of December 31, 2022, which represents a net decrease of $20,434 for the year ended December 31, 2022. The following table details the change in cash, cash equivalents, restricted cash and cash related to assets held for sale for the year ended December 31, 2022 and 2021.

Cash flows				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%	$	%
Net cash used in operating activities	$(50,095)	$(40,530)	$(67,678)	$(9,565)	(24)%	$27,148	40%
Net cash provided by (used in) investing activities	(9,609)	43,369	(69,302)	(52,978)	n/m	112,671	n/m
Net cash provided by (used in) financing activities	39,270	(12,977)	165,019	52,247	n/m	(177,996)	n/m
Net increase (decrease) in cash, cash equivalents, restricted cash, and cash held for sale	$(20,434)	$(10,138)	$28,039	$(10,296)	(102)%	$(38,177)	n/m

n/m - Not Meaningful
Net cash used in operating activities
During the year ended December 31, 2022, the Company used $50,095 of net cash in operating activities, which represented an increase of $9,565, or 24%, when compared with 2021. Although the reported net loss increased by $95,538 during the year ended December 31, 2022 when compared to the same period of 2021, the net loss excluding non-cash items such as impairments, equity-based compensation, write-offs and recoveries, gains and losses on disposals and depreciation and amortization increased by $12,159 when compared to the same period of 2021. Additionally, cash used in operating activities for the year ended December, 2021 benefited from a difference in the timing of tax payments.
During the year ended December 31, 2021, the Company used $40,530 of net cash in operating activities, which represents a reduction of $27,148, or 40%, when compared with 2020. Excluding non-cash items such as impairments, equity-based compensation, write-offs, gains and losses on disposals and depreciation and amortization in the net operating income (loss), this improved operating income was a result of revenue increases exceeding increases in costs of goods sold, which was underscored by a decrease in non-cash expenditures. Additionally, the cash used in operating activity during the year ended December 31, 2021 included cash used to fund increases in working capital due to the expanded operations.
Net cash provided by (used in) investing activities
During the year ended December 31, 2022, the Company used $9,609 of net cash through investing activities compared to $43,369 of net cash provided by investing activities for 2021, which represented a change of $52,978. Net cash used in investing activities for the year ended December 31, 2022 included (i) $19,382 on the purchase of capital assets and intangibles and (ii) $3,400 paid for short-term investments, which was partially offset by (iii) the collection of notes receivable of $8,356, (iv) $3,400 in proceeds from the disposal of short-term investments, and (v) $1,417 in distributions from investments.

During the year ended December 31, 2021, the Company provided $43,369 of net cash through investing activities. Net cash provided by investing activities during 2021 included (i) $54,607 of proceeds from divestitures and the related sales of promissory notes (ii) $14,033 of proceeds from the collection of notes receivable and (iii) $7,000 of insurance proceeds which was partially offset by $33,249 spent on capital expenditures to build out the Company’s owned operations.
During the year ended December 31, 2020, the Company used $69,302, of net cash through investing activities. Net cash used in investing activities during 2020 was primarily driven by the long-term investments of $35,067, the acquisition of CCF for $9,983, net of cash acquired, $15,477 spent on capital expenditures to build out our owned operations and $14,809 advanced to entities, net of collections. This was partially offset by proceeds received from the sale of capital assets and the proceeds from the sale of Acreage North Dakota, LLC for $4,756 and $997, respectively.
Net cash provided by (used in) financing activities
During the year ended December 31, 2022, the Company had $39,270 of net cash provided by financing activities compared to $12,977 of net cash used in financing activities for 2021, which represented a change of $52,247. Net cash provided by financing activities for the year ended December 31, 2022 included (i) $46,685 of net proceeds from financing and was partially offset by (ii) $5,534 of capital distributions to non-controlling interest and (iii) $1,881 of repayments of debt.
During the year ended December 31, 2021, the Company used $12,977, of net cash through Financing activities. Net cash used in financing activities during 2021 included (i) repayment of debt of $91,039 and was partially offset by $81,407 related to financing proceeds.
During the year ended December 31, 2020, the Company provided $165,019 of net cash through financing activities. Net cash provided by financing activities during 2020 was primarily driven by proceeds from raising $31,117 as a result of the proceeds from a private placement and the issuance of warrants, $160,587 related to financing proceeds, $7,100 of related party debt proceeds, as well as $22,000 related to collateral received pursuant to a portion of the financing proceeds. This is partially offset by the repayment debt of $25,821, repayment of short-term related party debt of $22,100 as well as payments of deferred financing costs of $7,864.
Capital Resources
Capital structure and debt
Our debt outstanding as of December 31, 2022 and 2021 is as follows:

Debt balances	December 31, 2022	December 31, 2021
Financing liability (failed sale-leaseback)	$15,253	$15,253
Finance lease liabilities	5,306	5,245
7.50% Loan due April 2026	31,288	30,763
6.10% Secured debenture due September 2030	46,502	46,050
Note due December 2024	3,167	4,750
Prime rate credit facilities due January 2026, as amended	113,564	68,673
Total debt	$215,080	$170,734
Less: current portion of debt	1,584	1,583
Total long-term debt	$213,496	$169,151
Commitments and contingencies
Commitments
The Company provides revolving lines of credit to several third parties. Refer to Note 6 of the Consolidated Financial Statements for further discussion.

Arrangement with Canopy Growth
On June 19, 2019, the shareholders of the Company and of Canopy Growth separately approved the Prior Plan of Arrangement involving the two companies. Subsequently, on September 23, 2020, Acreage and Canopy Growth entered into an amending agreement and the Amended Arrangement became effective on September 23, 2020.
During the fourth quarter of 2022, the Company entered into a new strategic arrangement with Canopy Growth that, would allow Canopy Growth to acquire 100% of Acreage by (i) waiving its existing Floating Share option and entering into a new Floating Share acquisition agreement; and (ii) committing to exercise its Fixed Share option, all subject to required approvals and terms of the related agreements.
Refer to Note 13 of the Consolidated Financial Statements for further discussion.
Advisor fee
In connection with the Prior Plan of Arrangement, the Company entered into an agreement with its financial advisor providing for a fee payment of $7,000 in either cash, Acreage shares or Canopy Growth shares, at the discretion of the Company, upon the successful acquisition of Acreage by Canopy Growth. During the fourth quarter of 2022, the Company amended the terms of the agreement with its financial advisors providing for a fee payment of $3,000 in cash, less a $500 initial payment, and $2,000 in shares of the Company, upon the successful acquisition of Acreage by Canopy Growth.

Tax Receivable Agreement

The Company is a party to (i) a tax receivable agreement dated November 14, 2018 and subsequently amended (the “Tax Receivable Agreement”) between the Company, certain current and former unit holders of HSCP and, Canopy Growth and Canopy USA and (ii) tax receivable bonus plans dated November 14, 2018 and subsequently amended (the “Tax Receivable Bonus Plans”) between the Company and certain directors, officers, consultants of the Company, Canopy Growth and Canopy USA (together the “Tax Receivable Recipients”). Under the Tax Receivable Agreement and the Tax Receivable Bonus Plans, the Company is required to make cash payments to the Tax Receivable Recipients equal to 85% of the tax benefits, if any, that the Company actually realizes, or in certain circumstances is deemed to realize, as a result of (i) the increases in its share of the tax basis of assets of HSCP resulting from any redemptions or exchanges of Units from the HSCP Members, and (ii) certain other tax benefits related to the Company making payments under the Tax Receivable Agreement and the Tax Receivable Bonus Plan.

Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of December 31, 2022, for which no liabilities are recorded on the Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of December 31, 2022 and 2021, such amounts were not material.
Contingencies
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of December 31, 2022, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
The Company and its subsidiaries may be, from time to time, subject to various administrative, regulatory and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable, and the contingent liability can be reasonably estimated. Refer to Note 13 of the Consolidated Financial Statements for further discussion.
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
As of December 31, 2022, our goodwill held at our single reportable segment was $13,761.
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
•In order to risk-adjust the cash flow projections in determining value in use, we utilized an after-tax discount rate of approximately 12.74%.

Management assigned value to each input based on past experience and industry expectations. The tests performed through the year ended December 31, 2022 resulted in the impairment of certain finite and indefinite-lived intangible assets. Refer to Note 4 of the Consolidated Financial Statements for further discussion. The Company does not believe a slight change in the key assumptions would cause the recoverable amount of any non-impaired reporting unit to fall below its carrying amount.

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
Credit risk

The Company’s exposure to non-payment or non-performance by its counterparties is a credit risk. The maximum credit exposure as of December 31, 2022 is the carrying amount of cash and cash equivalents, restricted cash, and accounts, notes and other receivables. The Company does not have significant credit risk with respect to customers. The Company mitigates its credit risk on its notes and other receivables by securing collateral, such as capital assets, and by its review of the counterparties and their businesses. The Company considers a variety of factors when determining interest rates for notes receivable, including the creditworthiness of the counterparty, market interest rates prevailing at the note’s origination, and duration and terms of the note. The Company determined expected credit losses to be immaterial due to collateral held. Analysis of collateral held and future expected cash flows within the cannabis industry were considered in its expected credit loss assessment.
Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company endeavors to ensure that there is sufficient liquidity in order to meet short-term business requirements, after taking into account the Company’s cash holdings. As of December 31, 2022, the Company’s financial liabilities consist of accounts payable and accrued liabilities, lease liabilities and long-term debt. The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis.
As reflected in the Consolidated Financial Statements, the Company had an accumulated deficit as of December 31, 2022, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.
However, management believes that substantial doubt about the Company’s ability to meet its obligations for the next twelve months from the date these financial statements were issued has been alleviated due to, but not limited to, (i) continued sales growth from the Company’s consolidated operations, (ii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iii) expense reduction plans that have already been put in place to improve the Company’s results, (iv) the AFC-VRT credit facilities (refer to Note 10 for further discussion), as well as access to the U.S. public equity markets.

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

Interest rate risk

Interest rate risk is the risk that the fair value or the future cash flows of a financial instrument will fluctuate as a result of changes in market interest rates. As of December 31, 2022, the Company has total debt of $215,080, with $101,517 bearing fixed interest rates, and $113,564 bearing a variable interest rate. A hypothetical 200-basis point increase in interest rates would result in increased interest expense of $2,535 for the year ended December 31, 2023.
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
Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable. There have been no changes to the Company’s capital management approach during the year ended December 31, 2022.
As reflected in the Consolidated Financial Statements, the Company had an accumulated deficit as of December 31, 2022, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt about the Company’s ability to meet its obligations for the next twelve months from the date these financial statements were issued has been alleviated due to, but not limited to, (i) continued sales growth from the Company’s consolidated operations, (ii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iii) expense reduction plans that have already been put in place to improve the Company’s results, (iv) the AFC-VRT credit facilities (refer to Note 10 for further discussion), as well as access to the U.S. and Canadian public equity markets.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Acreage Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Acreage Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY
May 1, 2023

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$24,067	$43,180
Restricted cash	—	1,098
Accounts receivable, net	10,512	8,202
Inventory	49,446	41,804
Notes receivable, current	29,191	7,104
Assets held-for-sale	—	8,952
Other current assets	4,977	2,639
Total current assets	118,193	112,979
Long-term investments	34,046	35,226
Notes receivable, non-current	—	27,563
Capital assets, net	133,405	126,797
Operating lease right-of-use assets	22,443	24,598
Intangible assets, net	35,124	119,695
Goodwill	13,761	43,310
Other non-current assets	3,601	1,383
Total non-current assets	242,380	378,572
TOTAL ASSETS	$360,573	$491,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$29,566	$23,861
Taxes payable	24,226	24,572
Interest payable	2,575	1,432
Operating lease liability, current	2,443	2,145
Debt, current	1,584	1,583
Non-refundable deposits on sale	—	1,000
Liabilities related to assets held for sale	—	1,867
Other current liabilities	11,939	10,333
Total current liabilities	72,333	66,793
Debt, non-current	213,496	169,151
Operating lease liability, non-current	21,692	24,255
Deferred tax liability	9,623	27,082
Other liabilities	3,250	—
Total non-current liabilities	248,061	220,488
TOTAL LIABILITIES	320,394	287,281
Commitments and contingencies
Common stock, no par value - unlimited authorized, 112,437 and 106,903 issued and outstanding, respectively	—	—
Additional paid-in capital	760,529	756,536
Treasury stock, 842 common stock held in treasury	(21,054)	(21,054)
Accumulated deficit	(678,091)	(538,215)
Total Acreage Shareholders' equity	61,384	197,267
Non-controlling interests	(21,205)	7,003
TOTAL EQUITY	40,179	204,270

TOTAL LIABILITIES AND EQUITY	$360,573	$491,551
See accompanying Notes to Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
REVENUE
Retail revenue, net	$181,479	$127,306	$86,380
Wholesale revenue, net	54,499	58,183	27,971
Other revenue, net	1,160	3,370	194
Total revenues, net	237,138	188,859	114,545
Cost of goods sold, retail	(94,783)	(65,776)	(51,018)
Cost of goods sold, wholesale	(40,610)	(27,201)	(14,369)
Total cost of goods sold	(135,393)	(92,977)	(65,387)
Gross profit	101,745	95,882	49,158

OPERATING EXPENSES
General and administrative	38,248	32,026	50,469
Compensation expense	55,905	45,769	41,704
Equity-based compensation expense	10,138	19,946	92,064
Marketing	3,204	1,643	1,820
Impairments, net	121,706	32,828	188,023
Loss on notes receivable	7,219	7,869	8,161
Write down (recovery) of assets held-for-sale	874	(8,616)	11,003
Legal settlements (recoveries)	(335)	372	14,555
Depreciation and amortization	7,879	11,116	6,170
Total operating expenses	244,838	142,953	413,969

Net operating loss	$(143,093)	$(47,071)	$(364,811)

Income (loss) from investments, net	241	(3,549)	98
Interest income from loans receivable	1,619	4,824	6,695
Interest expense	(24,036)	(19,964)	(15,853)
Other income (loss), net	6,596	10,408	(3,487)
Total other loss	(15,580)	(8,281)	(12,547)

Loss before income taxes	$(158,673)	$(55,352)	$(377,358)

Income tax benefit (expense)	(10,022)	(17,805)	17,240

Net loss	$(168,695)	$(73,157)	$(360,118)

Less: net loss attributable to non-controlling interests	(28,819)	(10,147)	(73,530)

Net loss attributable to Acreage Holdings, Inc.	$(139,876)	$(63,010)	$(286,588)

Net loss per share attributable to Acreage Holdings, Inc. - basic and diluted:	$(1.28)	$(0.60)	$(2.92)

Weighted average shares outstanding - basic and diluted	109,690	105,087	97,981

See accompanying Notes to Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity	Non-controlling Interests	Total Equity
December 31, 2019	—	90,646	$615,678	$(21,054)	$(188,617)	$406,007	$88,787	$494,794
Issuances for private placement	—	6,085	27,887	—	—	27,887	—	27,887
Beneficial conversion feature on convertible note	—	—	523	—	—	523	—	523
Issuances on conversion of debenture	—	327	550	—	—	550	—	550
Issuance of warrants	—	—	3,229	—	—	3,229	—	3,229
NCI adjustments for changes in ownership	3,861	583	(3,395)	—	—	(3,395)	3,395	—
Capital contributions, net	—	—	—	—	—	—	26	26
Other equity transactions	—	276	754	—	—	754	—	754
Equity-based compensation expense and related issuances	—	3,333	92,064	—	—	92,064	—	92,064
Net loss	—	—	—	—	(286,588)	(286,588)	(73,530)	(360,118)
December 31, 2020	3,861	101,250	$737,290	$(21,054)	$(475,205)	$241,031	$18,678	$259,709
Purchase of non-controlling interest in subsidiary	—	—	(272)	—	—	(272)	(14)	(286)
NCI adjustments for changes in ownership	—	1,066	(1,063)	—	—	(1,063)	1,063	—
Capital distributions, net	—	—	—	—	—	—	(2,577)	(2,577)
Other equity transactions	—	98	635	—	—	635	—	635
Equity-based compensation expense and related issuances	—	4,489	19,946	—	—	19,946	—	19,946
Net loss	—	—	—	—	(63,010)	(63,010)	(10,147)	(73,157)
December 31, 2021	3,861	106,903	$756,536	$(21,054)	$(538,215)	$197,267	$7,003	$204,270
NCI adjustments for changes in ownership	—	—	(6,145)	—	—	(6,145)	6,145	—
Capital distributions, net	—	—	—	—	—	—	(5,534)	(5,534)
Other equity transactions	—	378	—	—	—	—	—	—
Equity-based compensation expense and related issuances	—	5,156	10,138	—	—	10,138	—	10,138
Net loss	—	—	—	—	(139,876)	(139,876)	(28,819)	(168,695)
December 31, 2022	3,861	112,437	$760,529	$(21,054)	$(678,091)	$61,384	$(21,205)	$40,179
See accompanying Notes to Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021		2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(168,695)	$(73,157)		$(360,118)
Adjustments for:
Depreciation and amortization	7,879	11,116		6,170
Depreciation and amortization included in COGS	5,782	3,146		—
Equity-based compensation expense	10,138	20,362		92,818
Gain on business divestiture	(3,490)	(11,814)		(217)
Loss on disposal of capital assets	49	2,284		2,461
Loss on impairment	121,706	32,828		188,023
Loss on notes receivable	7,219	7,869		8,161
Recovery on notes receivable	(1,107)	—		—
Bad debt expense	693	589		195
Non-cash interest expense	4,064	3,351		7,023
Non-cash operating lease expense	408	354		122
Loss on lease termination	297	—		—
Deferred tax income	(21,201)	(9,209)		(32,405)
Non-cash loss from investments, net	1,177	3,549		949
Other non-cash income, net	—	(4,700)		—
Write-down (recovery) of assets held-for-sale	874	(8,616)		11,003
Change, net of acquisitions in:
Accounts receivable, net	(4,398)	(6,268)	(1)	(933)	(1)
Inventory	(8,013)	(16,033)		(2,531)
Other assets	(3,264)	4,870	(1)	4,944	(1)
Interest receivable	(1,748)	(2,005)		(2,284)
Accounts payable and accrued liabilities	(2,412)	(2,564)		(11,572)
Taxes payable	(346)	9,787		10,233
Interest payable	1,143	(2,072)		3,213
Other liabilities	3,150	(4,197)		7,067
Net cash used in operating activities	$(50,095)	$(40,530)		$(67,678)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital assets	$(18,482)	$(33,049)		$(15,477)
Investments in notes receivable	—	(3,328)		(14,809)
Collection of notes receivable	8,356	14,033		254
Cash paid for long-term investments	—	—		(35,067)
Proceeds from business divestiture	—	24,407		997
Proceeds from sale of capital assets	—	5		4,756
Business acquisitions, net of cash acquired	—	1,750		(9,983)
Purchases of intangible assets	(900)	—		—
Distributions from investments	1,417	2,351		27
Insurance proceeds	—	7,000		—
Proceeds from sale of promissory notes	—	30,200		—
Cash paid for short-term investment	(3,400)	—		—
Proceeds from disposal of short-term investments	3,400	—		—
Net cash provided by (used in) investing activities	$(9,609)	$43,369		$(69,302)
CASH FLOWS FROM FINANCING ACTIVITIES:
See accompanying Notes to Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Proceeds from related party debt	$—	$—	$7,100
Repayment of related party loan	—	—	(22,100)
Proceeds from financing (refer to Note 14 for related party financing)	$50,000	$81,407	160,587
Deferred financing costs paid	(3,315)	(3,371)	(7,864)
Proceeds from issuance of private placement units and warrants, net	—	26	31,117
Collateral received from financing agreement	—	—	22,000
Repayment of debt	(1,881)	(91,039)	(25,821)
Capital distributions - non-controlling interests	(5,534)	—	—
Net cash provided by (used in) financing activities	$39,270	$(12,977)	$165,019
Net increase (decrease) in cash, cash equivalents, restricted cash, and cash held for sale	$(20,434)	$(10,138)	$28,039
Cash, cash equivalents, restricted cash, and cash held for sale - Beginning of period	44,501	54,639	26,600
Cash, cash equivalents, restricted cash, and cash held for sale - End of period	$24,067	$44,501	$54,639

RECONCILIATION OF CASH FLOW INFORMATION:
Cash and cash equivalents	$24,067	$43,180	$32,542
Restricted cash	—	1,098	$22,097
Cash held for sale	$—	$223	$—
Total cash, cash equivalents, restricted cash, and cash held for sale at end of period	$24,067	$44,501	$54,639
(1) Presentation of December 31, 2021 and 2020 figures have been revised, refer to Note 2 for further discussion.

	Year Ended December 31,
(in thousands)	2022	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid - non-lease	$17,605	$16,521	$5,617
Income taxes paid	32,534	16,381	3,027
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets not yet paid for	$5,125	$3,722	$2,479
Exchange of intangible assets to notes receivable	—	—	18,800
Holdback of Maine HSCP notes receivable	—	—	917
Promissory note conversion	—	10,880	10,087
Non-cash consideration related to business acquisition	—	44,996	—
Non-cash proceeds from business divestiture	7,850	34,475	—
Deferred tax liability related to business acquisition	—	—	3,077
Beneficial conversion feature	—	—	523
Convertible note conversion	—	—	550
Unpaid debt issuance costs	—	—	3,000
Exchange of investments in land and building	—	—	4,464
Non-cash proceeds from finance lease	5,785	—	—
Reclassification of assets held-for-sale to in-use	—	10,896	—

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
On October 24, 2022, the Company entered into an arrangement agreement (the “Floating Share Agreement”) with Canopy Growth and Canopy USA, LLC (“Canopy USA”), Canopy Growth’s newly-created U.S. domiciled holding company, pursuant to which, subject to approval of the holders of the Class D subordinate voting shares of Acreage (the “Floating Shares”) and the terms and conditions of the Floating Share Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares by way of court-approved plan of arrangement (the “Floating Share Arrangement”) for consideration of 0.4500 of a common share of Canopy Growth (each whole share a “Canopy Share”) in exchange for each Floating Share. Refer to Note 13 for further discussion.

2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and going concern

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next twelve months as of the date these financial statements are issued.

As reflected in the consolidated financial statements, the Company had an accumulated deficit as of December 31, 2022, as well as a net loss and negative cash flow from operating activities for the year ended December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt about the Company’s ability to meet its obligations for the next twelve months from the date these financial statements were issued has been alleviated due to, but not limited to, (i) continued sales growth from the Company’s consolidated operations, (ii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iii) expense reduction plans that have already been put in place to improve the Company’s results, (iv) the AFC-VRT credit facilities (refer to Notes 10 and 17 for further discussion), (v) proceeds from the sale (with recourse) of certain Employee Retention Tax Credits receivable subsequent to year end and (vi) access to the U.S. and Canadian public equity markets.

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
VIEs

In determining whether the Company is the primary beneficiary of a VIE, the Company assesses whether it has the power to direct matters that most significantly impact the activities of the VIE and have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. There were no material consolidated VIEs as of December 31, 2022 or December 31, 2021.
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
Cash and restricted cash, as presented on the Consolidated Statements of Cash Flows, consists of $24,067 and $— as of December 31, 2022, respectively, and $43,180 and $1,098 as of December 31, 2021, respectively.
Accounts receivable valuations

Accounts receivable are stated at their net realizable value. The allowance against gross trade receivables reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. As of December 31, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was $953 and $445, respectively.

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
Inventory is valued at the lower of cost and net realizable value, defined as estimated selling price in the ordinary course of business, less estimated costs of disposal. The Company measures inventory cost using specific identification for its retail inventory and the average cost method for its cultivation inventory. Cannabis inventory is classified as a current asset, even though part of such inventory may not be utilized within one year because of the duration of the cultivation, drying and conversion process.
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
•Level 1 - quoted prices (unadjusted) that are in active markets for identical assets or liabilities
•Level 2 - inputs that are observable for the asset or liability, either directly (prices) for similar assets or liabilities in active markets or indirectly (derived from prices) for identical assets or liabilities in markets with insufficient volume or infrequent transactions
•Level 3 - inputs for assets or liabilities that are not based upon observable market data
There were no material transfers in or out of Level 3 during the years ended December 31, 2022 and 2021 as the Company held investments in certain equity securities utilizing net asset value per share as a practical expedient, which are not categorized within the fair value hierarchy. The Company did not have any liabilities measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021.
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
Leases

The Company accounts for leases in accordance with ASC 842 - Leases. Further, the Company has made an accounting policy election to not recognize right of use assets or lease liabilities for leases with an initial term of 12 months or less, and to continue recognizing the related expense in the Consolidated Statements of Operations on a straight-line basis over the lease term. Sale-leasebacks are assessed to determine whether a sale has occurred under ASC 606 - Revenue from Contracts with Customers. If a sale is determined not to have occurred, the underlying “sold” assets are not derecognized and a financing liability is established in the amount of cash received. At such time that the lease expires, the assets are then derecognized along with the financing liability, with a gain recognized on disposal for the difference between the two amounts, if any.
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
Finite-lived intangible assets and other long-lived assets are tested for recoverability based on undiscounted cash flows when events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is determined not to be recoverable, the present value of expected future cash flows, or fair value, is compared to the carrying value of the asset. An impairment is booked for the excess of carrying value over the discounted cash flows (refer to Note 4 for further discussion).
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
The Company has unrecognized tax benefits (“UTBs”) of $6,536 and $7,695 as of December 31, 2022 and December 31, 2021, respectively, which are included in Other current liabilities in the Consolidated Statements of Financial Position. UTBs arise as a result of differences existing between a tax position taken or expected to be taken on a tax return and the benefit recognized and measured.
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
Net loss per share
Net loss per share represents the net loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis. Basic and diluted loss per share are the same as of December 31, 2022, 2021 and 2020, as the issuance of shares upon conversion, exercise or vesting of outstanding units would be anti-dilutive in each period. There were 47,694, 40,107 and 45,541 anti-dilutive shares outstanding as of December 31, 2022, 2021 and 2020, respectively (refer to Note 17 for further discussion).
Change in presentation
Note that certain items presented on the years ended December 31, 2021 and 2020, Consolidated Statements of Cash Flows, includes a change in presentation to conform to the current year presentation. There was no impact to our Consolidated Financial Statements as a result of this reclassification.
Accounting Pronouncements Recently Adopted
As of January 1, 2022, the Company adopted ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 attempts to simplify aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The adoption of ASU 2019-12 did not have a material effect on the Company’s consolidated financial statements.
As of January 1, 2022, the Company adopted ASU 2020-01 - Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The new standard clarifies the interaction of accounting for the transition into and out of the equity method. The new standard also clarifies the accounting for measuring certain purchased options and forward contracts to acquire investments. The adoption of ASU 2020-01 did not have a material effect on the Company’s consolidated financial statements.
As of January 1, 2022, the Company adopted ASU 2021-04 - Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Topic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), which clarifies existing guidance for freestanding written call options which are equity classified and remain so after they are modified or exchanged in order to reduce diversity in practice. The standard applies prospectively to modifications or exchanges that occur after it is adopted. The adoption of ASU 2021-04 did not have a material effect on the Company’s consolidated financial statements.

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

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
3.    ACQUISITIONS, DIVESTITURES AND ASSETS HELD FOR SALE
Acquisitions

During the year ended December 31, 2022, the Company did not complete any business acquisitions. During the year ended December 31, 2021, the Company completed the following business acquisitions, and has allocated the purchase price as follows:

Purchase Price Allocation	Greenleaf	CWG	Total
Assets acquired:
Cash and cash equivalents	$1,209	$828	$2,037
Inventory	2,692	1,200	3,892
Other current assets	1,520	347	1,867
Capital assets, net	22,923	3,312	26,235
Operating lease right-of-use asset	2,819	1,584	4,403
Goodwill	1,619	1,482	3,101
Intangible assets, net - cannabis licenses	17,000	3,200	20,200
Intangible assets, net - customer relationships	—	1,000	1,000
Other non-current assets	189	40	229
Liabilities assumed:
Accounts payable and accrued liabilities	(1,829)	(464)	(2,293)
Taxes payable	(33)	(68)	(101)
Operating lease liability, current	(315)	(193)	(508)
Other current liabilities	(294)	3	(291)
Operating lease liability, non-current	(2,504)	(1,391)	(3,895)
Fair value of net assets acquired	$44,996	$10,880	$55,876

Consideration paid:
Settlement of pre-existing relationship	44,996	10,880	$55,876
Total consideration	$44,996	$10,880	$55,876
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
Divestitures
In February 2021, a subsidiary of the Company entered into a definitive agreement and management services agreement to sell an indoor cultivation facility in Medford, Oregon ("Medford"), and a retail dispensary in Powell, Oregon ("Powell"), for total consideration of $3,000. In March 2022, the total consideration was reduced to $2,000. In April 2022, the Company sold all equity interests in Medford for an aggregate sale price of $2,000 and recognized a gain on sale of $290 for the year ended December 31, 2022 which was recorded in Other income (loss), net in the Consolidated Statements of Operations. The aggregate sales price consisted of $750 paid to the Company in February 2021 and $1,250 of promissory notes (refer to Note 6 for further discussion). In conjunction with the sale, the Company closed its dispensary in Powell. Further, the Company derecognized deferred tax liabilities of $375 related to Medford.
In September 2021, a subsidiary of the Company entered into a definitive agreement and management services agreements to sell, upon regulatory approval, four retail dispensaries in Oregon for total consideration of $6,500. In July 2022, the Company executed and closed an amendment to its previously announced asset purchase and services agreement for the sale of its four Oregon retail dispensaries (the “Amended Agreement”). Under the terms of the Amended Agreement, the sale price was reduced to $6,200 and the Company recognized a gain on sale of $3,189 for the year ended December 31, 2022 which was recorded in Other income (loss), net in the Consolidated Statements of Operations. The aggregate sales price consisted of a $250 payment previously made at the signing of the Original Agreement, plus an additional $100 in cash at closing. The remaining amount of $5,850 has been satisfied by a 36-month secured promissory note bearing interest at a rate of 12% per annum (the “Note”). Under the terms of the Note, quarterly interest payments commence on January 1, 2023, principal payments of $1,000 are due on January 1, 2024 and January 1, 2025, and the remaining principal is due on January 1, 2026.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
In April 2021, a subsidiary of the Company sold all equity interests in Acreage Florida, Inc. (“Acreage Florida”), for an aggregate sale price of $60,000. Acreage Florida is licensed to operate medical cannabis dispensaries, a processing facility and a cultivation facility in the state of Florida. The aggregate sales price consisted of approximately $21,500 in cash, $7,000 of the buyer’s common stock, subject to a rolling lock up restriction period ending one year after the disposition date, with the lock up expiring in monthly 1/6th increments beginning October 27, 2021, and secured promissory notes totaling approximately $31,500. This resulted in a gain on sale of $11,682 recorded in Other income (loss), net on the Consolidated Statements of Operations for the year ended December 31, 2021. The Company subsequently sold the promissory notes and recognized a net loss of $2,000 as discussed in Note 6. Further, the Company de-recognized deferred tax liabilities related to indefinite-lived intangible lived assets held by Acreage Florida of $6,044 as a result of the disposition in Other income (loss), net on the Consolidated Statements of Operations for the year ended December 31, 2021.
In December 2021, a subsidiary of the Company sold all equity interests in Maryland Medicinal Research & Caring, LLC (“MMRC”) for an aggregate sale price of $1,500. MMRC is licensed to operate a medical cannabis dispensary in Baltimore, Maryland. The aggregate purchase price consisted of approximately $1,500 in cash which was remitted in two equal payments in August 2020 and January 2022. This resulted in a gain on sale of $132 recorded in Other income (loss), net on the Consolidated Statements of Operations for the year ended December 31, 2021. Additionally, the Company de-recognized indefinite-lived and finite-lived intangible assets held by MMRC of $801 related to cannabis licenses.
Assets Held for Sale
As of December 31, 2022, the Company did not have any business or assets that met the held-for-sale criteria. As of December 31, 2021 the Company determined certain businesses and assets met the held-for-sale criteria. As such, the related assets and liabilities within these disposal groups were transferred into Assets held-for-sale and Liabilities related to assets held for sale on the Consolidated Statements of Financial Position.

During the year ended December 31, 2022, the Company tested each disposal group for impairment and recognized charges of $874 within Write down (recovery) of assets held-for-sale on the Consolidated Statements of Operations related to Medford and Powell. During the year ended December 31, 2021, the Company recognized a recovery of assets held-for-sale of $8,616 related to the Acreage Florida disposal group within Write down (recovery) of assets held-for-sale on the Consolidated Statements of Operations.

The table below presents the assets and liabilities classified as held for sale on the Consolidated Statements of Financial Position for the year ended December 31, 2021 and is subject to change based on developments during the sales process.

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

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(1) During the year ended December 31, 2022, the Company was unsuccessful in finding a satisfactory buyer for certain of its Michigan locations. As a result, the assets at these specific locations no longer meet the criteria for being classified as held-for-sale (refer to Note 7 for further discussion).
4.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets
The following table details the intangible asset balances by major asset classes:

Intangibles	December 31, 2022	December 31, 2021
Finite-lived intangible assets:
Management contracts	$—	$1,511
Customer relationships	1,000	1,000
Total finite-lived intangible assets	1,000	2,511
Accumulated amortization on finite-lived intangible assets:
Management contracts	—	(493)
Customer relationships	(1,000)	—
Total accumulated amortization on finite-lived intangible assets	(1,000)	(493)
Finite-lived intangible assets, net	—	2,018

Indefinite-lived intangible assets
Cannabis licenses	35,124	117,677

Total intangibles, net	$35,124	$119,695
The intangible assets balance as of December 31, 2021 excludes intangible assets reclassified to assets held-for-sale (refer to Note 3 for further discussion). As of December 31, 2022, the Company did not have assets classified as assets held-for-sale.

During the year ended December 31, 2022, the Company amended the purchase price allocation related to its acquisition of Greenleaf based upon final valuations within the measurement period (refer to Note 3 for further discussion). As a result, $17,000 was re-allocated from Goodwill to Intangible assets, net on the Consolidated Statements of Financial Position.

Impairment of intangible assets

Indefinite-lived intangible assets are evaluated for potential impairment on at least an annual basis using the multi-period excess earnings method (“MPEEM”). MPEEM is a form of income approach used in valuing intangible assets that isolates discounted future cash flows specifically attributed to the intangible asset. During the years ended December 31, 2022 and 2021, the Company performed a quantitative analysis and concluded certain of the indefinite-lived cannabis licenses had a fair value below the carrying value. Accordingly, during the year ended December 31, 2022, the Company recognized impairment charges of $100,866 with respect to its indefinite-lived intangible assets related to its operations in Connecticut, New York, Massachusetts, Illinois and California. Additionally, during the year ended December 31, 2021, the Company recognized impairment charges of $2,337 with respect to its indefinite-lived intangible assets related to its operations in Illinois and California. The charges are recognized in Impairments, net on the Consolidated Statements of Operations.

The Company assessed whether any events or changes in circumstances ("triggering events") indicated finite-lived intangible assets to be held-and-used would not be recovered. During the years ended December 31, 2022 and 2021, the Company identified triggering events for certain operations which operate under a management contract. The Company evaluated the recoverability of the asset by comparing the carrying value of the asset to the future net undiscounted cash flows expected to be generated by the asset. The carrying value was determined to not be recoverable and the Company proceeded to test the asset for impairment. During the years ended December 31, 2022 and 2021, the Company recognized an impairment charge of $731 and $4,891, respectively, due to changes in expected cash flows pursuant to a revised consulting services agreement. These charges are recognized in Impairments, net on the Consolidated Statements of Operations. The impairments resulted in the

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
recognition of a tax provision benefit and an associated reversal of deferred tax liabilities of $20,006 and $881 during the years ended December 31, 2022 and 2021.

Amortization expense associated with the Company’s intangible assets was $1,585, $7,752 and $2,789 for the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, all of the Company’s existing finite-lived intangible assets have been fully amortized.
Goodwill
The following table details the changes in the carrying amount of goodwill:

Goodwill	Total
December 31, 2020	$31,922
Acquisitions	19,800
Impairment	(12,631)
Other adjustments(1)	4,219
December 31, 2021	$43,310
Adjustment to purchase price allocation	(16,700)
Impairment	(16,590)
Other Adjustments(1)	3,741
December 31, 2022	$13,761
(1) Represents adjustments related to the remeasurement of certain deferred tax assets and related adjustments within the measurement period.
During the years ended December 31, 2022 and 2021, the Company completed its annual review of goodwill. For the year ended December 31, 2022, the Company recorded goodwill impairment charges of $16,590 with respect to its Connecticut, Massachusetts, California and New York reporting units. For the year ended December 31, 2021, the Company recorded goodwill impairment charges of 12,631 with respect to its Illinois and New Hampshire reporting units.

During the years ended December 31, 2022, the Company amended the purchase price allocation related to its acquisition of Greenleaf based upon final valuations within the measurement period (refer to Note 3 for further discussion). As a result, $17,000 was re-allocated from Goodwill to Intangible assets, net on the Consolidated Statements of Financial Position.

5.    INVESTMENTS
The carrying values of the Company’s investments in the Consolidated Statements of Financial Position as of December 31, 2022 and 2021 are as follows:

Investments	December 31, 2022	December 31, 2021
Investments held at FV-NI	$34,046	$35,226
Total long-term investments	$34,046	$35,226
Income (loss) from investments, net in the Consolidated Statements of Operations during the years ended December 31, 2022 and 2021 is as follows:

Investment income (loss)	Year Ended December 31,
	2022	2021	2020
Short-term investments	$4	$—	$—
Investments held at FV-NI	237	(3,549)	1,158
Equity method investments	—	—	(1,060)
Income (loss) from investments, net	$241	$(3,549)	$98

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
6.     NOTES RECEIVABLE

Notes receivable as of December 31, 2022 and December 31, 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Promissory notes receivable	$34,088	$27,260
Line of credit receivable	5,831	12,609
Interest receivable	4,147	2,834
Allowance for notes and interest receivables	(14,875)	(8,036)
Total notes receivable	$29,191	$34,667
Less: Notes receivable, current	29,191	7,104
Notes receivable, non-current	$—	$27,563
Interest income on notes receivable during the years ended December 31, 2022 and December 31, 2021 was $1,619 and $4,824, respectively.
The Company determined that the collectability of certain notes receivables is doubtful based on information available. As of December 31, 2022 and December 31, 2021, the Company’s allowance for notes receivable of $14,875 and $8,036, respectively, included $12,041 and $6,046 of principal outstanding and $2,834 and $1,990 of accrued interest, respectively, and represents the full value of such loan balances.
Activity during the year ended December 31, 2022

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

Activity during the year ended December 31, 2021

In March 2021, the Company entered into a revised consulting services and line of credit agreement with PATCC, whereby previously unrecognized management fees were settled for $2,500, which was recognized in Other revenue, net on Consolidated Statements of Operations during the years ended December 31, 2021. Pursuant to the revised line of credit agreement, the line of credit is non-interest bearing and will be repaid on a payment schedule with seven payments in the aggregate amount of $7,150 through June 2023.

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
In October 2021, the Company completed the acquisition of Greenleaf, an operator of cultivation, processing and retail facilities in Ohio. As a result of the acquisition, notes receivable and interest receivable of $42,043 related to Greenleaf were assumed and eliminated. This consisted of a $9,565 promissory note, which was comprised of principal and interest receivable of $9,554 and $11, respectively, and a $32,478 line of credit, which was comprised of the amount borrowed and interest receivable of $29,422 and $3,056, respectively. Refer to Note 3 for further discussion of the Greenleaf acquisition.
7.    CAPITAL ASSETS, net
Net property, plant and equipment consisted of:

	December 31, 2022	December 31, 2021
Land	$9,605	$3,777
Building	58,334	43,921
Right-of-use asset, finance leases	5,077	5,077
Furniture, fixtures and equipment	34,435	31,325
Leasehold improvements	46,811	51,646
Construction in progress	6,178	7,644
Capital assets, gross	$160,440	$143,390
Less: accumulated depreciation	(27,035)	(16,593)
Capital assets, net	$133,405	$126,797
Depreciation of capital assets for the years ended December 31, 2022, 2021, and 2020 includes $6,294, 3,364, and 3,381 of depreciation expense, and $7,631, $4,206, and $2,479 that was capitalized to inventory, respectively.
During the year ended December 31, 2022, the Company determined that it was unable to find a satisfactory buyer for the held-for-sale assets related to its Michigan operations and, as such, these assets were reclassified as held-and-used. This conclusion was considered a triggering event for capital asset impairment testing. Upon assessment, these specific capital assets were not considered to have future economic value. As such, the fair value of the assets was considered to be nil and the Company recognized an impairment charge of $1,907 within Impairments, net on the Statements of Operations during the year ended December 31, 2022. Refer to Note 3 for further discussion on changes in held-for-sale entities.
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
During the year ended December 31, 2021, the Company determined that it was unable to sell certain Held-for-Sale assets for acceptable proceeds and, as such, these assets were reclassified as Held-and-Used. The determination and reclassification of these assets was considered a triggering event for capital asset impairment testing. Upon assessment, these specific capital assets were not considered to have future economic value and were to be abandoned immediately as they were not in use while being held-for-sale. As such, the fair value of the assets was considered to be nil and the Company recognized an impairment charge of $6,719. Further, as the Company assesses its operating entities from time to time, the Company determined that additional capital assets were also not considered to have future economic value and were to be abandoned immediately. As such, the fair value of the assets was considered to be nil and the Company recognized an impairment charge of $3,189. The total impairment charge of $9,908 was recognized in Impairments, net on the Consolidated Statements of Operations for the year ended December 31, 2021. Refer to Note 3 for further discussion on changes in Held-for-Sale entities during the year ended December 31, 2021.
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

Balance Sheet Information	Classification	December 31, 2022	December 31, 2021
Right-of-use assets
Operating	Operating lease right-of-use assets	$22,443	$24,598
Finance	Capital assets, net	4,269	4,522
Total right-of-use assets		$26,712	$29,120

Lease liabilities
Current
Operating	Operating lease liability, current	$2,443	$2,145
Financing	Debt, current	1	—
Non-current
Operating	Operating lease liability, non-current	21,692	24,255
Financing	Debt, non-current	5,305	5,245
Total lease liabilities		$29,441	$31,645

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

		Year Ended December 31,
Statement of Operations Information	Classification	2022	2021	2020
Short-term lease expense	General and administrative	$245	$241	$1,258

Operating lease expense	General and administrative	4,939	4,437	6,252
Finance lease expense:
Amortization of right of use asset	Depreciation and amortization	254	254	161
Interest expense on lease liabilities	Interest expense	1,047	757	820
Sublease income	Other income (loss), net	—	—	(37)
Net operating and finance lease cost		$6,240	$5,448	$7,196

		Year Ended December 31,
Statement of Cash Flows Information	Classification	2022	2021	2020
Cash paid for operating leases	Net cash used in operating activities	$4,531	$4,083	$6,130
Cash paid for finance leases - interest	Net cash used in operating activities	$1,025	$680	$1,316
The following represents the Company’s future minimum payments required under existing leases with initial terms of one year or more as of December 31, 2022:

Maturity of lease liabilities	Operating Leases	Finance Leases
2023	$4,518	$722
2024	4,536	743
2025	4,500	766
2026	4,566	789
2027	4,123	812
Thereafter	14,892	11,675
Total lease payments	$37,135	$15,507
Less: interest	13,000	10,201
Present value of lease liabilities	$24,135	$5,306

Weighted average remaining lease term (years)	8	12
Weighted average discount rate	10%	12%
As of December 31, 2022, there have been no leases entered into that have not yet commenced.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
9.    INVENTORY
The Company’s inventory balance consists of the following:

	December 31, 2022	December 31, 2021
Retail inventory	$3,255	$3,331
Wholesale inventory	35,885	28,643
Cultivation inventory	7,133	6,367
Supplies & other	3,173	3,463
Total	$49,446	$41,804
Inventory is valued at the lower of cost and net realizable value (“NRV”), defined as estimated selling price in the ordinary course of business, less estimated costs of disposal. During the year ended December 31, 2022, the Company analyzed its inventory balances, and recorded wholesale inventory adjustments as a result of (i) having excess or obsolete inventory and (ii) reducing the carrying value to ensure inventory balances are properly recorded at the lower of cost and NRV. The Company recognized $11,145 of wholesale inventory adjustments within Cost of goods sold, wholesale on the Statements of Operations during the years ended December 31, 2022.
10.    DEBT
The Company’s debt balances consist of the following:

Debt balances	December 31, 2022	December 31, 2021
Financing liability (failed sale-leaseback)	$15,253	$15,253
Finance lease liabilities	5,306	5,245
7.50% Loan due April 2026	31,288	30,763
6.10% Secured debenture due September 2030	46,502	46,050
Note due December 2024	3,167	4,750
Prime rate credit facilities due January 2026, as amended	113,564	68,673
Total debt	$215,080	$170,734
Less: current portion of debt	1,584	1,583
Total long-term debt	$213,496	$169,151
Scheduled maturities of debt, excluding amortization of discount and issuance costs, are as follows:

2023	$1,584
2024	1,583
2025	—
2026	158,011
2027	39
Thereafter	70,508
Total payments (excluding amortization of discount and issuance costs)	$231,725
During the years ended December 31, 2022, 2021, and 2020 the Company incurred interest expense of $24,036, $19,964, and $15,853, respectively, on the Consolidated Statements of Operations. Interest expense for the years ended December 31, 2022, 2021, and 2020 included debt discount amortization of $1,601, $1,113, and $1,706, respectively, and amortization of debt issuance costs of $2,084, $2,528, and $2,520, respectively. As of December 31, 2022 and December 31, 2021, the Company had unamortized discount $6,093 and $6,194, respectively, and debt issuance costs of $10,552 and $6,320, respectively, which is netted against the gross carrying value of long-term debt in Debt, non-current on Consolidated Statements of Financial Position. Additionally, as of December 31, 2022 and December 31, 2021, the Company had accrued interest of $2,575 and $1,432, respectively, within Interest payable on the Consolidated Statements of Financial Position.

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
Prime rate credit facilities due January 2026, as amended
On December 16, 2021, the Company entered into a $150,000 senior secured credit facility with a syndicate of lenders consisting of a $75,000 initial draw, a $25,000 delayed draw that must be advanced within 12 months and a $50,000 committed accordion facility that is available after December 1, 2022, provided certain financial covenants are met, and with a maturity of January 1, 2026. Upon closing, gross proceeds of $75,000 were drawn (before origination discounts and issuance costs of approximately $4,000 and $1,500, respectively, which were capitalized). In April 2022, the Company drew down on the $25,000 delayed draw. Refer to Note 14 for further discussion of the syndicated related party lender.

On October 24, 2022, the Company amended the senior secured credit facility such that $25,000 of the committed accordion was available for immediate draw by Acreage, which was drawn down in the fourth quarter of 2022, with the remaining $25,000 available from January 1, 2023, provided certain predetermined milestones are achieved. The Company paid an amendment fee of $1,250 to the syndicate of lenders and the amendment was treated as a debt modification.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
On April 28, 2023, the Company reached an agreement with the lenders of the Prime rate credit facilities due January 2026 that would allow it to draw a further $15,000 under its current Credit Agreement, but such funds would be maintained in a segregated account until dispersed and be restricted for use to only eligible capital expenditures. As part of this agreement, the Company has agreed to limit the total amounts outstanding under the Credit Agreement to $140,000 and to at all times subsequent to the amendment, maintain collateral (as defined in the Credit Agreement) equal to or greater than the outstanding amount under the Credit Agreement.

The loan is secured by pledged equity interests and substantially all of the assets of the Company. Advances under the facility bear interest at a variable rate of U.S. prime (“Prime”) plus 5.75% per annum, payable monthly in arrears, with a Prime floor of 5.50% plus an additional 1.0% per annum until certain collateral assignment agreements are delivered. Undrawn amounts bear interest at 3.0% per annum.

The facility has a maturity date of January 1, 2026 and the Company has the option to extend the maturity date to January 1, 2027, for a fee equal to 1.0% of the total loan amount.

The loan is subject to various financial covenants, including (i) a fixed charge coverage ratio and two leverage ratios in respect of all periods beginning on or after December 31, 2023 and (ii) a minimum cash requirement of $10.0 million at each quarter end of the Company. Finally, the Amended Credit Facility includes approval for Canopy USA to acquire control of Acreage without requiring repayment of all amounts outstanding under the Amended Credit Facility, provided certain conditions are satisfied. As of December 31, 2022 and 2021 the Company was in compliance with all covenants.

The Company obtained a waiver of the financial covenants for the three month periods ended March 31, 2022 and June 30, 2022. This waiver included a $500 waiver fee that was paid to the lenders.

11.    SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
The table below details the change in Pubco shares outstanding by class for the years ended December 31, 2022:

Shareholders’ Equity	Fixed Shares	Floating Shares	Fixed Shares Held in Treasury	Floating Shares Held in Treasury	Fixed Multiple Shares	Total Shares Outstanding
December 31, 2021	74,665	32,962	(589)	(253)	118	106,903
Issuances	4,117	1,039	—	—	—	5,156
NCI conversions	265	113	—	—	—	378
December 31, 2022	79,047	34,114	(589)	(253)	118	112,437
Warrants
A summary of the warrants activity outstanding is as follows:

Warrants	Fixed Shares	Floating Shares
December 31, 2021	5,817	2,524
Expired	—	—
December 31, 2022	5,817	2,524

The exercise price of each Fixed Share warrant ranged from $3.15 to $4.00, respectively, and the exercise price of each Floating Share warrant ranged from $3.01 to $4.00, respectively. The warrants are exercisable for a period of 4 years. The weighted-average remaining contractual life of the warrants outstanding is approximately 2.0 years. There was no aggregate intrinsic value for warrants outstanding as of December 31, 2022.
Non-controlling interests - convertible units
The Company has NCIs in consolidated subsidiaries USCo2 and HSCP. The non-voting shares of USCo2 and HSCP units make up substantially all of the NCI balance as of December 31, 2022 and are convertible for either 0.7 of a Fixed Share and 0.3 of a Floating Share of Pubco or cash, as determined by the Company. Summarized financial information of HSCP is presented below. USCo2 does not have discrete financial information separate from HSCP.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

HSCP net asset reconciliation	December 31, 2022	December 31, 2021
Current assets	$118,193	$113,011
Non-current assets	237,665	375,807
Current liabilities	(9,141)	(29,256)
Non-current liabilities	(239,525)	(195,791)
Other NCI balances	(725)	(718)
Accumulated equity-settled expenses	(240,760)	(226,596)
Net assets	$(134,293)	$36,457
HSCP/USCo2 ownership % of HSCP	16.33%	17.24%
Net assets allocated to USCo2/HSCP	$(21,930)	$6,285
Net assets attributable to other NCIs	725	718
Total NCI	$(21,205)	$7,003

	Year Ended December 31,
HSCP Summarized Statement of Operations	2022	2021	2020
Net loss allocable to HSCP/USCo2	$(171,618)	$(57,572)	$(372,386)
HSCP/USCo2 weighted average ownership % of HSCP	16.80%	17.66%	19.66%
Net loss allocated to HSCP/USCo2	$(28,826)	$(10,167)	$(73,211)
Net loss allocated to other NCIs	7	20	(319)
Net loss attributable to NCIs	$(28,819)	$(10,147)	$(73,530)
As of December 31, 2022, USCo2’s non-voting shares owned approximately 0.22% of HSCP units. USCo2’s capital structure is comprised of voting shares, all of which are held by the Company, and of non-voting shares held by certain former HSCP members. Certain executive employees and profits interests holders own approximately 16.11% of HSCP units. The remaining 83.67% interest in HSCP is held by USCo and represents the members’ equity attributable to shareholders of the parent.
During the years ended December 31, 2022 and 2021, the Company had several transactions with HSCP and USCo2 that changed its ownership interest in the subsidiaries but did not result in loss of control. These transactions included business acquisitions and the redemption of HSCP and USCo2 convertible units for Pubco shares (as shown in the table below), and resulted in a $55 allocation from shareholders' equity to NCI and $1,063 allocation from NCI to shareholders' equity for the years ended December 31, 2022 and 2021, respectively.
A reconciliation of the beginning and ending amounts of convertible units is as follows:

Convertible Units	December 31, 2022	December 31, 2021
Beginning balance	23,076	24,142
NCI units converted to Pubco	(378)	(1,066)
Ending balance	22,698	23,076

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
Pursuant to the Amended Arrangement, the Company retained the Plan described above, the upper limit of issuances being up to an amount equal to 15% of the issued and outstanding Fixed Shares and Floating Shares of the Company. As of December 31, 2022, the Company had 3,742 shares authorized and available for grant under the Plan.
Restricted Share Units (“RSUs”)

	Fixed Shares		Floating Shares
Restricted Share Units (Fair value information expressed in whole dollars)	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Unvested, January 1, 2022	3,188	$7.30	1,262	$7.39
Granted	7,717	$0.67	95	$1.19
Forfeited	(703)	$1.80	(85)	$2.53
Vested	(3,878)	$4.06	(808)	$7.59
Unvested, December 31, 2022	6,324	$1.80	464	$6.68
Vested and unreleased(1)	200	$6.37	63	$7.02
Outstanding, December 31, 2022	6,524	$1.94	527	$6.72
(1) RSUs that are vested and unreleased represent RSUs that are pending delivery.
RSUs of the Company generally vest over a period of three years and RSUs granted to certain executives vest based on achievement of specific performance conditions. In certain situations for specified individuals, RSUs vest on an accelerated basis on separation. The fair value for RSUs is based on the Company’s share price on the date of the grant. The Company recorded $8,527, $16,012 and $37,801 as Equity-based compensation expense relating to RSUs on the Consolidated Statements of Operations during the years ended December 31, 2022, 2021 and 2020 respectively. The fair value of RSUs vested during the years ended December 31, 2022 and 2021 was $4,816 and $15,917, respectively.
The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs as of December 31, 2022 was approximately 2 years and $3,487, respectively. Unrecognized compensation expense related to these awards at December 31, 2022 was $11,962 and is expected to be recognized over a weighted average period of approximately 1 year.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Stock options

	Fixed Shares		Floating Shares
Stock Options (Exercise price expressed in whole dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, January 1, 2022	1,529	$11.07	2,414	$3.06
Granted	5,849	$0.59	—	$—
Forfeited	(41)	$5.66	(91)	$2.57
Expired	—	$—	(56)	$2.55
Options outstanding, December 31, 2022	7,337	$2.75	2,267	$3.10

Options exercisable, December 31, 2022	1,275	$12.52	1,934	$3.13
Stock options of the Company generally vest over a period of three years and options granted to certain executives vest based on achievement of specific performance conditions. Stock options of the Company have an expiration period of 5 or 10 years from the date of grant. The weighted average contractual life remaining for Fixed Share options outstanding and exercisable as of December 31, 2022 was approximately 5 and 6 years, respectively. The weighted average contractual life remaining for Floating Share options outstanding and exercisable as of December 31, 2022 was approximately 7 and 7 years, respectively. The Company recorded $1,011, $3,934 and $36,962 as Equity-based compensation expense on Consolidated Statements of Operations during the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, unamortized expense related to stock options totaled $1,896 and is expected to be recognized over a weighted-average period of approximately 2 years. As of December 31, 2022, the aggregate intrinsic value for unvested options and for vested and exercisable options was nil, respectively.

The fair values of Subordinate Voting Share, Fixed Share and Floating Share options granted were calculated using a Black-Scholes model with the following assumptions:

Black-Scholes inputs	January 1, 2020 to September 22, 2020	September 23, 2020 to December 31, 2020		December 31, 2021		Year Ended December 31, 2022
	SVS	Fixed	Floating	Fixed	Floating	Fixed	Floating(1)
Weighted average grant date fair value range	$3.79	$1.06 - $1.63	$0.92 - $1.06	$2.74 - $3.77	$0.26 - $1.55	$0.34	n/a
Assumption ranges:
Risk-free rate	1.60%	0.20%	0.20%	0.60%	0.60% - 0.70%	3.00%	n/a
Expected dividend yield	—%	—%	—%	—%	—%	—%	n/a
Expected term (in years)	6	3.25 - 3.5	2.5 - 3.5	3.5	3.50 - 4.08	3.44	n/a
Expected volatility	75%	75%	75%	75%	65%	82%	n/a
(1) The Company did not issue any floating options during the year ended December 31, 2022. As a result, the Black-Scholes inputs are not applicable (“n/a”).
Volatility was estimated by using the average historical volatility of a representative peer group of publicly traded cannabis companies. The expected term represents the period of time the options are expected to be outstanding. The risk-free rate is based on U.S. Treasury bills with a remaining term equal to the expected term.
Equity-based compensation - other
In May 2022, the Company granted 301 Fixed Shares and 127 Floating Shares and recorded $600 as Equity-based compensation expense on Consolidated Statements of Operations during the year ended December 31, 2022 in settlement of post-employment expenses.

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
The Company recorded $70 as Equity-based compensation expense on Consolidated Statements of Operations in connection with these awards during the year ended December 31, 2020, respectively. The fair value of Profits Interests vested during the year ended December 31, 2020 was $1,239. All of the Profits Interests vested during the year ended December 31, 2020 and there were no unvested units or related equity-based compensation expense associated with the years ended December 31, 2022 and 2021.
Restricted Shares (“RSs”)
In connection with the Company’s acquisition of Form Factory, 1,369 restricted shares with a grant date fair value of $20.45 were issued to former employees of Form Factory subject to future service conditions, which fully vest 24 months from the acquisition date. The fair value for RSs is based on the Company’s share price on the date of the grant. In connection with these awards, the Company recorded equity-based compensation expense of $17,231 on the Consolidated Statements of Operations during the year ended December 31, 2020. There were no associated equity-based compensation expense related to RSs during the years ended December 31, 2022 and 2021.
13.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company provides revolving lines of credit to several of its portfolio companies. As of December 31, 2022, the maximum obligation under these arrangements was $15,150 (refer to Note 6 for further discussion).

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

The Amended Plan of Arrangement provides for, among other things, Amendments to the definition of Purchaser Approved Share Threshold (as defined therein) to change the number of shares of Acreage available to be issued by Acreage without an adjustment in the Fixed Exchange Ratio such that Acreage may issue a maximum of 32,700 shares. Furthermore, Acreage generally may not issue any equity securities without Canopy Growth’s prior consent. Additionally, the Amended Plan of Arrangement allows for various Canopy Growth rights that extend beyond the Acquisition Date, including, among others: (i) rights to nominate a majority of Acreage’s Board of Directors following the Acquisition Time; (ii) restrictive covenants in respect of the business conduct in favor of Canopy Growth; (iii) termination of non-competition and exclusivity rights granted to Acreage by Canopy Growth in the event that Acreage does not meet certain specified financial targets; (iv) implementation of further restrictions on Acreage’s ability to operate its business in the event that Acreage does not meet certain specified financial targets; and (v) termination of the Amended Plan of Arrangement in the event that Acreage does not meet certain specified financial targets in the trailing 12 month period. Each of the financial targets referred to above is specified in the Amending Agreement and related to the performance of Acreage relative to a business plan for Acreage for each fiscal year ended December 31, 2020 through December 31, 2029 set forth in the Proposal Agreement (the “Initial Business Plan”). For the year ended December 31, 2022, the Company did not exceed the 90% threshold for both the Pro-Forma Net Revenue Target and the Consolidated Adj. EBITDA Target set forth in the Initial Business Plan. Therefore, Canopy Growth could, but has not, required the Company to implement austerity measures (as defined in the Existing Arrangement Agreement) by providing such notice to the Company.

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

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Third Amendment to the Arrangement Agreement with Canopy Growth
On October 24, 2022, the Company entered into an arrangement agreement (the “Floating Share Agreement”) with Canopy Growth and Canopy USA, LLC (“Canopy USA”), Canopy Growth’s newly-created U.S. domiciled holding company, pursuant to which, subject to approval of the holders of the Class D subordinate voting shares of Acreage (the “Floating Shares”) and the terms and conditions of the Floating Share Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares by way of court-approved plan of arrangement (the “Floating Share Arrangement”) for consideration of 0.4500 of a common share of Canopy Growth (each whole share a “Canopy Share”) in exchange for each Floating Share. The Floating Share Arrangement was approved at a special meeting of the holders of Floating Shares held on March 15, 2023.
Concurrently with entering into of the Floating Share Agreement, Canopy Growth irrevocably waived its option to acquire the Floating Shares pursuant to the Amended Arrangement.
Subject to the provisions of the Floating Share Agreement, Canopy Growth has agreed to exercise the fixed option pursuant to the Amended Agreement to acquire all outstanding Fixed Shares, representing approximately 70% of the total shares of Acreage as at the date hereof, at a fixed exchange ratio of 0.3048 of a Canopy Share for each Fixed Share. Completion of the Floating Share Agreement is subject to the satisfaction or waiver of certain closing conditions, including receipt of applicable regulatory approvals.
Canopy Growth and Canopy USA have entered into voting support agreements with certain of the Company’s directors and current and former officers, who at the time of the agreement, held approximately 7.3% of the issued and outstanding Floating Shares pursuant to which they have agreed, among other things, to vote their Floating Shares in favor of the Floating Share Agreement.
Acreage expects the Floating Share Arrangement to close upon the receipt of shareholder, court, and regulatory approvals, as well as the satisfaction or waiver of all conditions under the Floating Share Agreement and the Amended Arrangement. It is anticipated that the acquisition by Canopy USA of the Fixed Shares pursuant to the Fixed Option will be completed immediately following closing of the Floating Share Agreement.
Tax Receivable Agreement and Tax Receivable Bonus Plans
The Company is a party to (i) a tax receivable agreement dated November 14, 2018 and subsequently amended (the “Tax Receivable Agreement”) between the Company and certain current and former unit holders of HSCP and (ii) tax receivable bonus plans dated November 14, 2018 and subsequently amended (the “Tax Receivable Bonus Plans”) between the Company and certain directors, officers and consultants of the Company (together the “Tax Receivable Recipients”). Under the Tax Receivable Agreement and the Tax Receivable Bonus Plans, the Company is required to make cash payments to the Tax Receivable Recipients equal to 85% of the tax benefits, if any, that the Company actually realizes, or in certain circumstances is deemed to realize, as a result of (i) the increases in its share of the tax basis of assets of HSCP resulting from any redemptions or exchanges of Units from the HSCP Members, and (ii) certain other tax benefits related to the Company making payments under the Tax Receivable Agreement and the Tax Receivable Bonus Plan. Although the actual timing and amount of any payments that the Company makes to the Tax Receivable Recipients cannot be estimated, it expects those payments will be significant. Any payments made by the Company to the Tax Receivable Recipients may generally reduce the amount of overall cash flow that might have otherwise been available to it. Payments under the Tax Receivable Agreement are not conditioned on any Tax Receivable Recipient’s continued ownership of Units or our shares after the completion of the RTO. Payments under the Tax Receivable Bonus Plan may, at times, be conditioned on the Tax Receivable Recipient’s continued employment by the Company. As of December 31, 2022, the Company has not made any payments in relation to the Tax Receivable Agreement or the Tax Receivable Bonus Plans.

Concurrently with the execution of the Floating Share Arrangement Agreement, Canopy Growth, Canopy USA, High Street, Acreage Holdings America, Inc. and certain individuals party to the Tax Receivable Agreement, amended the Tax Receivable Agreement in accordance with the Floating Share Agreement. Pursuant to the Floating Share Agreement, Canopy Growth, on behalf of Canopy USA agreed to: (i) issue Canopy Shares with a value of approximately $30,500 to the Tax Receivable Agreement Members in exchange for each such individual executing an assignment of rights agreement assigning such individual’s rights under the Tax Receivable Agreement to Canopy USA, such that following assignment, Canopy USA is the sole member and beneficiary under the Tax Receivable Agreement; and (ii) fund a payment with a value of approximately $19,500 to be made by the Company in Canopy Shares to certain eligible participants pursuant to the Tax Receivable Bonus Plans, as amended on October 24, 2022, both in order to reduce a potential liability of approximately $121,000 under the Tax Receivable Agreement and the Tax Receivable Bonus Plans. In connection with the foregoing, Canopy Growth issued 5,648,927 Canopy Shares with a value of approximately $15,250 to the Tax Receivable Agreement Members, with a second payment of approximately $15,250 in Canopy Shares to occur on the earlier of: (a) the second Business Day following the date on which the Floating Share Arrangement has been approved; or (b) April 24, 2023. In addition, the Tax Receivable Agreement Bonuses with an aggregate value of approximately $19,500 in Canopy Shares will be issued by Canopy to certain eligible

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
participants under the Tax Receivable Bonus Plans on the closing of the Floating Share Arrangement or, if the Floating Share Arrangement does not close or is terminated but the Amended Arrangement closes, then on the closing of the acquisition. The Tax Receivable Agreement Bonuses will be paid to recipients to be determined by Kevin Murphy, the administrator of the Tax Receivable Bonus Plans, and may include one or more of Kevin Murphy, John Boehner, Brian Mulroney, and Peter Caldini, each of whom are directors of Acreage and other current and former officers or consultants of Acreage as may be determined by Kevin Murphy. Canopy Growth has also agreed to register the resale of such Canopy Shares under the Securities Act of 1933, as amended.
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
The Debenture includes usual and typical events of default for a financing of this nature, including, without limitation, if: (i) Acreage is in breach or default of any representation or warranty in any material respect pursuant to the Arrangement Agreement; (ii) Operations deemed to be non-core must cease within 18 months from the Amendment Date; however, the Company and Canopy agreed to extend this deadline with respect to the Company’s operations in California from March 2023 to March 2024; and (iii) Acreage fails to perform or comply with any covenant or obligation in the Arrangement Agreement which is not remedied within 30 days after written notice is given to the Borrower by the Lender. The Debenture also includes customary representations and warranties, positive covenants and negative covenants of the Borrower.

Advisor fee

In connection with the Prior Plan of Arrangement, the Company entered into an agreement with its financial advisor providing for a fee payment of $7,000 in either cash, Acreage shares or Canopy Growth shares, at the discretion of the Company, upon the successful acquisition of Acreage by Canopy Growth. During the fourth quarter of 2022, the Company amended the terms of the agreement with its financial advisors providing for a fee payment of $3,000 in cash, less a $500 initial payment, and $2,000 in shares of the Company, upon the successful acquisition of Acreage by Canopy Growth.

Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of December 31, 2022, for which no liabilities are recorded on the Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of December 31, 2022 and 2021, such amounts were not material.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
CanWell Settlement

In November 2020, the Company entered into a final confidential settlement agreement with CanWell, LLC for certain outstanding proceedings. As part of that agreement, the Company accrued for $7,750 in Legal settlements, net on the Statements of Operations for the year ended December 31, 2020. In connection with this settlement agreement, the Company issued a promissory note in the amount of $7,750 to CanWell, which is non-interest bearing and is payable in periodic payments through December 31, 2024. Through December 31, 2022, the Company has paid $4,583 of the promissory note.

Contingencies
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of December 31, 2022, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
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

High Street intends to vigorously defend this action, which the Company firmly believes is without merit. High Street is also entitled to full indemnity from the claims asserted against it by EPMMNY pursuant to the purchase agreement pertaining to its acquisition of NYCANNA and personal guarantee by the largest shareholders of the seller. High Street, along with the other defendants, filed a motion to dismiss on April 1, 2019. The motion was fully briefed and submitted to the Court as of July 18, 2019, and oral argument was heard on September 6, 2019. The motion remains pending before the Court. Following a hearing held during April 2022, the Court ruled that Plaintiff had the capacity to bring this action on behalf of EPMMNY. The motions to dismiss remain pending on all other grounds.

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

GreenAcreage
During the year ended December 31, 2019, the Company sold and subsequently leased back several of its capital assets in a transaction with GreenAcreage Real Estate. On July 15, 2020, a subsidiary of the Company entered into a definitive agreement with GreenAcreage to internalize the Company’s management operations. Refer to Note 7 for further discussion.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
6.10% Secured debenture due September 2030
As disclosed in Note 10, “6.10% Secured debenture due September 2030”, on September 23, 2020, pursuant to the implementation of the Amended Arrangement, a subsidiary of Canopy Growth advanced gross proceeds of $50,000 (less transaction costs of approximately $4,025) to Universal Hemp, an affiliate of the Company, pursuant to the terms of a secured debenture. In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. Acreage then engaged an investment advisor (the “Investment Advisor”) which, under the Investment Advisor’s sole discretion, invested on behalf of Universal Hemp, $34,019 of the proceeds on September 28, 2020. During the years ended December 31, 2022, 2021, and 2020, the Company incurred interest expense attributable to the 6.10% Secured debenture due September 2030 of $3,050, $3,050, and $830, respectively.

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
Michigan consulting agreement
Pursuant to the Consulting Services Agreement by and between Kevin Michigan, LLC, a company controlled by Kevin Murphy, and High Street (the “Michigan Consulting Agreement”), High Street provides certain consulting services to Kevin Michigan, LLC, which includes, but is not limited to, services related to application support, provisioning center administration and operation, local and state regulatory filings, human resource matters, and marketing matters. The Michigan Consulting Agreement explicitly states that High Street is not able to direct or control the business of Kevin Michigan, LLC. Additionally, there are certain leases held by and between Kevin Michigan, LLC, as lessee and certain wholly owned subsidiaries of High Street, as lessors. As of December 31, 2022, Kevin Michigan, LLC is not operational, and no consulting fees or rents have been paid to High Street or its wholly owned subsidiaries. Kevin Michigan, LLC is owned and controlled by the Company’s Chairman, Kevin Murphy.
Prime rate credit facilities due January 2026, as amended
On December 16, 2021, the Company entered into the Prime rate credit facilities due January 2026 with a syndicate of lenders, including Viridescent Realty Trust, Inc. (“Viridescent”), an entity controlled by Kevin Murphy. Refer to Note 10 for further discussion. On October 24, 2022, the Company amended these credit facilities and the Company paid an amendment fee of $1,250 to the lenders, with $375 paid to Viridescent.

Viridescent has committed $37,500 of the $125,000 drawn down under the Credit Facility, with third-party syndicated affiliates committing the additional $87,500. During the year ended December 31, 2022, the Company incurred interest expense attributable to Viridescent of $3,385. The loan is secured by first-lien mortgages on Acreage’s wholly owned real estate and other commercial security interests. A third-party syndicate served as Administrative Agent for the transaction.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
15.    INCOME TAXES
The domestic and foreign components of loss before income taxes for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
Domestic	$(160,533)	$(56,959)	$(376,905)
Foreign	1,860	1,607	(453)
Loss before income taxes	$(158,673)	$(55,352)	$(377,358)

The provision for income taxes for the years ended December 31, 2022, 2021 and 2020 are as follows:

Income tax provision	Year Ended December 31,
	2022	2021	2020
Current taxes:
Federal	$21,570	$18,992	$10,375
Foreign	400	—	—
State	8,880	7,541	4,790
Total current	30,850	26,533	15,165
Deferred taxes:
Federal	(14,210)	(5,955)	(21,173)
State	(6,618)	(2,773)	(11,232)
Total deferred	(20,828)	(8,728)	(32,405)
Total income tax provision (benefit)	$10,022	$17,805	$(17,240)
The table below reconciles the expected statutory federal income tax to the actual income tax provision (benefit):

Tax provision reconciliation	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
	$	%	$	%	$	%
Computed expected federal income tax benefit	$(33,322)	21.0%	$(11,624)	21.0%	$(79,245)	21.0%
Increase (decrease) in income taxes resulting from:
State taxes	(15,040)	9.5	(6,119)	11.1	(35,715)	9.5
Nondeductible permanent items	47,117	(29.7)	31,521	(57.0)	76,128	(20.2)
Pass-through entities & non-controlling interests	6,769	(4.3)	5,080	(9.2)	20,001	(5.3)
Increase in valuation allowance	1,789	(1.1)	(209)	0.4	1,518	(0.4)
Other	2,709	(1.7)	(844)	1.5	73	—
Actual income tax provision (benefit)	$10,022	(6.3)%	$17,805	(32.2)%	$(17,240)	4.6%

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The following table presents a reconciliation of gross unrecognized tax benefits:

Unrecognized tax benefits	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$7,695	$7,719	$1,867
Increase based on tax positions related to prior period	806	869	6,565
Decrease based on tax positions related to prior period	(136)	(877)	(574)
Decrease related to settlements with taxing authorities	(1,829)	(16)	(139)
Balance at end of period	$6,536	$7,695	$7,719
Interest and penalties related to unrecognized tax benefits are recorded as components of the provision for income taxes. As of December 31, 2022 and 2021, the Company had interest accrued of approximately $564 and $524, respectively. Accrued interest and penalties are included in Other current liabilities in the Consolidated Statements of Financial Position.
The principal components of deferred taxes as of December 31, 2022 and 2021 are as follows:

Deferred taxes	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating/capital loss carryforwards	$11,043	$11,242
Other	5,285	3,298
Total deferred tax assets	16,328	14,540
Valuation allowance	(16,328)	(14,540)
Net deferred tax asset	—	—
Deferred tax liabilities:
Partnership basis difference	(9,623)	(27,082)
Net deferred tax liability	(9,623)	(27,082)

Net deferred tax liabilities	$(9,623)	$(27,082)
The Company assesses available positive and negative evidence to estimate if it is more likely than not to use certain jurisdiction-based deferred tax assets including net operating loss carryovers. On the basis of this assessment, a valuation allowance was recorded during the years ended December 31, 2022 and 2021.
As of December 31, 2022, the Company has $1,551 of domestic federal net operating loss carryovers with no expiration date. As of December 31, 2022, the Company has various state net operating loss carryovers that expire at different times, the earliest of which is 2032.  The statute of limitations with respect to the Company’s federal returns remains open for tax years 2019 and forward.

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

Basic and diluted loss per share is as follows:

	Year Ended December 31,
	2022	2021	2020
Net loss attributable to common shareholders of the Company	$(139,876)	$(63,010)	$(286,588)
Weighted average shares outstanding - basic	109,690	105,087	97,981
Effect of dilutive securities	—	—	—
Weighted average shares - diluted	109,690	105,087	97,981
Net loss per share attributable to common shareholders of the Company - basic	$(1.28)	$(0.60)	$(2.92)
Net loss per share attributable to common shareholders of the Company - diluted	$(1.28)	$(0.60)	$(2.92)
During the year ended December 31, 2022, 5,817 Fixed warrants, 2,524 Floating warrants, 6,524 Fixed Share RSUs, 527 Floating Share RSUs, 7,337 Fixed Share stock options, 2,267 Floating Share stock options and 22,698 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive. During the year ended December 31, 2021, 5,817 Fixed warrants, 2,524 Floating warrants, 3,318 Fixed Share RSUs, 1,429 Floating Share RSUs, 1,529 Fixed Share stock options, 2,414 Floating Share stock options and 23,076 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
18.    SUBSEQUENT EVENTS
On January 2, 2023, a subsidiary of the Company acquired cultivation, processing and retail operations in Maine from a third party who provided cultivation, manufacturing, processing, distribution and handling, recordkeeping, compliance, and other services to the Company’s operations in Maine. Under the terms of the agreement, the consideration paid consisted of the settlement of a pre-existing relationship, which included a line-of credit, other advances and the related interest receivable, all totaling $27,691, which were previously recorded in Notes receivable, current on the Statements of Financial Position.
The Floating Share Arrangement was approved at a special meeting of the holders of Floating Shares held on March 15, 2023. Refer to Note 13 for further discussion.
On March 17, 2023, Acreage, Canopy and Canopy USA entered into a first amendment to the Floating Share Arrangement Agreement (the “Amendment”). Pursuant to the terms of the Amendment, Acreage, Canopy and Canopy USA agreed to amend the Exercise Outside Date (as defined in the Floating Share Arrangement Agreement) from March 31, 2023 to May 31, 2023.
On April 11, 2023, the Company sold, for total proceeds of $12,113, the rights to receive certain Employee Retention Tax Credits (“ERTC”) with an aggregate receivable value of $14,251. In the event that all or a portion of the ERTC are a) objected to by the IRS or otherwise asserted by the IRS to be, unenforceable or invalid, b) impaired by the commencement by the IRS of any action or proceeding including, but not limited to any proceeding which seeks to reduce all or part of the Claim Amount, or c) offset or setoff against unpaid taxes of the Company, disallowed, reduced, subordinated or otherwise impaired by action of the IRS, in whole or in part for any reason whatsoever, the purchaser shall have the right to put all or a portion of the purchased ERTC back to the Company plus interest thereon at ten percent per annum.
On April 13, 2023, Health Circle, Inc. (the “Borrower”) filed a civil action in the Massachusetts Superior Court of Plymouth County against the Company and MA RMD SVCS, LLC (the “Lender”), related to the parties’ Revolving Line of Credit Agreement, and has alleged breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and a violation of G.L. c. 93A. The filing of this preemptive “strike suit” follows the Company’s continuing efforts to recover the principal and interest payments owed to the Company by Borrower under the Revolving Line of Credit Agreement. The Company believes Health Circle’s allegations to be without merit and intends to respond to the complaint and to assert its own claims against Borrower and its principal(s) for their failure to repay their debt under the terms of the Credit Agreement.

On April 28, 2023, the Company reached an agreement with the lenders of the Prime rate credit facilities due January 2026 that would allow it to draw a further $15,000 under its current Credit Agreement, but such funds would be maintained in a segregated account until dispersed and be restricted for use to only eligible capital expenditures. As part of this agreement, the Company has agreed to limit the total amounts outstanding under the Credit Agreement to $140,000 and to, at all times subsequent to the amendment, maintain collateral (as defined in the Credit Agreement) equal to or greater than the outstanding amount under the Credit Agreement. Refer to Note 10 for further discussion.
Management has reviewed all other events subsequent to December 31, 2022 through the date of issuing these financial statements and determined that no further subsequent events require adjustment or disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ending December 31, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including the Company’s Principal Executive Officer and Principal Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that our internal control over financial reporting as of December 31, 2022, was not effective due to a material weakness in internal controls over financial reporting.

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

The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s principal executive officer and principal financial officer concluding that a material weakness in the Company’s internal controls over financial reporting remained present as of December 31, 2022. Specifically, as a result of turnover and the availability of resources with the appropriate level of technical capabilities (including the impacts on staffing and recruiting and the general global labor shortage brought about by the global COVID-19 pandemic), the Company did not have effective staffing levels and adequate segregation of duties within several finance and accounting processes. Further, and as a result of this material weakness, the Company’s financial disclosures for the quarterly period ending June 30, 2021 incorrectly disclosed certain debt that was due 11 months after the balance sheet date as long-term rather than as current liabilities. Additionally, and as a result of this material weakness, the Company’s financial disclosures for the quarterly and annual periods ended June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, and September 30, 2021 incorrectly reported the weighted average shares outstanding which resulted in an incorrect determination of earnings per share and diluted earnings per share. Finally, for the year ended December 31, 2022, the Company did not have adequate processes or sufficient resources to adequately assess the impairment of goodwill and intangible assets and cutoff over inventory.

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
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

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

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

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

(3) Exhibits Required by Item 601 of Regulation S-K

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
2.1	Arrangement Agreement between Canopy Growth Corporation and Acreage Holdings Inc. dated April 18, 2019.†	6-K	000-56021	99.2	4/30/2019
2.2	First Amendment to Arrangement Agreement between Canopy Growth Corporation and Acreage Holdings, Inc., dated May 15, 2019.	6-K	000-56021	99.2	6/20/2019
2.3	Agency Agreement, between Canaccord Genuity Corp. and Acreage Holdings, Inc., dated February 10, 2020.	8-K	000-56021	1.1	2/13/2020
2.4	Second Amendment to Arrangement Agreement between Canopy Growth Corporation and Acreage Holdings, Inc., dated September 23, 2020. †	8-K	000-56021	10.1	9/28/2020
2.5	Proposal Agreement Between Canopy Growth Corporation and Acreage Holdings Inc. dated June 24, 2020	8-K	000-56021	2.1	6/30/2020
2.6	Arrangement Agreement, dated October 24, 2022, by and among Acreage Holdings, Inc., Canopy Growth Corporation and Canopy USA, LLC.	8-K	000-56021	10.1	10/31/2022
2.7	First Amendment to Arrangement Agreement, dated March 17, 2023, by and among Acreage Holdings, Inc., Canopy Growth Corporation and Canopy USA, LLC	8-K	000-56021	10.1	3/17/2023
3.1	Articles of Incorporation.	8-A	000-56071	3.1	9/23/2020
4.1	Form of Indenture.	F-10	333-232313	7.1	6/24/2019
4.2	Special Warrant Indenture, between Acreage Holdings, Inc. and Odyssey Trust Company, dated February 10, 2020.	8-K	000-56021	4.2	2/13/2020
4.3	Warrant Indenture, between Acreage Holdings, Inc. and Odyssey Trust Company, dated February 10, 2020.	8-K	000-56021	4.3	2/13/2020
4.4	Description of Securities					X
10.1	Acreage Holdings, Inc. Omnibus Incentive Plan, as amended and restated September 23, 2020.+	S-1	333-252828	10.1	2/8/2021
10.2	Form of Stock Option Award Agreement.+	S-1	333-252828	10.2	2/8/2021
10.3	Form of Restricted Stock Award Agreement.	S-1	333-252828	10.3	2/8/2021
10.4	Form of Indemnity Agreement.	10-K	000-56021	10.4	5/29/2020
10.5	Third Amended and Restated Limited Liability Agreement of High Street Capital Partners, LLC, dated November 14, 2018.	40-F	000-56021	99.42	1/29/2019
10.6	First Amendment to Third Amended and Restated Limited Liability Agreement of High Street Capital Partners, LLC, dated May 10, 2019.	10-K	000-56021	10.6	5/29/2020
10.7	Second Amendment to Third Amended and Restated Limited Liability Agreement of High Street Capital Partners, LLC, dated June 27, 2019.	10-K	000-56021	10.7	5/29/2020
10.8	Third Amendment to Third Amended and Restated Limited Liability Agreement of High Street Capital Partners, LLC, dated September 23, 2020.	S-1	333-252828	10.7	2/8/2021

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
10.9	Fourth Amendment to Third Amended and Restated Limited Liability Agreement of High Street Capital Partners, LLC, dated October 24, 2022.	8-K	000-56021	10.5	10/31/2022
10.10	Tax Receivables Agreement, by and among Acreage Holdings America, Inc., High Street Capital Partners, LLC and the members of the High Street Capital Partners, LLC, dated November 14, 2018.	40-F	000-56021	99.43	1/29/2019
10.11	Third Amendment to Tax Receivables Agreement, by and among Acreage Holdings America, Inc., High Street Capital Partners, LLC and the members of the High Street Capital Partners, LLC, dated November 14, 2018.**	8-K	000-56021	10.4	10/31/2022
10.12	Coattail Agreement, between Acreage Holdings, Inc. and Odyssey Trust Fund, dated November 14, 2018.	40-F	000-56021	99.41	1/29/2019
10.13	Support Agreement, between Acreage Holdings, Inc. and Acreage Holdings WC, Inc., dated November 14, 2018.	40-F	000-56021	99.44	1/29/2019
10.14	Support Agreement, by and among Acreage Holdings, Inc., Acreage Holdings America, Inc. and High Street Capital Partners, dated November 14, 2018.	40-F	000-56021	99.45	1/29/2019
10.15	Debenture issued to Universal Hemp, LLC to 11065220, dated as of September 23, 2020	8-K	000-56021	10.2	9/28/2020
10.16	Amendment to Warrant Indenture between Acreage Holdings, Inc. and Odyssey Trust Company, dated as of September 23, 2020.	8-K	000-56021	10.4	9/28/2020
10.17	Loan Agreement, dated September 28, 2020.**	8-K	000-56021	10.1	9/30/2020
10.18	Form of Voting Support and Lock-Up Agreement.	8-K	000-56021	1.1	8/19/2020
10.19	Separation Agreement between Tyson Macdonald and Acreage Holdings, Inc., effective March 9, 2020	S-1	333-252828	10.22	2/8/2021
10.20	Credit Agreement by and among High Street Capital Partners, LLC, Acreage Holdings, Inc., other loan parties listed therein, AFC Agent LLC and VRT Agent LLC dated December 16, 2021	8-K	000-56021	10.1	12/22/2021
10.21	First Amendment to Credit Agreement and Incremental Increase Activation Notice, dated October 24, 2022, by and among High Street Capital Partners, LLC, Acreage Holdings, Inc., each lender identified on the signature pages thereto, AFC Agent LLC, as co-agent for the lenders, and VRT Agent LLC, as co-agent for the lenders**	8-K	000-56021	10.3	10/31/2022
10.22	Amendment No.1 dated December 16, 2021, to the Loan Agreement dated September 28, 2020, by and among HSCP CN Holdings II ULC, High Street Capital Partners, LLC and the Lender	8-K	000-56021	10.2	12/22/2021
10.23	Form of Voting Support Agreement dated October 24, 2022.	8-K	000-56021	10.2	10/31/2023

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
10.24	Secured Promissory Note between CF Bliss LLC, as the Borrower, and High Street Capital Partners, LLC, as the Lender, in the amount of $5,850,000 dated July 1, 2022.	8-K	000-56021	10.1	7/8/2022
10.25	Bonus Letter Agreement, dated July 11, 2022, between Acreage Holdings, Inc. and Peter Caldini.+	8-K	000-56021	10.1	7/15/2022
10.26	Bonus Letter Agreement, dated July 11, 2022, between Acreage Holdings, Inc. and Steve Goertz.+	8-K	000-56021	10.2	7/15/2022
10.27	Consulting Agreement, dated April 1, 2022, by and between Acreage Holdings, Inc. and R4 Holdings, LLC.	8-K	000-56021	10.1	4/6/2022
10.28	Offer of Employment Letter,dated February 15, 2021, by and between Acreage Holdings, Inc. and Steve Goertz +	8-K	000-56021	10.1	2/26/2021
10.29	Offer of Employment Letter,dated February 15, 2021, by and between Acreage Holdings, Inc. and Dennis Curran +	8-K	000-56021	10.1	3/4/2022
21.1	Subsidiaries as of December 31, 2022					X
23.1	Consent of Marcum LLP, the Independent Registered Public Accounting Firm of Acreage Holdings, Inc.					X
24.1	Power of Attorney (included on the signature page).					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Extensible Business Reporting Language):): (i) Consolidated Statements of Financial Position for the years ended December 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020 and , and (v) Notes to Consolidated Financial Statements for the year ended December 31, 2022.
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
Date: May 1, 2023

Acreage Holdings, Inc.

By:	/s/ Steve Goertz
Steve Goertz
Chief Financial Officer
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin Murphy and Corey Sheahan, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Peter Caldini	Chief Executive Officer and Director (Principal Executive Officer)	May 1, 2023
Peter Caldini

/s/ Steve Goertz	Chief Financial Officer (Principal Financial and Accounting Officer)	May 1, 2023
Steve Goertz

/s/ Kevin Murphy	Chairman	May 1, 2023
Kevin Murphy

/s/ John Boehner	Director	May 1, 2023
John Boehner

/s/ Douglas Maine	Director	May 1, 2023
Douglas Maine

/s/ Brian Mulroney	Director	May 1, 2023
Brian Mulroney

/s/ William Van Faasen	Director	May 1, 2023
William Van Faasen

/s/ Katherine J. Bayne	Director	May 1, 2023
Katherine J. Bayne

/s/ Steven Strom	Director	May 1, 2023
Steven Strom

/s/ Patricia Lopez	Director	May 1, 2023
Patricia Lopez