Form 10-Q
period 2023-03-31
Acreage Holdings, Inc.
filed 2023-05-23
CIK 1762359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

The Company has three classes of issued and outstanding shares: the Class E subordinate voting shares (the “Fixed Shares”), the Class D subordinate voting shares (the “Floating Shares”) and the Class F multiple voting shares (the “Fixed Multiple Shares”). The Fixed Shares and Floating Shares each entitle the holders to notice of and to attend at any meeting of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company have the right to vote. Each Fixed Share is entitled to one vote per Fixed Share, each Floating Share is entitled to one vote per Floating Share and each Fixed Multiple Share is entitled to 4,300 votes per Fixed Multiple Share on all matters upon which the holders of shares are entitled to vote. As of May 12, 2023, there were 79,255,991 Fixed shares, 34,192,028 Floating Shares, and 117,600 Fixed Multiple Shares, in each case, issued and outstanding.

TABLE OF CONTENTS
Acreage Holdings, Inc.
Form 10-Q
For the Three Months Ended March 31, 2023

PART I
Item 1. Financial Statements and Supplementary Data.

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$14,251	$24,067
Accounts receivable, net	6,546	10,512
Inventory	53,611	49,446
Notes receivable, net	1,489	29,191
Other current assets	4,978	4,977
Total current assets	80,875	118,193
Long-term investments	33,293	34,046
Capital assets, net	135,625	133,405
Operating lease right-of-use assets	20,842	22,443
Intangible assets, net	35,124	35,124
Goodwill	38,694	13,761
Other non-current assets	3,601	3,601
Total non-current assets	267,179	242,380
TOTAL ASSETS	$348,054	$360,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$29,077	$29,566
Taxes payable	29,706	24,226
Interest payable	1,803	2,575
Operating lease liability, current	2,529	2,443
Debt, current	1,689	1,584
Other current liabilities	9,312	11,939
Total current liabilities	74,116	72,333
Debt, non-current	215,248	213,496
Operating lease liability, non-current	20,293	21,692
Deferred tax liability	10,629	9,623
Other liabilities	3,129	3,250
Total non-current liabilities	249,299	248,061
TOTAL LIABILITIES	323,415	320,394
Commitments and contingencies
Common stock, no par value - unlimited authorized, 112,724 and 112,437 issued and outstanding, respectively	—	—
Additional paid-in capital	761,527	760,529
Treasury stock, 842 common stock held in treasury	(21,054)	(21,054)
Accumulated deficit	(693,048)	(678,091)
Total Acreage Shareholders' equity	47,425	61,384
Non-controlling interests	(22,786)	(21,205)
TOTAL EQUITY	24,639	40,179

TOTAL LIABILITIES AND EQUITY	$348,054	$360,573
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements
F-1

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
REVENUE
Retail revenue, net	$41,881	$41,427
Wholesale revenue, net	13,998	15,172
Other revenue, net	84	280
Total revenues, net	55,963	56,879
Cost of goods sold, retail	(20,414)	(20,768)
Cost of goods sold, wholesale	(8,964)	(6,601)
Total cost of goods sold	(29,378)	(27,369)
Gross profit	26,585	29,510

OPERATING EXPENSES
General and administrative	10,512	8,387
Compensation expense	12,203	14,195
Equity-based compensation expense	984	4,159
Marketing	744	697
Impairments, net	—	2,138
Write down of assets held-for-sale	—	874
Legal recoveries	—	(25)
Depreciation and amortization	997	1,807
Total operating expenses	25,440	32,232

Net operating income (loss)	$1,145	$(2,722)

Income (loss) from investments, net	(342)	1,133
Interest income from loans receivable	16	417
Interest expense	(8,074)	(4,781)
Other loss, net	(1,553)	(10)
Total other loss	(9,953)	(3,241)

Loss before income taxes	$(8,808)	$(5,963)

Income tax expense	(7,349)	(7,948)

Net loss	$(16,157)	$(13,911)

Less: net loss attributable to non-controlling interests	(1,567)	(1,217)

Net loss attributable to Acreage Holdings, Inc.	$(14,590)	$(12,694)

Net loss per share attributable to Acreage Holdings, Inc. - basic and diluted:	$(0.13)	$(0.12)

Weighted average shares outstanding - basic and diluted	112,546	106,900

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements
F-2

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity	Non-controlling Interests	Total Equity
December 31, 2021	3,861	106,903	$756,536	$(21,054)	$(538,215)	$197,267	$7,003	$204,270
NCI adjustments for changes in ownership	—	—	5	—	—	5	(5)	—
Equity-based compensation expense and related issuances	—	508	4,159	—	—	4,159	—	4,159
Net loss	—	—	—	—	(12,694)	(12,694)	(1,217)	(13,911)
March 31, 2022	3,861	107,411	$760,700	$(21,054)	$(550,909)	$188,737	$5,781	$194,518

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity	Non-controlling Interests	Total Equity
December 31, 2022	3,861	112,437	$760,529	$(21,054)	$(678,091)	$61,384	$(21,205)	$40,179
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	—		—	(367)	(367)	—	(367)
NCI adjustments for changes in ownership	—	—	14	—	—	14	(14)	—
Equity-based compensation expense and related issuances	—	287	984	—	—	984	—	984
Net loss	—	—	—	—	(14,590)	(14,590)	(1,567)	(16,157)
March 31, 2023	3,861	112,724	$761,527	$(21,054)	$(693,048)	$47,425	$(22,786)	$24,639

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements
F-2

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,157)	$(13,911)
Adjustments for:
Depreciation and amortization	997	1,807
Depreciation and amortization included in COGS	2,287	1,084
Equity-based compensation expense	984	4,159
Loss on disposal of capital assets	—	49
Loss on impairment	—	2,138
Bad debt expense	1,276	(96)
Non-cash interest expense	1,202	644
Non-cash operating lease expense	(437)	(9)
Deferred tax income	(9)	(279)
Non-cash (income) loss from investments, net	753	(788)
Write-down of assets held-for-sale	—	874
Change, net of acquisitions in:
Accounts receivable, net	8,102	1,407
Inventory	(3,535)	(7,002)
Other assets	170	(1,469)
Interest receivable	(360)	(417)
Accounts payable and accrued liabilities	(4,184)	(1,856)
Taxes payable	4,368	6,071
Interest payable	(772)	1,130
Other liabilities	(2,755)	1,101
Net cash used in operating activities	$(8,070)	$(5,363)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital assets	$(2,230)	$(8,290)
Collection of notes receivable	—	5,279
Business acquisitions, net of cash acquired	516	—
Distributions from investments	—	345
Cash paid for short-term investment	—	(3,400)
Net cash used in investing activities	$(1,714)	$(6,066)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs paid	—	(11)
Repayment of debt	(32)	—
Net cash used in financing activities	$(32)	$(11)
Net decrease in cash, cash equivalents, restricted cash, and cash held for sale	$(9,816)	$(11,440)
Cash, cash equivalents, restricted cash, and cash held for sale - Beginning of period	24,067	44,501
Cash, cash equivalents, restricted cash, and cash held for sale - End of period	$14,251	$33,061

RECONCILIATION OF CASH FLOW INFORMATION:
Cash and cash equivalents	$14,251	$32,619
Restricted cash	—	95
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements
F-2

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash held for sale	$—	$347
Total cash, cash equivalents, restricted cash, and cash held for sale at end of period	$14,251	$33,061

	Three Months Ended March 31,
(in thousands)	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid - non-lease	$7,638	$2,446
Income taxes paid	2,627	2,065
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets not yet paid for	$—	$3,631
Non-cash proceeds from finance lease	—	5,785

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements
F-2

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
On June 24, 2020, Canopy Growth and the Company entered into an agreement to, among other things, amend the terms of the Original Arrangement Agreement and the terms of the Prior Plan of Arrangement (the “Amended Arrangement”). On September 16, 2020, the Company’s shareholders voted in favor of a special resolution authorizing and approving the terms of, among other things, the Amended Arrangement. Subsequently, on September 18, 2020, the Company obtained a final order from the Supreme Court of British Columbia approving the Amended Arrangement, and on September 23, 2020 the Company and Canopy Growth entered into the Amending Agreement (as defined in Note 13) and implemented the Amended Arrangement. Pursuant to the Amended Arrangement, the Company’s articles were amended to create the Fixed Shares, the Floating Shares and the Class F multiple voting shares (the “Fixed Multiple Shares”), and each outstanding SVS was exchanged for 0.7 of a Fixed Share and 0.3 of a Floating Share, each outstanding PVS was exchanged for 28 Fixed Shares and 12 Floating Shares; and each outstanding MVS was exchanged for 0.7 of a Fixed Multiple Share and 0.3 of a Floating Share. Pursuant to the Amended Arrangement, Canopy Growth was granted the option to acquire all of the issued and outstanding Fixed Shares on the basis of 0.3048 (the “Fixed Exchange Ratio”) of a common share of Canopy Growth (each, a “Canopy Share”) for each Fixed Share held at the time of the acquisition of the Fixed Shares (the “Acquisition” or “Acquisition Time”), subject to

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
adjustment in accordance with the terms of the Amended Arrangement (the “Canopy Call Option”), which Canopy Growth is required to exercise upon the occurrence, or waiver (at the discretion of Canopy Growth), of a change in federal laws in the United States to permit the general cultivation, distribution and possession of marijuana (as defined in the relevant legislation) or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event” and the date on which the Triggering Event occurs, the “Triggering Event Date”). Refer to Note 13 for further discussion.
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

2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and going concern

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023, or any other period.

As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit as of March 31, 2023, as well as a net loss and negative cash flow from operating activities for the three months ended March 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt about the Company’s ability to meet its obligations for the next twelve months from the date these financial statements were issued has been alleviated due to, but not limited to, (i) expected long-term sales growth from the Company’s consolidated operations, (ii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iii) expense reduction plans that have already been put in place to improve the Company’s results, (iv) the prime rate credit facilities (refer to Notes 10 and 17 for further discussion), (v) proceeds from the sale (with recourse) of certain Employee Retention Tax Credits receivable subsequent to March 31, 2023 and (vi) access to the U.S. and Canadian public equity markets.

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

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, dated May 1, 2023, as filed with the Securities and Exchange Commission (the “2022 Form 10-K”).

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
Basis of consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of Acreage, its subsidiaries and variable interest entities (“VIEs”) where the Company is considered the primary beneficiary, if any, after elimination of intercompany accounts and transactions. Investments in business entities in which Acreage lacks control but is able to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company’s proportionate share of net income or loss of the entity is recorded in Loss from investments, net in the Unaudited Condensed Consolidated Statements of Operations.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Accounts receivable and notes receivable valuations

The Company reports accounts receivable at their net realizable value, which is management’s best estimate of the cash that will ultimately be received from customers. The Company's notes receivable represent notes due from various third parties. The Company maintains an allowance for expected credit losses to reflect the expected uncollectability of accounts receivable and notes receivable based on historical collection data and specific risks identified among uncollected accounts, as well as management’s expectation of future economic conditions. The Company also considers relevant qualitative and quantitative factors to assess whether historical loss experience should be adjusted to better reflect the risk characteristics of the companies receivables and the expected future losses. If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Trade accounts receivable and notes receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. As of March 31, 2023, the allowance for credit losses over accounts receivable and notes receivable was $1,081 and $19, respectively.

Net loss per share
Net loss per share represents the net loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis. Basic and diluted loss per share are the same as of March 31, 2023, 2022 and 2021, as the issuance of shares upon conversion, exercise or vesting of outstanding units would be anti-dilutive in each period. There were 42,869 and 39,522 anti-dilutive shares outstanding as of March 31, 2023 and 2022, respectively.
Accounting Pronouncements Recently Adopted
As of January 1, 2023, the Company adopted ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which was subsequently revised by ASU 2018-19 and ASU 2020-02. This standard applies to financial assets, measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases and trade accounts receivable. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption. The adoption of ASU 2016-13 did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
3.    ACQUISITIONS, DIVESTITURES AND ASSETS HELD FOR SALE
Acquisitions

On January 2, 2023, a subsidiary of the Company acquired cultivation, processing and retail operations in Maine from a third party who provided cultivation, manufacturing, processing, distribution and handling, recordkeeping, compliance, and other services to the Company’s operations in Maine. Under the terms of the agreement, the consideration paid consisted of the settlement of a pre-existing relationship, which included a line-of credit, other advances and the related interest receivable, all totaling $27,691, which were previously recorded in Notes receivable, net on the Statements of Financial Position.
The purchase price allocation is based upon preliminary valuations and estimates and assumptions which are subject to change within the measurement period, generally one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the capital assets, tangible and intangible assets acquired and the residual goodwill resulting from the transaction.

Purchase Price Allocation	Northeast Patients Group
Assets acquired:
Cash and cash equivalents	$516
Inventory	384
Other current assets	5,580
Capital assets	2,404
Operating lease right-of-use asset	1,695
Goodwill	24,933
Liabilities assumed:
Accounts payable and accrued liabilities	(3,679)
Taxes payable	(1,112)
Operating lease liability, current	(160)
Operating lease liability, non-current	(1,844)
Notes payable	(11)
Deferred tax liability	(1,015)
Fair value of net assets acquired	$27,691

Consideration paid:
Settlement of pre-existing relationship	27,691
Total consideration	$27,691
During the year ended December 31, 2022, the Company did not complete any business acquisitions.
Divestitures
During the three months ended March 31, 2023 and 2022, the Company did not complete any divestitures.
Assets Held for Sale
As of March 31, 2023 and December 31, 2022, the Company did not have any business or assets that met the held-for-sale criteria.

During the three months ended March 31, 2022, the Company recognized a write down of assets held-for-sale of $874 related to its Oregon operations within Write down (recovery) of assets held-for-sale on the Unaudited Condensed Consolidated Statements of Operations.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
4.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets
The following table details the intangible asset balances by major asset classes:

Intangibles	March 31, 2023	December 31, 2022
Finite-lived intangible assets:
Customer relationships	1,000	1,000
Total finite-lived intangible assets	1,000	1,000
Accumulated amortization on finite-lived intangible assets:
Customer relationships	(1,000)	(1,000)
Total accumulated amortization on finite-lived intangible assets	(1,000)	(1,000)
Finite-lived intangible assets, net	—	—

Indefinite-lived intangible assets
Cannabis licenses	35,124	35,124
Total intangibles, net	$35,124	$35,124
During the year ended December 31, 2022, the Company amended the purchase price allocation related to its acquisition of certain Ohio operations based upon final valuations within the measurement period. As a result, $17,000 was re-allocated from Goodwill to Intangible assets, net on the Unaudited Condensed Consolidated Statements of Financial Position.

There was no amortization expense recorded for the three months ended March 31, 2023. Amortization expense associated with the Company’s intangible assets was $696 for the three months ended March 31, 2022.
Goodwill
The following table details the changes in the carrying amount of goodwill:

Goodwill	Total
December 31, 2022	$13,761
Acquisitions	24,933
March 31, 2023	$38,694
During the three months ended March 31, 2023, the Company recognized $24,933 of goodwill based on the preliminary purchase price allocation related to the acquisition of Northeast Patients Group. Refer to Note 3 for further discussion.
5.    INVESTMENTS
The carrying values of the Company’s investments in the Unaudited Condensed Consolidated Statements of Financial Position as of March 31, 2023 and December 31, 2022 are as follows:

Investments	March 31, 2023	December 31, 2022
Investments held at FV-NI	$33,293	$34,046
Total long-term investments	$33,293	$34,046

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Loss from investments, net in the Unaudited Condensed Consolidated Statements of Operations during the three months ended March 31, 2023 and 2022 is as follows:

Investment income (loss)	Three Months Ended March 31,
	2023	2022
Short-term investments	$7	$1
Investments held at FV-NI	(349)	1,132
Income (loss) from investments, net	$(342)	$1,133
Investments held at FV-NI
The Company has investments in equity of other companies that do not result in significant influence or control. These investments are carried at fair value, with gains and losses recognized in the Unaudited Condensed Consolidated Statements of Operations.
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
Universal Hemp, through its investment with the Investment Advisor, was originally determined to hold significant influence in the Investment Partnership in accordance with ASC 810 due to (1) the economic financial interest, and (2) the entitlement to matters as they pertain to ‘Extraordinary Resolution’ items as defined within the Investment Partnership Agreement. As a result, the Company accounted for the investment in the Investment Partnership under the equity method until December 2020. Refer to Note 10 for further discussion. In December 2020, the Company no longer held significant influence due to the removal of the Extraordinary Resolution entitlements and other revisions in the Investment Partnership Agreement. As a result, the Company changed its accounting for the Investment Partnership to recognize the investment at fair value, with gains and losses recognized in the Unaudited Condensed Consolidated Statements of Operations.
6.     NOTES RECEIVABLE, NET

Notes receivable as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Promissory notes receivable	$9,211	$34,088
Line of credit receivable	4,331	5,831
Interest receivable	3,193	4,147
Allowance for notes and interest receivable	(15,246)	(14,875)
Total notes receivable	$1,489	$29,191
Less: Notes receivable, current	1,489	29,191
Notes receivable, non-current	$—	$—
Interest income on notes receivable during the three months ended March 31, 2023 and December 31, 2022 was $16 and $417, respectively.
At each reporting date, the Company applies its judgment to evaluate the collectability of the note receivable and makes a provision based on the assessed amount of expected credit loss. This judgment is based on parameters such as interest rates, market conditions and creditworthiness of the creditor.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The Company determined that the collectability of certain notes receivables is doubtful based on information available. As of March 31, 2023 and December 31, 2022, the Company’s allowance for notes receivable of $15,246 and $14,875, respectively, included $12,060 and $12,041 of principal outstanding and $3,186 and $2,834 of accrued interest, respectively, and represents the full value of such loan balances.
Activity during the three months ended March 31, 2023

In January 2023, the Company received a $250 cash payment in full on a promissory note receivable.

In January 2023, a subsidiary of the Company acquired cultivation, processing and retail operations in Maine from a third party who provided cultivation, manufacturing, processing, distribution and handling, recordkeeping, compliance, and other services to the Company’s operations in Maine and the amounts outstanding under the promissory notes receivable were converted into equity in Northeast Patients Group. Refer to Note 3 for further discussion.

Activity during the three months ended March 31, 2022

In February 2022, the Company received a $5,279 cash payment in full on a line of credit due from Patient Centric Martha’s Vineyard, and subsequently closed the line of credit.

7.    CAPITAL ASSETS, NET
Net property, plant and equipment consisted of:

	March 31, 2023	December 31, 2022
Land	$9,843	$9,605
Building	58,366	58,334
Right-of-use asset, finance leases	6,297	5,077
Furniture, fixtures and equipment	40,381	46,811
Leasehold improvements	51,655	6,178
Construction in progress	7,729	34,435
Capital assets, gross	$174,271	$160,440
Less: accumulated depreciation and amortization	(38,646)	(27,035)
Capital assets, net	$135,625	$133,405
Depreciation and amortization of capital assets for the three months ended March 31, 2023 and 2022 includes $997 and $1,111 of depreciation and amortization expense, and $2,287 and $1,922 that was capitalized to inventory, respectively.
During the three months ended March 31, 2022, the Company determined that it was unable to find a satisfactory buyer for the held-for-sale assets related to its Michigan operations and, as such, these assets were reclassified as held-and-used. This conclusion was considered a triggering event for capital asset impairment testing. Upon assessment, these specific capital assets were not considered to have future economic value. As such, the fair value of the assets was considered to be nil and the Company recognized an impairment charge of $1,907 within Impairments, net on the Statements of Operations during the three months ended March 31, 2022.

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

Balance Sheet Information	Classification	March 31, 2023	December 31, 2022
Right-of-use assets
Operating	Operating lease right-of-use assets	$20,842	$22,443
Finance	Capital assets, net	4,782	4,269
Total right-of-use assets		$25,624	$26,712

Lease liabilities
Current
Operating	Operating lease liability, current	$2,529	$2,443
Financing	Debt, current	105	1
Non-current
Operating	Operating lease liability, non-current	20,293	21,692
Financing	Debt, non-current	5,877	5,305
Total lease liabilities		$28,804	$29,441

		Three Months Ended March 31,
Statement of Operations Information	Classification	2023	2022
Short-term lease expense	General and administrative	$151	$48

Operating lease expense	General and administrative	1,337	1,248
Finance lease expense:
Amortization of right of use asset	Depreciation and amortization	93	63
Interest expense on lease liabilities	Interest expense	209	212
Net operating and finance lease cost		$1,639	$1,523

		Three Months Ended March 31,
Statement of Cash Flows Information	Classification	2023	2022
Cash paid for operating leases	Net cash used in operating activities	$1,774	$1,257
Cash paid for finance leases - interest	Net cash used in operating activities	$269	$201

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The following represents the Company’s future minimum payments required under existing leases with initial terms of one year or more as of March 31, 2023:

Maturity of lease liabilities	Operating Leases	Finance Leases
2023	$3,359	$677
2024	4,522	923
2025	4,485	946
2026	4,551	969
2027	4,037	992
Thereafter	13,267	11,705
Total lease payments	$34,221	$16,212
Less: interest	11,399	10,230
Present value of lease liabilities	$22,822	$5,982

Weighted average remaining lease term (years)	8	12
Weighted average discount rate	10%	12%
As of March 31, 2023, there have been no leases entered into that have not yet commenced.
9.    INVENTORY
The Company’s inventory balance consists of the following:

	March 31, 2023	December 31, 2022
Retail inventory	$3,723	$3,255
Wholesale inventory	40,832	35,885
Cultivation inventory	6,469	7,133
Supplies & other	2,587	3,173
Total	$53,611	$49,446
Inventory is valued at the lower of cost and net realizable value (“NRV”), defined as estimated selling price in the ordinary course of business, less estimated costs of disposal. During the three months ended March 31, 2023, the Company analyzed its inventory balances, and recorded wholesale inventory adjustments as a result of (i) having excess or obsolete inventory and (ii) reducing the carrying value to ensure inventory balances are properly recorded at the lower of cost and NRV. The Company recognized $2,237 of wholesale inventory adjustments within Cost of goods sold, wholesale on the Statements of Operations during the three months ended March 31, 2023.
10.    DEBT
The Company’s debt balances consist of the following:

Debt balances	March 31, 2023	December 31, 2022
Financing liability (failed sale-leaseback)	$15,253	$15,253
Finance lease liabilities	5,982	5,306
7.50% Loan due April 2026	31,418	31,288
6.10% Secured debenture due September 2030	46,614	46,502
Note due December 2024	3,167	3,167
Prime rate credit facilities due January 2026, as amended	114,503	113,564
Total debt	$216,937	$215,080
Less: current portion of debt	1,689	1,584
Total long-term debt	$215,248	$213,496

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Scheduled maturities of debt, excluding amortization of discount and issuance costs, are as follows:

2023	$1,583
2024	1,584
2025	—
2026	158,011
2027	39
Thereafter	71,185
Total payments (excluding amortization of discount and issuance costs)	$232,402
During the three months ended March 31, 2023 and 2022, the Company incurred interest expense of $8,074 and $4,781, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Interest expense for the three months ended March 31, 2023 and 2022, included debt discount amortization of $488 and $373, respectively, and amortization of debt issuance costs of $690 and $266, respectively. As of March 31, 2023 and December 31, 2022, the Company had unamortized discount $5,603 and $6,093, respectively, and debt issuance costs of $9,862 and $10,552, respectively, which is netted against the gross carrying value of long-term debt in Debt, non-current on Unaudited Condensed Consolidated Statements of Financial Position. Additionally, as of March 31, 2023 and December 31, 2022, the Company had accrued interest of $1,803 and $2,575, respectively, within Interest payable on the Unaudited Condensed Consolidated Statements of Financial Position.
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

On April 28, 2023, the Company reached an agreement with the lenders of the Prime rate credit facilities due January 2026 that would allow it to draw a further $15,000 under its current Credit Agreement, but such funds would be maintained in a segregated account until dispersed and be restricted for use to only eligible capital expenditures. As part of this agreement, the Company agreed to limit the total amounts outstanding under the Credit Agreement to $140,000 and to at all times subsequent to the amendment, maintain collateral (as defined in the Credit Agreement) equal to or greater than the outstanding amount under the Credit Agreement.

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

The loan is subject to various financial covenants, including (i) a fixed charge coverage ratio and two leverage ratios in respect of all periods beginning on or after December 31, 2023 and (ii) a minimum cash requirement of $10.0 million at each quarter end of the Company. Finally, the Amended Credit Facility includes approval for Canopy USA to acquire control of Acreage without requiring repayment of all amounts outstanding under the Amended Credit Facility, provided certain conditions are satisfied. As of March 31, 2023 the Company was in compliance with all covenants.

The Company obtained a waiver of the financial covenants for the three month periods ended March 31, 2022 and June 30, 2022. This waiver included a $500 waiver fee that was paid to the lenders.

11.    SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
The table below details the change in Pubco shares outstanding by class for the three months ended March 31, 2023:

Shareholders’ Equity	Fixed Shares	Floating Shares	Fixed Shares Held in Treasury	Floating Shares Held in Treasury	Fixed Multiple Shares	Total Shares Outstanding
December 31, 2022	79,047	34,114	(589)	(253)	118	112,437
Issuances	209	78	—	—	—	287
NCI conversions	—	—	—	—	—	—
March 31, 2023	79,256	34,192	(589)	(253)	118	112,724

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Warrants
A summary of the warrants activity outstanding is as follows:

Warrants	Fixed Shares	Floating Shares
December 31, 2022	5,817	2,524
Expired	—	—
March 31, 2023	5,817	2,524

The exercise price of each Fixed Share warrant ranged from $3.15 to $4.00, respectively, and the exercise price of each Floating Share warrant ranged from $3.01 to $4.00, respectively. The warrants are exercisable for a period of 4 years. The weighted-average remaining contractual life of the warrants outstanding is approximately 1.7 years. There was no aggregate intrinsic value for warrants outstanding as of March 31, 2023.
Non-controlling interests - convertible units
The Company has NCIs in consolidated subsidiaries USCo2 and HSCP. The non-voting shares of USCo2 and HSCP units make up substantially all of the NCI balance as of March 31, 2023 and are convertible for either 0.7 of a Fixed Share and 0.3 of a Floating Share of Pubco or cash, as determined by the Company. Summarized financial information of HSCP is presented below. USCo2 does not have discrete financial information separate from HSCP.

HSCP net asset reconciliation	March 31, 2023	December 31, 2022
Current assets	$80,875	$118,193
Non-current assets	262,465	237,665
Current liabilities	(4,357)	(9,141)
Non-current liabilities	(240,776)	(239,525)
Other NCI balances	(729)	(725)
Accumulated equity-settled expenses	(241,744)	(240,760)
Net assets	$(144,266)	$(134,293)
HSCP/USCo2 ownership % of HSCP	16.30%	16.33%
Net assets allocated to USCo2/HSCP	$(23,515)	$(21,930)
Net assets attributable to other NCIs	729	725
Total NCI	$(22,786)	$(21,205)

	Three Months Ended March 31,
HSCP Summarized Statement of Operations	2023	2022
Net loss allocable to HSCP/USCo2	$(9,601)	$(7,080)
HSCP/USCo2 weighted average ownership % of HSCP	16.31%	17.21%
Net loss allocated to HSCP/USCo2	$(1,566)	$(1,218)
Net loss allocated to other NCIs	(1)	1
Net loss attributable to NCIs	$(1,567)	$(1,217)
As of March 31, 2023, USCo2’s non-voting shares owned approximately 0.22% of HSCP units. USCo2’s capital structure is comprised of voting shares, all of which are held by the Company, and of non-voting shares held by certain former HSCP members. Certain executive employees and profits interests holders own approximately 16.08% of HSCP units. The remaining 83.70% interest in HSCP is held by USCo and represents the members’ equity attributable to shareholders of the parent.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
A reconciliation of the beginning and ending amounts of convertible units is as follows:

Convertible Units	March 31, 2023	December 31, 2022
Beginning balance	22,698	23,076
NCI units converted to Pubco	—	(378)
Ending balance	22,698	22,698
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
Pursuant to the Amended Arrangement, the Company retained the Plan described above, the upper limit of issuances being up to an amount equal to 15% of the issued and outstanding Fixed Shares and Floating Shares of the Company. As of March 31, 2023, the Company had 4,212 shares authorized and available for grant under the Plan.
Restricted Share Units (“RSUs”)

	Fixed Shares		Floating Shares
Restricted Share Units (Fair value information expressed in whole dollars)	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Unvested, January 1, 2023	6,324	$1.80	464	$6.68
Granted	—	$—	—	$—
Forfeited	(109)	$0.98	(1)	$2.15
Vested	(458)	$2.17	(161)	$2.24
Unvested, March 31, 2023	5,757	$1.79	302	$9.06
Vested and unreleased(1)	449	$2.50	147	$3.16
Outstanding, March 31, 2023	6,206	$1.84	449	$7.13
(1) RSUs that are vested and unreleased represent RSUs that are pending delivery.
RSUs of the Company generally vest over a period of three years and RSUs granted to certain executives vest based on achievement of specific performance conditions. In certain situations for specified individuals, RSUs vest on an accelerated basis on separation. The fair value for RSUs is based on the Company’s share price on the date of the grant. The Company recorded $758 and $3,877 as Equity-based compensation expense relating to RSUs on the Unaudited Condensed Consolidated Statements of Operations during the three months ended March 31, 2023 and 2022, respectively. The fair value of RSUs vested during the three months ended March 31, 2023 and 2022 was $442 and $1,882, respectively.
The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs as of March 31, 2023 was approximately 2.0 years and $3,214, respectively. Unrecognized compensation expense related to these awards at March 31, 2023 was $11,054 and is expected to be recognized over a weighted average period of approximately 1.7 years.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Stock options

	Fixed Shares		Floating Shares
Stock Options (Exercise price expressed in whole dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, January 1, 2023	7,337	$2.75	2,267	$3.10
Granted	—	$—	—	$—
Forfeited	—	$—	—	$—
Expired	—	$—	(31)	$2.55
Options outstanding, March 31, 2023	7,337	$2.75	2,236	$3.10

Options exercisable, March 31, 2023	1,834	$9.14	2,106	$3.10
Stock options of the Company generally vest over a period of three years and options granted to certain executives vest based on achievement of specific performance conditions. Stock options of the Company have an expiration period of 5 or 10 years from the date of grant. The weighted average contractual life remaining for Fixed Share options outstanding and exercisable as of March 31, 2023 was approximately 5 and 6 years, respectively. The weighted average contractual life remaining for Floating Share options outstanding and exercisable as of March 31, 2023 was approximately 6 and 7 years, respectively. The Company recorded $226 and $282 as Equity-based compensation expense on Unaudited Condensed Consolidated Statements of Operations during the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, unamortized expense related to stock options totaled $1,670 and is expected to be recognized over a weighted-average period of approximately 2 years. As of March 31, 2023, the aggregate intrinsic value for unvested options and for vested and exercisable options was nil, respectively.

13.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company provides revolving lines of credit to certain of its portfolio companies. As of March 31, 2023, only one revolving line of credit remained outstanding and the maximum obligation under this arrangement was equal to the balance advanced of $4,331 (refer to Note 6 for further discussion).

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
Pursuant to the Amended Plan of Arrangement, upon the occurrence or waiver (at the discretion of Canopy Growth) of the Triggering Event (the “Triggering Event Date”), Canopy Growth will, subject to the satisfaction or waiver of certain closing conditions set out in the Arrangement Agreement: (i) acquire all of the issued and outstanding Fixed Shares (following the mandatory conversion of the Fixed Multiple Shares into Fixed Shares) on the basis of 0.3048 of a common share of Canopy Growth (each whole common share, a “Canopy Growth Share”) for each Fixed Share held (the “Fixed Exchange Ratio”) at the time of the acquisition of the Fixed Shares (the “Acquisition Time”), subject to adjustment in accordance with the terms of the Amended Plan of Arrangement (the “Canopy Call Option”). The Canopy Call Option and the Floating Call Option will expire 10 years from the Amendment Time.
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

Third Amendment to the Arrangement Agreement with Canopy Growth
On October 24, 2022, the Company entered into an arrangement agreement (the “Floating Share Agreement”) with Canopy Growth and Canopy USA, LLC (“Canopy USA”), Canopy Growth’s newly-created U.S. domiciled holding company, pursuant to which, subject to approval of the holders of the Class D subordinate voting shares of Acreage (the “Floating Shares”) and the terms and conditions of the Floating Share Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares by way of court-approved plan of arrangement (the “Floating Share Arrangement”) for consideration of 0.4500 of a common share of Canopy Growth (each whole share a “Canopy Share”) in exchange for each Floating Share. A special meeting of the holders of Floating Shares was held on March 15, 2023, where the holders of Floating Shares approved the Floating Share Arrangement (the “Special Meeting”).
Concurrently with entering the Floating Share Agreement, Canopy Growth irrevocably waived its option to acquire the Floating Shares pursuant to the Amended Arrangement.

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
Acreage expects the Floating Share Arrangement to close upon the satisfaction or waiver of all conditions under the Floating Share Agreement and the Amended Arrangement. It is anticipated that the acquisition by Canopy USA of the Fixed Shares pursuant to the Fixed Option will be completed immediately following closing of the Floating Share Agreement. In the event that Canopy USA exercises the Fixed Option and acquires the Floating Shares pursuant to the Floating Share Arrangement, Acreage will be wholly-owned subsidiary of Canopy USA.
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
Tax Receivable Agreement and Tax Receivable Bonus Plans
The Company is a party to (i) a tax receivable agreement dated November 14, 2018 and subsequently amended (the “Tax Receivable Agreement”) between the Company and certain current and former unit holders of HSCP and (ii) tax receivable bonus plans dated November 14, 2018 and subsequently amended (the “Tax Receivable Bonus Plans”) between the Company and certain directors, officers and consultants of the Company (together the “Tax Receivable Recipients”). Under the Tax Receivable Agreement and the Tax Receivable Bonus Plans, the Company is required to make cash payments to the Tax Receivable Recipients equal to 85% of the tax benefits, if any, that the Company actually realizes, or in certain circumstances is deemed to realize, as a result of (i) the increases in its share of the tax basis of assets of HSCP resulting from any redemptions or exchanges of Units from the HSCP Members, and (ii) certain other tax benefits related to the Company making payments under the Tax Receivable Agreement and the Tax Receivable Bonus Plan. Although the actual timing and amount of any payments that the Company makes to the Tax Receivable Recipients cannot be estimated, it expects those payments will be significant. Any payments made by the Company to the Tax Receivable Recipients may generally reduce the amount of overall cash flow that might have otherwise been available to it. Payments under the Tax Receivable Agreement are not conditioned on any Tax Receivable Recipient’s continued ownership of Units or our shares after the completion of the RTO. Payments under the Tax Receivable Bonus Plan may, at times, be conditioned on the Tax Receivable Recipient’s continued employment by the Company. As of March 31, 2023, the Company has not made any payments in relation to the Tax Receivable Agreement or the Tax Receivable Bonus Plans.

Concurrently with the execution of the Floating Share Arrangement Agreement, Canopy Growth, Canopy USA, High Street, Acreage Holdings America, Inc. and certain individuals party to the Tax Receivable Agreement, amended the Tax Receivable Agreement in accordance with the Floating Share Agreement. Pursuant to the Floating Share Agreement, Canopy Growth, on behalf of Canopy USA agreed to: (i) issue Canopy Shares with a value of approximately $30,500 to the Tax Receivable Agreement Members in exchange for each such individual executing an assignment of rights agreement assigning such individual’s rights under the Tax Receivable Agreement to Canopy USA, such that following assignment, Canopy USA is the sole member and beneficiary under the Tax Receivable Agreement; and (ii) fund a payment with a value of approximately $19,500 to be made by the Company in Canopy Shares to certain eligible participants pursuant to the Tax Receivable Bonus Plans, as amended on October 24, 2022, both in order to reduce a potential liability of approximately $121,000 under the Tax Receivable Agreement and the Tax Receivable Bonus Plans. In connection with the foregoing, Canopy Growth issued 5,648,927 Canopy Shares on or about November 4, 2022 and 7,102,081 Canopy Shares on or about March 17, 2023 to the Tax Receivable Agreement Members. In addition, the Tax Receivable Agreement Bonuses with an aggregate value of approximately $19,500 in Canopy Shares will be issued by Canopy to certain eligible participants under the Tax Receivable Bonus Plans on the closing of the Floating Share Arrangement or, if the Floating Share Arrangement does not close or is terminated but the Amended Arrangement closes, then on the closing of the acquisition. The Tax Receivable Agreement Bonuses will be paid to recipients to be determined by Kevin Murphy, the administrator of the Tax Receivable Bonus Plans, and may include one or more of Kevin Murphy, John Boehner, Brian Mulroney, and Peter Caldini, each of whom are directors of Acreage and other current and former officers or consultants of Acreage as may be determined by Kevin Murphy. Canopy Growth has also agreed to register the resale of such Canopy Shares under the Securities Act of 1933, as amended.
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

Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of March 31, 2023, for which no liabilities are recorded on the Unaudited Condensed Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of March 31, 2023 and 2022, such amounts were not material.
CanWell Settlement

In November 2020, the Company entered into a final confidential settlement agreement with CanWell, LLC for certain outstanding proceedings. As part of that agreement, the Company accrued for $7,750 in Legal settlements, net on the Statements of Operations for the year ended December 31, 2020. In connection with this settlement agreement, the Company issued a promissory note in the amount of $7,750 to CanWell, which is non-interest bearing and is payable in periodic payments through December 31, 2024. Through March 31, 2023, the Company has paid $4,583 of the promissory note.

Contingencies
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of March 31, 2023, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.

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
6.10% Secured debenture due September 2030
As disclosed in Note 10, “6.10% Secured debenture due September 2030”, on September 23, 2020, pursuant to the implementation of the Amended Arrangement, a subsidiary of Canopy Growth advanced gross proceeds of $50,000 (less transaction costs of approximately $4,025) to Universal Hemp, an affiliate of the Company, pursuant to the terms of a secured debenture. In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. Acreage then engaged an investment advisor (the “Investment Advisor”) which, under the Investment Advisor’s sole discretion, invested on behalf of Universal Hemp, $34,019 of the proceeds on September 28, 2020. During the three months ended March 31, 2023, the Company incurred interest expense attributable to the 6.10% Secured debenture due September 2030 of $763.

As a result of the transaction above, Universal Hemp, a subsidiary of the Company, acquired 34,019 class B units, at $1 par value per unit, which represented 100% financial interest in an Investment Partnership, a Canada-based limited partnership. An affiliate of the Institutional Investor holds Class A Units of the Investment Partnership. The general partner of the Investment Partnership is also an affiliate of the Institutional Investor. The class B units are held by the Institutional Investor as agent for Universal Hemp. On September 28, 2020, the Company received gross proceeds of $33,000 (less transaction costs of approximately $959) from an affiliate of the Institutional Lender (the “Lender”) and used a portion of the proceeds of this loan to retire its short-term $11,000 convertible note and its short-term note aggregating approximately $18,000 in October 2020, with the remainder being used for working capital purposes. The Lender is controlled by the Institutional Lender. The Investment Partnership is the investor in the Lender.

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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Viridescent has committed $37,500 of the $125,000 drawn down under the Credit Facility, with third-party syndicated affiliates committing the additional $87,500. During the three months ended March 31, 2023, the Company incurred interest expense attributable to Viridescent of $1,260. The loan is secured by first-lien mortgages on Acreage’s wholly owned real estate and other commercial security interests. A third-party syndicate served as Administrative Agent for the transaction.

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

Basic and diluted loss per share is as follows:

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common shareholders of the Company	$(14,590)	$(12,694)
Weighted average shares outstanding - basic	112,546	106,900
Effect of dilutive securities	—	—
Weighted average shares - diluted	112,546	106,900
Net loss per share attributable to common shareholders of the Company - basic	$(0.13)	$(0.12)
Net loss per share attributable to common shareholders of the Company - diluted	$(0.13)	$(0.12)
During the three months ended March 31, 2023, 5,817 Fixed warrants, 2,524 Floating warrants, 6,206 Fixed Share RSUs, 449 Floating Share RSUs, 7,337 Fixed Share stock options, 2,236 Floating Share stock options and 22,698 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive. During the three months ended March 31, 2022, 5,817 Fixed warrants, 2,524 Floating warrants, 2,916 Fixed Share RSUs, 1,251 Floating Share RSUs, 1,525 Fixed Share stock options, 2,413 Floating Share stock options and 22,698 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive.

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
Management has reviewed all other events subsequent to March 31, 2023 through the date of issuing these financial statements and determined that no further subsequent events require adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist in the understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth in “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), and “Cautionary Statement Regarding Forward-Looking Statements” set forth below.

This MD&A should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and for the three month period ended March 31, 2023 and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q) and the 2022 Form 10-K. Financial information presented in this MD&A is presented in thousands of U.S. dollars, unless otherwise indicated.
Cautionary Statement Regarding Forward Looking-Statements
This Quarterly Report of the Company contains statements that include forward-looking information and are forward-looking statements within the meaning of applicable Canadian and United States securities legislation (“forward-looking statements”), including the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements, other than statements of historical fact, included herein are forward-looking statements, including, for greater certainty, statements regarding the proposed transactions with Canopy Growth Corporation (“Canopy Growth or “Canopy”), including the anticipated benefits and likelihood of completion thereof.
Generally, forward-looking statements may be identified by the use of forward-looking terminology such as “plans”, “expects” or “does not expect”, “proposed”, “is expected”, “budgets”, “scheduled”, “estimates”, “forecasts”, “intends”, “anticipates” or “does not anticipate”, or “believes”, or variations of such words and phrases, or by the use of words or phrases which state that certain actions, events or results may, could, would, or might occur or be achieved. There can be no assurance that such forward-looking statements will prove to be accurate, and actual results and future events could differ materially from those anticipated in such forward-looking statements. Forward-looking statements reflect Acreage’s current beliefs and are based on information currently available to Acreage and on assumptions Acreage believes are reasonable. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause the actual results, level of activity, performance or achievements of Acreage to be materially different from those expressed or implied by such forward-looking statements. Such risks and other factors may include, but are not limited to:
•The US Federal Illegality of the Company’s Business Activities
•the anticipated benefits of the Floating Share Arrangement with Canopy Growth;
•the likelihood of Canopy Growth completing the acquisition of the Fixed Shares and/or Floating Shares;
•risks related to the ability to finance Acreage’s business and fund its obligations;
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

•the dual structure of the Fixed and Floating Shares
•risks relating to the management of growth;
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

A description of additional assumptions used to develop such forward-looking statements and a description of additional risk factors that may cause actual results to differ materially from forward-looking statements can be found in Part I, Item 1A of the Company’s Annual Report on Form 10-K, under the heading “Risk Factors”, dated May 1, 2023, as filed with the Securities and Exchange Commission. Although Acreage has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Readers are cautioned that the foregoing list of factors is not exhaustive. Readers are further cautioned not to place undue reliance on forward-looking statements as there can be no assurance that the plans, intentions or expectations upon which they are placed will occur. Forward-looking statements contained in this Form 10-Q are expressly qualified by this cautionary statement. The forward-looking statements contained in this Form 10-Q represent the expectations of Acreage as of the date of this Form 10-Q and, accordingly, are subject to change after such date. However, Acreage expressly disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as expressly required by applicable securities law.

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview—This section provides a general description of the Company’s businesses, its strategic objectives, as well as developments that occurred during the three months ended March 31, 2023 and 2022 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2023 and 2022. This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended March 31, 2023 and 2022, as well as a discussion on the Company’s outstanding debt and commitments that existed as of March 31, 2023. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

As of March 31, 2023, Acreage owned and operated a total of twenty-three dispensaries - four in New York, three in New Jersey, three in Connecticut, two in Massachusetts, two in Illinois, five in Ohio, and four in Maine. As of March 31, 2023, Acreage owned and operated a total of nine cultivation and processing facilities, one each in California, Illinois, Maine, New Jersey, New York, Ohio and Pennsylvania, respectively, and two in Massachusetts.
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
Highlights from the three months ended March 31, 2023:
•The Company’s total consolidated revenue declined 2% as compared with the three months ended March 31, 2022. After adjusting for acquisitions and divestitures, revenue for the 3 months ended March 31, 2023 was relatively consistent with the comparable period in the prior year.
•Adjusted EBITDA for the three months ended March 31, 2023 was $10.6 million, compared to adjusted EBITDA of $8.6 million during the same period in 2022. Excluding the impact of the reversal of bonus provisions related to the prior year, adjusted EBITDA for the three months ended March 31, 2023 was $6.3 million. This marks nine consecutive quarters of positive adjusted EBITDA, further validating management's refocused strategic plan. Refer to section “Non-GAAP Information” for a discussion of Adjusted EBITDA as a non-GAAP measure.
•On January 2, 2023, the Company acquired cultivation, processing and retail operations in Maine from a third party who provided cultivation, manufacturing, processing, distribution and handling, recordkeeping, compliance, and other services to the Company’s operations in Maine.

•On January 10, 2023, the Company commenced adult-use operations in Connecticut, offering a range of products from our flagship brand The Botanist for adult-use sales in Montville.
•On January 31, 2023, the Company launched “Fast-Acting Gummies” or “TiME Gummies” under its flagship brand The Botanist in Illinois, Maine, Massachusetts, and Ohio.
•The Floating Share Arrangement was approved at a special meeting of the holders of Floating Shares held on March 15, 2023. Refer to Note 13 for further discussion.

Operational and Regulation Overview (all amounts in thousands, except per share amounts)

The Company believes its operations are in material compliance with all applicable state and local laws, regulations and licensing requirements in the states in which it operates. However, cannabis is illegal under U.S. federal law. Substantially all of the Company’s revenue is derived from U.S. cannabis operations. For information about risks related to U.S. cannabis operations, please refer to Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Results of Operations
The following table presents selected financial data derived from the unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2023 and 2022. The selected financial information set out below may not be indicative of the Company’s future performance.
Summary Results of Operations

			Better/(Worse)
in thousands, except per share amounts	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$	%
Revenues, net	$55,963	$56,879	$(916)	(2)%
Net operating income (loss)	1,145	(2,722)	3,867	n/m
Net loss attributable to Acreage	(14,590)	(12,694)	(1,896)	(15)
Basic and diluted loss per share attributable to Acreage	$(0.13)	$(0.12)	$(0.01)	(8)%
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

			Better/(Worse)
in thousands	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$	%
Retail revenue, net	$41,881	$41,427	$454	1%
Wholesale revenue, net	13,998	15,172	(1,174)	(8)
Other revenue, net	84	280	(196)	(70)
Total revenues, net	$55,963	$56,879	$(916)	(2)%
Cost of goods sold, retail	(20,414)	(20,768)	354	2
Cost of goods sold, wholesale	(8,964)	(6,601)	(2,363)	(36)
Total cost of goods sold	$(29,378)	$(27,369)	$(2,009)	(7)%
Gross profit	$26,585	$29,510	$(2,925)	(10)%
Gross margin	48%	52%		(4)%
n/m - Not Meaningful

Three months ended March 31, 2023 vs. 2022
Total revenues for the three months ended March 31, 2023 declined by $916, or 2%, compared to the three months ended March 31, 2022. The decline in total revenue was primarily due to a decrease of $1,238 related to the divestiture of the Company’s operations in Oregon, offset by an increase of $485 due to the acquisitions of a Maine dispensary in 2022. Excluding these acquisitions and divestitures, total revenue decreased by $163 for the three months ended March 31, 2023, as compared to 2022.
Retail revenue for the three months ended March 31, 2023 grew by $454, or 1%, compared to the three months ended March 31, 2022. Excluding the impact of acquisitions and divestitures, retail revenue increased by $1,208, or 3%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This organic growth was primarily driven by the commencement of adult use sales in New Jersey in April 2022 and Connecticut in January 2023.
Wholesale revenue for the three months ended March 31, 2023 decreased by $1,174, or 8%, compared to the three months ended March 31, 2022. The decline in wholesale revenue was primarily due to price compression and decreased wholesale demand in select markets, particularly in those markets where integrated operators put a greater focus on the sales of their own internally produced products.
Retail cost of goods sold increased $354, or 2%, for the three months ended March 31, 2023 compared to 2022, which was generally consistent with the 1% increase in retail revenue. Price compression in select markets was offset by cost efficiencies.
Wholesale cost of goods sold increased $2,363, or 36%, for the three months ended March 31, 2023 compared to 2022, which outpaced the 8% decrease in wholesale revenue. Wholesale cost of goods sold increased due to $2,237 of non-cash inventory adjustments made during the three months ended March 31, 2023 as a result of excess inventory in select markets, reducing the carrying value of wholesale inventory to reflect the lower of cost and net realizable value. Excluding these non-cash inventory adjustments, wholesale costs of goods sold increased $129 or 2%. Cost increases and product mix shifts drove the increase in wholesale cost of goods sold.
Gross profit decreased $2,925, or 10%, for the three months ended March 31, 2023 to $26,585 from $29,510 in 2022, and Gross margin decreased from 52% of revenue for the three months ended March 31, 2022 to 48% of revenue in 2023, or 4%, due to the factors discussed above. Efficiencies gained from further economies of scale were unable to offset overall selling price declines, cost increases due to inflation, and the aforementioned wholesale non-cash inventory adjustments. Excluding the non-cash inventory adjustments, margin decreased slightly to 51%.
Revenue by geography
While the Company operates under one operating segment for the production and sale of cannabis products, the below revenue breakout by geography is included as management believes it provides relevant and useful information to investors.

Revenue by region			Better/(Worse)
in thousands	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$	%
New England	15,088	$16,426	$(1,338)	(8)%
Mid-Atlantic	20,276	15,355	4,921	32
Midwest	20,317	23,169	(2,852)	(12)
West	282	1,929	(1,647)	(85)
Total revenues, net	55,963	$56,879	$(916)	(2)%

Total operating expenses

Total operating expenses consist primarily of loss on impairments, compensation expense at our corporate offices as well as operating subsidiaries, professional fees, which includes, but is not limited to, legal and accounting services, depreciation and other general and administrative expenses.

Operating expenses			Better/(Worse)
in thousands	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$	%
General and administrative	$10,512	$8,387	$(2,125)	(25)%
Compensation expense	12,203	14,195	1,992	14
Equity-based compensation expense	984	4,159	3,175	76
Marketing	744	697	(47)	(7)
Impairments, net	—	2,138	2,138	n/m
Write down (recovery) of assets held-for-sale	—	874	874	n/m
Legal settlements (recoveries)	—	(25)	(25)	n/m
Depreciation and amortization	997	1,807	810	45
Total operating expenses	$25,440	$32,232	$6,792	21%

n/m - Not Meaningful
Three months ended March 31, 2023 vs. 2022
Total operating expenses for the three months ended March 31, 2023 were $25,440, an decrease of $6,792, or 21%, compared with 2022. The primary drivers of the increase in operating expenses were as follows:
•General and administrative expenses increased $2,125 during the three months ended March 31, 2023 compared with 2022, primarily due to increases in (i) the cost of insurance, fees, permits and licenses, (ii) bad debt expenses of $1,250 related to the write-off of previously recognized management fees which are not collectible, (iii) increased travel as restrictions have been lifted and (iv) increased office expenses.
•Compensation expense decreased $1,992 during the three months ended March 31, 2023 as compared with 2022, primarily due to the reversal of bonus provisions related to the prior year.
•Equity-based compensation expense decreased $3,175, or 76%, during the three months ended March 31, 2023 as compared with 2022, primarily due to the fully vesting, prior to the three months ended March 31, 2023 of certain historic equity-based compensation grants and no annual grants have been issued to employees during 2023 under the Company’s normal long-term incentive plan.
•There were no impairments in the three months ended March 31, 2023. The impairments in the comparative period of 2022 are primarily due to an impairment of $1,907 related to certain Michigan locations as the Company was unsuccessful in finding a satisfactory buyer for these assets which were previously classified as held-for-sale.
•There were no write downs or recoveries of assets held-for-sale in the three months ended March 31, 2023. The write downs of assets held-for-sale in the comparative period of 2022 relate to the Company’s Oregon operations which were disposed of in the year ended December 31, 2022.
•Depreciation and amortization expenses decreased by $810 during the three months ended March 31, 2023 compared with 2022, primarily due to an acceleration of the amortization of certain intangible assets as a result of a reduction in the expected useful lives of such assets during the three months ended March 31, 2022 and due to the impairment of certain intangible assets in the year ended December 31, 2022.

Total other income (loss)

Other income (loss)			Better/(Worse)
in thousands	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$	%
Income (loss) from investments, net	$(342)	$1,133	$(1,475)	n/m
Interest income from loans receivable	16	417	(401)	(96)%
Interest expense	(8,074)	(4,781)	(3,293)	(69)
Other loss, net	(1,553)	(10)	(1,543)	n/m
Total other loss	$(9,953)	$(3,241)	$(6,712)	(207)%

n/m - Not Meaningful

Three months ended March 31, 2023 vs. 2022
Total other loss for the three months ended March 31, 2023 was $9,953, an increase of $6,712 compared with 2022. The primary drivers of the decrease in Total other income (loss) were as follows:
•Loss from investments, net of $342 for the three months ended March 31, 2023 has decreased $1,475 as compared with 2022 due to fair value adjustments to the investment in equity in other companies.
•Interest income from loans receivable of $16 for the three months ended March 31, 2023 has declined $401 as compared with 2022 due to a reduction in loans receivable outstanding during the comparative period.
•Interest expense for the three months ended March 31, 2023 of $8,074 increased by $3,293 as a result of the Company having a larger debt balance as compared to 2022 and due to an increased interest rate on a substantial portion of the Company’s debt.
•Other loss for the three months ended March 31, 2023 of $1,553 increased by $1,543 as compared with 2022. Other income, net for the year ended March 31, 2023 was primarily due to a loss on the termination of a lease related the Company’s operations in Massachusetts.

Net loss

Net loss			Better/(Worse)
in thousands	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$	%
Net loss	$(16,157)	$(13,911)	$(2,246)	(16)%
Less: net loss attributable to non-controlling interests	(1,567)	(1,217)	(350)	(29)
Net loss attributable to Acreage Holdings, Inc.	$(14,590)	$(12,694)	$(1,896)	(15)%
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

Adjusted EBITDA			Better/(Worse)
in thousands	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$	%
Net loss (U.S. GAAP)	$(16,157)	$(13,911)
Income tax expense	7,349	7,948
Interest expense, net	8,058	4,364
Depreciation and amortization(1)	3,038	2,891
EBITDA (non-GAAP)	$2,288	$1,292	$996	77%
Adjusting items:
Loss (income) from investments, net	342	(1,133)
Impairments, net	—	1,956
Non-cash inventory adjustments	2,237	—
Loss on extraordinary events(2)	1,492	182
Write down (recovery) of assets held-for-sale	—	874
Legal settlements, net	—	(25)
Gain on business divestiture	—	(4)
Equity-based compensation expense	984	4,159
Other non-recurring expenses(3)	3,250	1,326
Adjusted EBITDA (non-GAAP)	$10,593	$8,627	$1,966	23%
(1) Depreciation and amortization for the three months ended March 31, 2023 and 2022 contains depreciation and amortization included in cost of goods sold.
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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and uses of cash (all amounts in thousands, except per share amounts)
The Company’s primary uses of capital include operating expenses, income taxes, capital expenditures and the servicing of outstanding debt. The Company’s primary sources of capital include funds generated by cannabis sales as well as financing activities. Through March 31, 2023, the Company had primarily used private financing as a source of liquidity for short-term working capital needs and general corporate purposes.
As of March 31, 2023, the Company had cash of $14,251. The Company’s ability to fund its operations, capital expenditures, acquisitions, and other obligations depends on its future operating performance and ability to obtain financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond the Company’s control.
The Company’s future contractual obligations include the following:
Leases
As of March 31, 2023, the Company had future operating lease obligations and future finance lease obligations of $34,221 and $16,212, respectively, with $3,359 and $677 payable within the next nine months, respectively. The Company leases land, buildings, equipment and other capital assets which it plans to use for corporate purposes in addition to the production and sale of cannabis products. Leases with an initial term of 12 months or less are not recorded on the Unaudited Condensed Consolidated Statements of Financial Position and are expensed in the Unaudited Condensed Consolidated Statements of Operations on the straight-line basis over the lease term. The Company does not have any material variable lease payments, and accounts for non-lease components separately from leases. Refer to Note 8 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
Debt

As of March 31, 2023, the Company had outstanding debt with varying maturities for an aggregate principal amount of $216,937 (net of $15,465 of unamortized discounts and debt issuance costs), with $1,583 payable within the remaining nine months. The Company has related future interest payments of $73,514, with $16,279 payable within the remaining nine months. In April 2023, the Company reached an agreement with its lenders that would allow it to draw a further $15,000 under its current credit agreement, but such funds would be restricted for use to only eligible capital expenditures. As part of this agreement, the Company agreed to not draw additional funds under the Credit Agreement. Refer to Notes 10 and 17 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
The Company expects that its total readily available funds of $14,251 as of March 31, 2023 and its further ability to obtain private and/or public financing, will be adequate to support the future obligations discussed above as well as the capital needs of the existing operations and expansion plans over the next twelve months. Additionally, the Company has a further $15,000 of long-term debt available from its committed debt facilities, but such funds are restricted for use to only eligible capital expenditures. Further, in February 2023, the Company filed for certain Employee Retention Tax Credits (“ERTC”) and it expects to receive approximately $15,000, less applicable agent fees and other expenses. On April 11, 2023, the Company sold, with recourse, the rights to receive certain Employee Retention Tax Credits (“ERTC”) with an aggregate receivable value of $14.3 million for total proceeds of $12.1 million. Refer to Note 2 of the Consolidated Financial Statements for further discussion.
Cash flows
Cash and cash equivalents were $14,251 as of March 31, 2023, which represents a net decrease of $9,816 for the three months ended March 31, 2023. The following table details the change in cash, cash equivalents, restricted cash and cash related to assets held for sale for the three months ended March 31, 2023 and 2022.

Cash flows			Better/(Worse)
in thousands	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$	%
Net cash used in operating activities	$(8,070)	$(5,363)	$(2,707)	(50)%
Net cash used in investing activities	(1,714)	(6,066)	4,352	72
Net cash used in financing activities	(32)	(11)	(21)	(191)
Net decrease in cash, cash equivalents, restricted cash, and cash held for sale	$(9,816)	$(11,440)	$1,624	14%

n/m - Not Meaningful
Net cash used in operating activities
During the three months ended March 31, 2023, the Company used $8,070 of net cash in operating activities, which represented an increase of $2,707, or 50%, when compared with 2022. Although the reported net loss increased by $2,246 during the three months ended March 31, 2023 when compared to the same period of 2022, the net loss excluding non-cash items such as impairments, equity-based compensation, write-offs and recoveries, gains and losses on disposals and depreciation and amortization increased by $3,656 when compared to the same period of 2022.
Net cash used in investing activities
During the three months ended March 31, 2023, the Company used $1,714 of net cash through investing activities compared to $6,066 of net cash used in investing activities in the same period for 2022, which represented an improvement of $4,352. Net cash used in investing activities for the three months ended March 31, 2023 included $2,230 on the purchase of capital assets and intangibles which was partially offset by cash acquired through business acquisitions of $516.
Net cash used in financing activities
During the three months ended March 31, 2023, the Company used $32 of net cash through financing activities compared to $11 of net cash used in financing activities in the same period for 2022, which represented a change of $21. Net cash used in financing activities for the three months ended March 31, 2023 included $32 of debt repayments.

Capital Resources
Capital structure and debt
Our debt outstanding as of March 31, 2023 and December 31, 2022 is as follows:

Debt balances	March 31, 2023	December 31, 2022
Financing liability (failed sale-leaseback)	$15,253	$15,253
Finance lease liabilities	5,982	5,306
7.50% Loan due April 2026	31,418	31,288
6.10% Secured debenture due September 2030	46,614	46,502
Note due December 2024	3,167	3,167
Prime rate credit facilities due January 2026, as amended	114,503	113,564
Total debt	$216,937	$215,080
Less: current portion of debt	1,689	1,584
Total long-term debt	$215,248	$213,496
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

Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of March 31, 2023, for which no liabilities are recorded on the Unaudited Condensed Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of March 31, 2023, such amounts were not material.
Contingencies
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of March 31, 2023, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
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
Critical accounting policies and estimates
We have adopted various accounting policies to prepare the Unaudited Condensed Consolidated Financial Statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2022 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

As of March 31, 2023 there have been no material changes to our critical accounting policies and estimates from those previously disclosed in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk (presented in thousands, except share amounts).
The Company has exposure to certain risks, including market, credit, liquidity, asset forfeiture, banking and interest rate risk, and assesses the impact and likelihood of those risks. However, there have been no material changes in our market risk during the three months ended March 31, 2023. For additional information, refer to our 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ending March 31, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company has begun to address the material weaknesses described above through the following actions. Although the Company previously believed the material weaknesses would be addressed by the second half of 2023, due to continued staff turnover and the availability of resources with appropriate levels of technical capabilities, the Company now expects to complete these actions in 2024:

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

The Company is working diligently to remediate this material weakness by hiring qualified and capable personnel. Further, we will continue to evaluate and assess the staffing needs of the Company as the landscape and needs of the Company continue to evolve. While we are working diligently to remediate this material weakness, there is no assurance that this material weakness will be fully remediated by the given continuing lasting impacts of COVID-19 on staffing and labor for companies within our industry and otherwise.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
10.1	Second Amendment to Credit Agreement, dated April 28, 2023, by and among High Street Capital Partners, LLC, Acreage Holdings, Inc., each lender identified on the signature pages thereto, AFC Agent LLC, as co-agent for the lenders, and VRT Agent LLC, as co-agent for the lenders. +	8-K	000-56021	10.1	5/4/2023
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Extensible Business Reporting Language):): (i) Consolidated Statements of Financial Position as of March 31, 2023 (unaudited) and December 31, 2022 (audited), (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and March 31, 2022, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and March 31, 2022, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2023 and March 31, 2022 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
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
Date: May 22, 2023

Acreage Holdings, Inc.

By:	/s/ Steve Goertz
Steve Goertz
Chief Financial Officer