Form 10-Q
period 2023-06-30
Acreage Holdings, Inc.
filed 2023-08-09
CIK 1762359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

The Company has three classes of issued and outstanding shares: the Class E subordinate voting shares (the “Fixed Shares”), the Class D subordinate voting shares (the “Floating Shares”) and the Class F multiple voting shares (the “Fixed Multiple Shares”). The Fixed Shares and Floating Shares each entitle the holders to notice of and to attend at any meeting of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company have the right to vote. Each Fixed Share is entitled to one vote per Fixed Share, each Floating Share is entitled to one vote per Floating Share and each Fixed Multiple Share is entitled to 4,300 votes per Fixed Multiple Share on all matters upon which the holders of shares are entitled to vote. As of August 2, 2023, there were 80,652,047 Fixed shares, 34,274,128 Floating Shares, and 117,600 Fixed Multiple Shares, in each case, issued and outstanding.

TABLE OF CONTENTS
Acreage Holdings, Inc.
Form 10-Q
For the Three and Six Months Ended June 30, 2023

PART I
Item 1. Financial Statements and Supplementary Data.

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$16,401	$24,067
Restricted cash	13,628	—
Accounts receivable, net	8,953	10,512
Inventory	47,938	49,446
Notes receivable, net	—	29,191
Assets held-for-sale	1,788	—
Other current assets	5,418	4,977
Total current assets	94,126	118,193
Long-term investments	33,287	34,046
Capital assets, net	136,085	133,405
Operating lease right-of-use assets	19,067	22,443
Intangible assets, net	35,124	35,124
Goodwill	38,694	13,761
Other non-current assets	3,531	3,601
Total non-current assets	265,788	242,380
TOTAL ASSETS	$359,914	$360,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$31,078	$29,566
Taxes payable	33,959	24,226
Interest payable	2,824	2,575
Operating lease liability, current	2,268	2,443
Debt, current	13,805	1,584
Liabilities related to assets held for sale	1,288	—
Other current liabilities	9,071	11,939
Total current liabilities	94,293	72,333
Debt, non-current	230,163	213,496
Operating lease liability, non-current	18,839	21,692
Deferred tax liability	10,620	9,623
Other liabilities	3,004	3,250
Total non-current liabilities	262,626	248,061
TOTAL LIABILITIES	356,919	320,394
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Commitments and contingencies
Common stock, no par value - unlimited authorized, 113,203 and 112,437 issued and outstanding, respectively	—	—
Additional paid-in capital	758,702	760,529
Treasury stock, 842 common stock held in treasury	(21,054)	(21,054)
Accumulated deficit	(709,204)	(678,091)
Total Acreage Shareholders' equity	28,444	61,384
Non-controlling interests	(25,449)	(21,205)
TOTAL EQUITY	2,995	40,179

TOTAL LIABILITIES AND EQUITY	$359,914	$360,573
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022		2023	2022
REVENUE
Retail revenue, net	$44,913	$46,685		$86,794	$88,112
Wholesale revenue, net	13,202	14,360		27,200	29,532
Other revenue, net	—	306		84	586
Total revenues, net	58,115	61,351		114,078	118,230
Cost of goods sold, retail	(23,484)	(23,466)		(43,898)	(44,234)
Cost of goods sold, wholesale	(13,509)	(7,271)		(22,473)	(13,872)
Total cost of goods sold	(36,993)	(30,737)		(66,371)	(58,106)
Gross profit	21,122	30,614		47,707	60,124

OPERATING EXPENSES
General and administrative	7,073	8,922		17,585	17,309
Compensation expense	13,203	12,579		25,406	26,774
Equity-based compensation expense	694	1,655		1,678	5,814
Marketing	656	964		1,400	1,661
Impairments, net	—	329		—	2,467
Write down of assets held-for-sale	3,557	—		3,557	874
Legal recoveries	—	(310)		—	(335)
Depreciation and amortization	994	3,165		1,991	4,972
Total operating expenses	26,177	27,304		51,617	59,536

Net operating income (loss)	$(5,055)	$3,310		$(3,910)	$588

Income (loss) from investments, net	322	(996)		(20)	137
Interest income (loss) from loans receivable	(6)	365		10	782
Interest expense	(8,862)	(5,520)		(16,936)	(10,301)
Other income (loss), net	1,355	286		(198)	276
Total other loss	(7,191)	(5,865)		(17,144)	(9,106)

Loss before income taxes	$(12,246)	$(2,555)		$(21,054)	$(8,518)

Income tax expense	(5,994)	(8,048)		(13,343)	(15,996)

Net loss	$(18,240)	$(10,603)		$(34,397)	$(24,514)

Less: net loss attributable to non-controlling interests	(2,084)	(674)		(3,651)	(1,891)

Net loss attributable to Acreage Holdings, Inc.	$(16,156)	$(9,929)		$(30,746)	$(22,623)

Net loss per share attributable to Acreage Holdings, Inc. - basic and diluted:	$(0.14)	$(0.09)	(1)	$(0.27)	$(0.21)

Weighted average shares outstanding - basic and diluted	112,810	108,230	(1)	112,679	107,569

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity	Non-controlling Interests	Total Equity
December 31, 2021	3,861	106,903	$756,536	$(21,054)	$(538,215)	$197,267	$7,003	$204,270
NCI adjustments for changes in ownership	—	—	5	—	—	5	(5)	—
Equity-based compensation expense and related issuances	—	508	4,159	—	—	4,159	—	4,159
Net loss	—	—	—	—	(12,694)	(12,694)	(1,217)	(13,911)
March 31, 2022	3,861	107,411	$760,700	$(21,054)	$(550,909)	$188,737	$5,781	$194,518
NCI adjustments for changes in ownership	—	—	(4,524)	—	—	(4,524)	4,524	—
Capital distributions, net	—	—	—	—	—	—	(5,534)	(5,534)
Equity-based compensation expense and related issuances	—	1,778	1,655	—	—	1,655	—	1,655
Net loss	—	—	—	—	(9,929)	(9,929)	(674)	(10,603)
June 30, 2022	3,861	109,189	$757,831	$(21,054)	$(560,838)	$175,939	$4,097	$180,036

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity	Non-controlling Interests	Total Equity
December 31, 2022	3,861	112,437	$760,529	$(21,054)	$(678,091)	$61,384	$(21,205)	$40,179
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	—		—	(367)	(367)	—	(367)
NCI adjustments for changes in ownership	—	—	14	—	—	14	(14)	—
Equity-based compensation expense and related issuances	—	287	984	—	—	984	—	984
Net loss	—	—	—	—	(14,590)	(14,590)	(1,567)	(16,157)
March 31, 2023	3,861	112,724	$761,527	$(21,054)	$(693,048)	$47,425	$(22,786)	$24,639
NCI adjustments for changes in ownership	—	—	(3,389)	—	—	(3,389)	3,389	—
Capital distributions, net	—	—	—	—	—	—	(3,968)	(3,968)
Other equity transactions	—	—	(130)	—	—	(130)	—	(130)
Equity-based compensation expense and related issuances	—	479	694	—	—	694	—	694
Net loss	—	—	—	—	(16,156)	(16,156)	(2,084)	(18,240)
June 30, 2023	3,861	113,203	$758,702	$(21,054)	$(709,204)	$28,444	$(25,449)	$2,995

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,397)	$(24,514)
Adjustments for:
Depreciation and amortization	1,991	4,972
Depreciation and amortization included in COGS	8,935	2,877
Equity-based compensation expense	1,678	5,814
Gain on business divestiture	—	(290)
Loss on disposal of capital assets	—	49
Loss on impairment	—	2,467
Bad debt expense	339	14
Non-cash interest expense	2,457	1,470
Non-cash operating lease expense	(112)	(55)
Loss on lease termination	(200)	338
Deferred tax income	(18)	(791)
Non-cash loss from investments, net	759	552
Write-down of assets held-for-sale	3,557	874
Change, net of acquisitions in:
Accounts receivable, net	6,068	(2,304)
Inventory	(5,194)	(10,460)
Other assets	(469)	(197)
Interest receivable	(360)	(782)
Accounts payable and accrued liabilities	(5,670)	(2,331)
Taxes payable	8,540	(3,246)
Interest payable	249	2,022
Other liabilities	(3,260)	55
Net cash used in operating activities	$(15,107)	$(23,466)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital assets	$(3,232)	$(11,876)
Collection of notes receivable	2,000	5,999
Business acquisitions, net of cash acquired	516	—
Purchases of intangible assets	—	(900)
Distributions from investments	—	689
Cash paid for short-term investment	—	(3,400)
Net cash used in investing activities	$(716)	$(9,488)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing (refer to Note 14 for related party financing)	$27,121	$25,000
Deferred financing costs paid	(500)	(511)
Repayment of debt	(868)	(938)
Capital distributions - non-controlling interests	(3,968)	(5,534)
Net cash provided by financing activities	$21,785	$18,017
Net increase (decrease) in cash, cash equivalents, restricted cash, and cash held for sale	$5,962	$(14,937)
Cash, cash equivalents, restricted cash, and cash held for sale - Beginning of period	24,067	44,501
Cash, cash equivalents, restricted cash, and cash held for sale - End of period	$30,029	$29,564
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

RECONCILIATION OF CASH FLOW INFORMATION:
Cash and cash equivalents	$16,401	$29,235
Restricted cash	13,628	95
Cash held for sale	$—	$234
Total cash, cash equivalents, restricted cash, and cash held for sale at end of period	$30,029	$29,564

	Six Months Ended June 30,
(in thousands)	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid - non-lease	$14,222	$5,586
Income taxes paid	4,280	21,476
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets not yet paid for	$3,729	$5,505
Non-cash proceeds from business divestiture	—	2,000
Non-cash proceeds from finance lease	—	5,785
Reclassification of assets held-for-sale to in-use	—	—
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	121	—
NCI adjustments for changes in ownership	(14)	—

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
On October 24, 2022, the Company entered into an arrangement agreement (the “Floating Share Agreement”) with Canopy Growth and Canopy USA, LLC (“Canopy USA”), Canopy Growth’s newly-created U.S. domiciled holding company, pursuant to which, subject to approval of the holders of the Class D subordinate voting shares of Acreage (the “Floating Shares”) and the terms and conditions of the Floating Share Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares by way of court-approved plan of arrangement (the “Floating Share Arrangement”) for consideration of 0.4500 of a common share of Canopy Growth (each whole share a “Canopy Share”) in exchange for each Floating Share. On March 15, 2023, the Company received the required approval of the holders of Floating Shares in connection with the Floating Share Arrangement at its special meeting of holders of Floating Shares. On March 21, 2023, the Corporation obtained a final order form from the Supreme Court of British Columbia approving the Floating Share Arrangement. Upon the satisfaction or waiver of all other conditions set out in the Floating Share Arrangement Agreement, which the parties continue to work towards, the parties will complete the Floating Share Arrangement. Refer to Note 13 for further discussion.
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

As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit as of June 30, 2023, as well as a net loss and negative cash flow from operating activities for the six months ended June 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt about the Company’s ability to meet its obligations for the next twelve months from the date these financial statements are issued, can be mitigated by, but not limited to, (i) expected long-term sales growth from the Company’s consolidated operations, (ii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iii) expense reduction plans that have already been put in place to improve the Company’s results, (iv) access to the U.S. and Canadian public equity markets.

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
Cash and cash equivalents

The Company defines cash equivalents as highly liquid investments held for the purpose of meeting short-term cash commitments that are readily convertible into known amounts of cash, with original maturities of three months or less. The Company maintains cash with various U.S. banks and credit unions with balances in excess of the Federal Deposit Insurance Corporation and National Credit Union Share Insurance Fund limits, respectively. The failure of a bank or credit union where the Company has significant deposits could result in a loss of a portion of such cash balances in excess of the insured limit, which could materially and adversely affect the Company’s business, financial condition, results of operations and the market price of the Company’s Fixed Shares and Floating Shares. Cash and cash equivalents belonging to entities the Company has classified as held-for-sale have been reclassified to Assets held-for-sale on the Unaudited Condensed Consolidated Statements of Financial Position. Refer to Note 3 for further discussion.
Restricted cash
Restricted cash represents funds contractually held for specific purposes and, as such, not available for general corporate purposes.
Cash and restricted cash, as presented on the Unaudited Condensed Consolidated Statements of Cash Flows, consists of $16,401 and $13,628 as of June 30, 2023, respectively, and $29,235 and $95 as of June 30, 2022, respectively.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Accounts receivable and notes receivable valuations

The Company reports accounts receivable at their net realizable value, which is management’s best estimate of the cash that will ultimately be received from customers. The Company's notes receivable represent notes due from various third parties. The Company maintains an allowance for expected credit losses to reflect the expected uncollectability of accounts receivable and notes receivable based on historical collection data and specific risks identified among uncollected accounts, as well as management’s expectation of future economic conditions. The Company also considers relevant qualitative and quantitative factors to assess whether historical loss experience should be adjusted to better reflect the risk characteristics of the companies receivables and the expected future losses. If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Trade accounts receivable and notes receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. As of June 30, 2023, the Company’s allowance for doubtful accounts was $373, all of which relates to the allowance for credit losses over accounts receivable. As of June 30, 2023, the allowance on loans receivable was $15,095, of which the allowance for credit losses over notes receivable was nil as the receivables were fully reserved for. Refer to Note 6 for further discussion.

Net loss per share
Net loss per share represents the net loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis. Basic and diluted loss per share are the same as of June 30, 2023, 2022 and 2021, as the issuance of shares upon conversion, exercise or vesting of outstanding units would be anti-dilutive in each period. There were 46,243 and 37,472 anti-dilutive shares outstanding as of June 30, 2023 and 2022, respectively.
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
The purchase price allocation is based upon preliminary valuations, estimates and assumptions which are subject to change within the measurement period, generally one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the capital assets, tangible assets acquired and the residual goodwill resulting from the transaction.

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
Divestitures
During the three and six months ended June 30, 2023 and 2022, the Company did not complete any divestitures.
Assets Held for Sale
The Company determined certain businesses and assets met the held-for-sale criteria. As such, the related assets and liabilities within these disposal groups were transferred into Assets held-for-sale and Liabilities related to assets held for sale on the Unaudited Condensed Consolidated Statements of Financial Position.

The tables below present the assets and liabilities classified as held for sale on the Unaudited Condensed Consolidated Statements of Financial Position as of June 30, 2023, and are subject to change based on developments during the sales process. As of December 31, 2022, the Company did not have any business or assets that met the held-for-sale criteria.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

June 30, 2023
CWG
Cash	165
Accounts receivable, net	53
Inventory	685
Other current assets	64
Total current assets classified as held-for-sale	967
Capital assets, net	471
Operating lease right-of-use assets	310
Non-current assets	40
Total assets classified as held for sale	1,788

Accounts payable and accrued liabilities	(242)
Taxes payable	81
Operating lease liability, current	(271)
Total current liabilities classified as held-for-sale	(432)
Operating lease liability, non-current	(856)
Total liabilities classified as held-for-sale	(1,288)
The Company determined certain businesses and assets met the held-for-sale criteria. Upon classification of the disposal groups as held for sale, the Company tested each disposal group for impairment and recognized charges of $3,557 within Write down of assets held-for-sale on the Unaudited Condensed Consolidated Statements of Operations related to CWG for three and six months ended June 30, 2023, respectively. Additionally, all assets and liabilities determined within these disposal groups were transferred into Assets held-for-sale and Liabilities related to assets held for sale on the Consolidated Statements of Financial Position as of June 30, 2023

During the three and six months ended June 30, 2022, the Company recognized a write down of assets held-for-sale of $874 related to its Oregon operations within Write down of assets held-for-sale on the Unaudited Condensed Consolidated Statements of Operations.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
4.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets
The following table details the intangible asset balances by major asset classes:

Intangibles	June 30, 2023	December 31, 2022
Finite-lived intangible assets:
Customer relationships	1,000	1,000
Total finite-lived intangible assets	1,000	1,000
Accumulated amortization on finite-lived intangible assets:
Customer relationships	(1,000)	(1,000)
Total accumulated amortization on finite-lived intangible assets	(1,000)	(1,000)
Finite-lived intangible assets, net	—	—

Indefinite-lived intangible assets
Cannabis licenses	35,124	35,124
Total intangibles, net	$35,124	$35,124
During the year ended December 31, 2022, the Company amended the purchase price allocation related to its acquisition of certain Ohio operations based upon final valuations within the measurement period. As a result, $17,000 was re-allocated from Goodwill to Intangible assets, net on the Unaudited Condensed Consolidated Statements of Financial Position.

There was no amortization expense recorded for the six months ended June 30, 2023. Amortization expense associated with the Company’s intangible assets was $296 and $992 for the three and six months ended June 30, 2022, respectively.
Goodwill
The following table details the changes in the carrying amount of goodwill:

Goodwill	Total
December 31, 2022	$13,761
Acquisitions	24,933
June 30, 2023	$38,694
During the six months ended June 30, 2023, the Company recognized $24,933 of goodwill based on the preliminary purchase price allocation related to the acquisition of Northeast Patients Group. Refer to Note 3 for further discussion.
5.    INVESTMENTS
The carrying values of the Company’s investments in the Unaudited Condensed Consolidated Statements of Financial Position as of June 30, 2023 and December 31, 2022 are as follows:

Investments	June 30, 2023	December 31, 2022
Investments held at FV-NI	$33,287	$34,046
Total long-term investments	$33,287	$34,046

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Loss from investments, net in the Unaudited Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2023 and 2022 is as follows:

Investment income (loss)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Short-term investments	$—	$2	$—	$3
Investments held at FV-NI	322	(998)	(20)	134
Income (loss) from investments, net	$322	$(996)	$(20)	$137
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
6.     NOTES RECEIVABLE, NET

Notes receivable as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Promissory notes receivable	$7,212	$34,088
Line of credit receivable	4,331	5,831
Interest receivable	3,552	4,147
Allowance for notes and interest receivable	(15,095)	(14,875)
Total notes receivable	$—	$29,191
Less: Notes receivable, current	—	29,191
Notes receivable, non-current	$—	$—
Interest income (loss) from loans receivable during the three and six months ended June 30, 2023 was $(6) and $10, respectively, and $365 and $782 for the three and six months ended June 30, 2022, respectively.
At each reporting date, the Company applies its judgment to evaluate the collectability of the note receivable and makes a provision based on the assessed amount of expected credit loss. This judgment is based on parameters such as interest rates, market conditions and creditworthiness of the creditor.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The Company determined that the collectability of certain notes receivables is doubtful based on information available. As of June 30, 2023 and December 31, 2022, the Company’s allowance for notes receivable of $15,095 and $14,875, respectively, included $11,543 and $12,041 of principal outstanding and $3,552 and $2,834 of accrued interest, respectively, and represents the full value of such loan balances.
Activity during the six months ended June 30, 2023

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

In April 2023, the Company’s subsidiary Prime Alternative Treatment Center Consulting, LLC (“NH-PATCC”) received $1,500 from Prime Alternative Treatment Center, Inc. ("PATC") in settlement of the principal balance related to a promissory note that was extended to “PATC”.

In May 2023, the Company received a $500 cash payment towards the principal balance on a promissory note receivable from Grown Rogue.

Activity during the six months ended June 30, 2022

In February 2022, the Company received a $5,279 cash payment in full on a line of credit due from Patient Centric Martha’s Vineyard, and subsequently closed the line of credit.

7.    CAPITAL ASSETS, NET
Net property, plant and equipment consisted of:

	June 30, 2023	December 31, 2022
Land	$9,778	$9,605
Building	58,524	58,334
Right-of-use asset, finance leases	6,297	5,077
Furniture, fixtures and equipment	40,698	46,811
Leasehold improvements	49,587	6,178
Construction in progress	11,415	34,435
Capital assets, gross	$176,299	$160,440
Less: accumulated depreciation and amortization	(40,214)	(27,035)
Capital assets, net	$136,085	$133,405
Depreciation of capital assets for the three and six months ended June 30, 2023 is comprised of $994 and $1,991 of depreciation expense, and $2,090 and $4,377 that was capitalized to inventory, respectively, and $2,868 and $3,980 of depreciation expense and $1,794 and $3,716 that was capitalized to inventory for the three and six months ended June 30, 2022, respectively.
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

Balance Sheet Information	Classification	June 30, 2023	December 31, 2022
Right-of-use assets
Operating	Operating lease right-of-use assets	$19,067	$22,443
Finance	Capital assets, net	4,690	4,269
Total right-of-use assets		$23,757	$26,712

Lease liabilities
Current
Operating	Operating lease liability, current	$2,268	$2,443
Financing	Debt, current	109	1
Non-current
Operating	Operating lease liability, non-current	18,839	21,692
Financing	Debt, non-current	5,860	5,305
Total lease liabilities		$27,076	$29,441

		Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Information	Classification	2023	2022	2023	2022
Short-term lease expense	General and administrative	$58	$170	$209	$218

Operating lease expense	General and administrative	1,277	1,144	2,615	2,392
Finance lease expense:
Amortization of right of use asset	Depreciation and amortization	92	64	185	127
Interest expense on lease liabilities	Interest expense	211	329	420	541
Net operating and finance lease cost		$1,580	$1,537	$3,220	$3,060

		Six Months Ended June 30,
Statement of Cash Flows Information	Classification	2023	2022
Cash paid for operating leases	Net cash used in operating activities	$2,727	$2,447
Cash paid for finance leases - interest	Net cash used in operating activities	$493	$522

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The following represents the Company’s future minimum payments required under existing leases with initial terms of one year or more as of June 30, 2023:

Maturity of lease liabilities	Operating Leases	Finance Leases
2023	$2,030	$453
2024	4,153	923
2025	4,098	946
2026	4,307	969
2027	3,890	992
Thereafter	13,267	11,705
Total lease payments	$31,745	$15,988
Less: interest	10,638	10,019
Present value of lease liabilities	$21,107	$5,969

Weighted average remaining lease term (years)	8	12
Weighted average discount rate	10%	12%
As of June 30, 2023, there have been no leases entered into that have not yet commenced.
9.    INVENTORY
The Company’s inventory balance consists of the following:

	June 30, 2023	December 31, 2022
Retail inventory	$3,714	$3,255
Wholesale inventory	36,478	35,885
Cultivation inventory	5,070	7,133
Supplies & other	2,676	3,173
Total	$47,938	$49,446
Inventory is valued at the lower of cost and net realizable value (“NRV”), defined as estimated selling price in the ordinary course of business, less estimated costs of disposal. During the six months ended June 30, 2023, the Company analyzed its inventory balances, and recorded wholesale inventory adjustments as a result of (i) having excess or obsolete inventory and (ii) reducing the carrying value to ensure inventory balances are properly recorded at the lower of cost and NRV. The Company recognized $4,484 and $6,721 of wholesale inventory adjustments within Cost of goods sold, wholesale on the Statements of Operations for the three and six months ended June 30, 2023, respectively.
10.    DEBT
The Company’s debt balances consist of the following:

Debt balances	June 30, 2023	December 31, 2022
Financing liability (failed sale-leaseback)	$15,253	$15,253
Finance lease liabilities	5,969	5,306
7.50% Loan due April 2026	31,549	31,288
6.10% Secured debenture due September 2030	46,727	46,502
Note due December 2024	2,375	3,167
Prime rate credit facilities due January 2026, as amended	129,982	113,564
Note backed by ERTC	12,113	—
Total debt	$243,968	$215,080
Less: current portion of debt	13,805	1,584
Total long-term debt	$230,163	$213,496

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Scheduled maturities of debt, excluding amortization of discount and issuance costs, are as follows:

2023	$12,904
2024	1,584
2025	—
2026	173,011
2027	39
Thereafter	71,172
Total payments (excluding amortization of discount and issuance costs)	$258,710
During the three and six months ended June 30, 2023, the Company incurred interest expense of $8,862 and $16,936, respectively, and $5,520 and $10,301 during the three and six months ended June 30, 2022, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Interest expense for the three and six months ended June 30, 2023 included debt discount amortization of $525 and $1,015, respectively, and amortization of debt issuance costs of $698 and $1,388, respectively. Interest expense for the three and six months ended June 30, 2022 included debt discount amortization of $377 and $751, respectively, and amortization of debt issuance costs of $294 and $552, respectively. As of June 30, 2023 and December 31, 2022, the Company had unamortized discount $5,578 and $6,093, respectively, and debt issuance costs of $9,164 and $10,522, respectively, which is netted against the gross carrying value of long-term debt in Debt, non-current on Unaudited Condensed Unaudited Condensed Consolidated Statements of Financial Position. Additionally, as of June 30, 2023 and December 31, 2022, the Company had accrued interest of $2,824 and $2,575, respectively, within Interest payable on the Unaudited Condensed Consolidated Statements of Financial Position.
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

The Company obtained a waiver of the financial covenants for the three month periods ended March 31, 2022 and June 30, 2022. This waiver included a $500 waiver fee that was paid to the lenders

On October 24, 2022, the Company amended the senior secured credit facility such that $25,000 of the committed accordion was available for immediate draw by Acreage, which was drawn down in the fourth quarter of 2022, with the remaining $25,000 available from January 1, 2023, provided certain predetermined milestones are achieved. The Company paid an amendment fee of $1,250 to the syndicate of lenders and the amendment was treated as a debt modification.

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

The facility has a maturity date of January 1, 2026 and the Company has the option to extend the maturity date to January 1, 2027 prior to January 1, 2024, for a fee equal to 1.0% of the total loan amount. If the Company chooses to extend the maturity date, it will also be required to make monthly installment payments, each of which shall be an amount equal to five percent per year of the outstanding amount of the loan.

The loan is subject to various financial covenants, including (i) a fixed charge coverage ratio and two leverage ratios in respect of all periods beginning on or after December 31, 2023 and (ii) a minimum cash requirement of $9.0 million at each quarter end of the Company. Finally, the Amended Credit Facility includes approval for Canopy USA to acquire control of Acreage without requiring repayment of all amounts outstanding under the Amended Credit Facility, provided certain conditions are satisfied. As of June 30, 2023 the Company was in compliance with all covenants.

ERTC Factoring Agreement
On April 11, 2023, the Company received $12,113 pursuant to a financing agreement with a third-party lender (the “Financing Agreement”), which is included in “Debt, current” as of June 30, 2023. The Company assigned to the lender its interests in

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Employee Retention Tax Credits (“ERTC”) that it submitted for a claim of approximately $14,251. If the Company does not receive the ERTC, in whole or in part, the Company is required to repay the related portion of the funds received plus 10% interest accrued from the date of the Financing Agreement through the repayment date. The Financing Agreement does not have a stated maturity date and the discount is being accreted to interest expense over an expected term. The Company’s obligations under the Financing Agreement will be satisfied upon receipt of the ERTC or other full repayment. Finally, the Company determined the ERTC did not meet the criteria to record as a receivable as of June 30, 2023 due to the uncertain nature of such claims.
11.    SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
The table below details the change in Pubco shares outstanding by class for the three and six months ended June 30, 2023:

Shareholders’ Equity	Fixed Shares	Floating Shares	Fixed Shares Held in Treasury	Floating Shares Held in Treasury	Fixed Multiple Shares	Total Shares Outstanding
December 31, 2022	79,047	34,114	(589)	(253)	118	112,437
Issuances	607	159	—	—	—	766
NCI conversions	—	—	—	—	—	—
June 30, 2023	79,654	34,273	(589)	(253)	118	113,203
Warrants
A summary of the warrants activity outstanding is as follows:

Warrants	Fixed Shares	Floating Shares
December 31, 2022	5,817	2,524
Expired	—	—
June 30, 2023	5,817	2,524

The exercise price of each Fixed Share warrant ranged from $3.15 to $4.00, respectively, and the exercise price of each Floating Share warrant ranged from $3.01 to $4.00, respectively. The warrants are exercisable for a period of 4 years. The weighted-average remaining contractual life of the warrants outstanding is approximately 1.5 years. There was no aggregate intrinsic value for warrants outstanding as of June 30, 2023.
Non-controlling interests - convertible units
The Company has NCIs in consolidated subsidiaries USCo2 and HSCP. The non-voting shares of USCo2 and HSCP units make up substantially all of the NCI balance as of June 30, 2023 and are convertible for either 0.7 of a Fixed Share and 0.3 of a Floating Share of Pubco or cash, as determined by the Company. Summarized financial information of HSCP is presented below. USCo2 does not have discrete financial information separate from HSCP.

HSCP net asset reconciliation	June 30, 2023	December 31, 2022
Current assets	$94,126	$118,193
Non-current assets	261,072	237,665
Current liabilities	(6,986)	(9,141)
Non-current liabilities	(266,212)	(239,525)
Other NCI balances	(726)	(725)
Accumulated equity-settled expenses	(242,438)	(240,760)
Net assets	$(161,164)	$(134,293)
HSCP/USCo2 ownership % of HSCP	16.24%	16.33%
Net assets allocated to USCo2/HSCP	$(26,175)	$(21,930)
Net assets attributable to other NCIs	726	725
Total NCI	$(25,449)	$(21,205)

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
HSCP Summarized Statement of Operations	2023	2022	2023	2022
Net loss allocable to HSCP/USCo2	$(12,801)	$(3,958)	$(22,403)	$(11,040)
HSCP/USCo2 weighted average ownership % of HSCP	16.28%	16.98%	16.29%	17.13%
Net loss allocated to HSCP/USCo2	$(2,084)	$(672)	$(3,650)	$(1,891)
Net loss allocated to other NCIs	—	(2)	(1)	—
Net loss attributable to NCIs	$(2,084)	$(674)	$(3,651)	$(1,891)
As of June 30, 2023, USCo2’s non-voting shares owned approximately 0.22% of HSCP units. USCo2’s capital structure is comprised of voting shares, all of which are held by the Company, and of non-voting shares held by certain former HSCP members. Certain executive employees and profits interests holders own approximately 16.07% of HSCP units. The remaining 83.71% interest in HSCP is held by USCo and represents the members’ equity attributable to shareholders of the parent.
A reconciliation of the beginning and ending amounts of convertible units is as follows:

Convertible Units	June 30, 2023	December 31, 2022
Beginning balance	22,698	23,076
NCI units converted to Pubco	—	(378)
Ending balance	22,698	22,698
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
Pursuant to the Amended Arrangement, the Company retained the Plan described above, the upper limit of issuances being up to an amount equal to 15% of the issued and outstanding Fixed Shares and Floating Shares of the Company. As of June 30, 2023, the Company had 5,308 shares authorized and available for grant under the Plan.
Restricted Share Units (“RSUs”)

	Fixed Shares		Floating Shares
Restricted Share Units (Fair value information expressed in whole dollars)	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Unvested, January 1, 2023	6,324	$1.80	464	$6.68
Granted	—	$—	—	$—
Forfeited	(245)	$1.00	(1)	$2.15
Vested	(711)	$2.50	(228)	$2.59
Unvested, June 30, 2023	5,368	$1.75	235	$10.65
Vested and unreleased(1)	21	$15.31	11	$17.35
Outstanding, June 30, 2023	5,389	$1.80	246	$10.94

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(1) RSUs that are vested and unreleased represent RSUs that are pending delivery.
RSUs of the Company generally vest over a period of three years and RSUs granted to certain executives vest based on achievement of specific performance conditions. In certain situations for specified individuals, RSUs vest on an accelerated basis on separation. The fair value for RSUs is based on the Company’s share price on the date of the grant. The Company recorded $470 and $1,228 as Equity-based compensation expense on Unaudited Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2023, respectively, and $1,512 and $5,389 during the three and six months ended June 30, 2022, respectively. The fair value of RSUs vested during the three and six months ended June 30, 2023 was $157 and $599, respectively, and $1,451 and $3,333 during the three and six months ended June 30, 2022, respectively.
The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs as of June 30, 2023 was approximately 1.7 years and $962, respectively. Unrecognized compensation expense related to these awards at June 30, 2023 was $10,471 and is expected to be recognized over a weighted average period of approximately 1.5 years.
Stock options

	Fixed Shares		Floating Shares
Stock Options (Exercise price expressed in whole dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, January 1, 2023	7,337	$2.75	2,267	$3.10
Granted	—	$—	—	$—
Forfeited	—	$—	—	$—
Expired	—	$—	(35)	$2.55
Options outstanding, June 30, 2023	7,337	$2.75	2,232	$3.11

Options exercisable, June 30, 2023	1,834	$9.14	2,101	$3.10
Stock options of the Company generally vest over a period of three years and options granted to certain executives vest based on achievement of specific performance conditions. Stock options of the Company have an expiration period of 5 or 10 years from the date of grant. The weighted average contractual life remaining for Fixed Share options outstanding and exercisable as of June 30, 2023 was approximately 4.5 and 6 years, respectively. The weighted average contractual life remaining for Floating Share options outstanding and exercisable as of June 30, 2023 was approximately 6 and 6 years, respectively. The Company recorded $224 and $450 as Equity-based compensation expense on Unaudited Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2023 and $143 and $425 during the three and six months ended June 30, 2022, respectively, in connection with these awards.

As of June 30, 2023, unamortized expense related to stock options totaled $1,447 and is expected to be recognized over a weighted-average period of approximately 2 years. As of June 30, 2023, the aggregate intrinsic value for unvested options and for vested and exercisable options was nil, respectively.

13.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company provides revolving lines of credit to certain of its portfolio companies. As of June 30, 2023, only one revolving line of credit remained outstanding and the maximum obligation under this arrangement was equal to the balance advanced of $4,331 (refer to Note 6 for further discussion).

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
On March 17, 2023, Acreage, Canopy and Canopy USA entered into a first amendment to the Floating Share Arrangement Agreement (the “First Amendment”). Pursuant to the terms of the First Amendment, Acreage, Canopy and Canopy USA agreed to amend the Exercise Outside Date (as defined in the Floating Share Arrangement Agreement) from March 31, 2023 to May 31, 2023. On May 31, 2023, the parties entered into a second amendment to the Floating Share Arrangement, further extending the Exercise Outside date from May 31, 2023 to August 31, 2023.

Tax Receivable Agreement and Tax Receivable Bonus Plans
The Company is a party to (i) a tax receivable agreement dated November 14, 2018 and subsequently amended (the “Tax Receivable Agreement”) between the Company and certain current and former unit holders of HSCP and (ii) tax receivable bonus plans dated November 14, 2018 and subsequently amended (the “Tax Receivable Bonus Plans”) between the Company and certain directors, officers and consultants of the Company (together the “Tax Receivable Recipients”). Under the Tax Receivable Agreement and the Tax Receivable Bonus Plans, the Company is required to make cash payments to the Tax Receivable Recipients equal to 85% of the tax benefits, if any, that the Company actually realizes, or in certain circumstances is deemed to realize, as a result of (i) the increases in its share of the tax basis of assets of HSCP resulting from any redemptions or exchanges of Units from the HSCP Members, and (ii) certain other tax benefits related to the Company making payments under the Tax Receivable Agreement and the Tax Receivable Bonus Plan. Although the actual timing and amount of any payments that the Company makes to the Tax Receivable Recipients cannot be estimated, it expects those payments will be significant. Any payments made by the Company to the Tax Receivable Recipients may generally reduce the amount of overall cash flow that might have otherwise been available to it. Payments under the Tax Receivable Agreement are not conditioned on any Tax Receivable Recipient’s continued ownership of Units or our shares after the completion of the RTO. Payments under the Tax Receivable Bonus Plan may, at times, be conditioned on the Tax Receivable Recipient’s continued employment by the Company. As of June 30, 2023, the Company has not made any payments in relation to the Tax Receivable Agreement or the Tax Receivable Bonus Plans.

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

Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of June 30, 2023, for which no liabilities are recorded on the Unaudited Condensed Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of June 30, 2023 and 2022, such amounts were not material.
CanWell Settlement

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
In November 2020, the Company entered into a final confidential settlement agreement with CanWell, LLC for certain outstanding proceedings. As part of that agreement, the Company accrued for $7,750 in Legal settlements, net on the Statements of Operations for the year ended December 31, 2020. In connection with this settlement agreement, the Company issued a promissory note in the amount of $7,750 to CanWell, which is non-interest bearing and is payable in periodic payments through December 31, 2024. Through June 30, 2023, the Company has paid $5,375 of the promissory note.

Contingencies
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of June 30, 2023, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
The Company and its subsidiaries may be, from time to time, subject to various administrative, regulatory and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable, and the contingent liability can be reasonably estimated.
New York outstanding litigation

On November 2, 2018, EPMMNY LLC (“EPMMNY”) filed a complaint in the Supreme Court of the State of New York, County of New York, asserting claims against 16 defendants, including NYCANNA, Impire State Holdings LLC (“Impire”), NY Medicinal Research & Caring, LLC (“NYMRC”) (each, a wholly owned subsidiary of High Street) and High Street. The Index Number for the action is 655480/2018. EPMMNY alleges that it was wrongfully deprived of a minority equity interest and management role in NYCANNA by its former partner, New Amsterdam Distributors, LLC (“New Amsterdam”), which attempted to directly or indirectly sell or transfer EPMMNY’s alleged interest in NYCANNA to other entities in 2016 and 2017, including Impire, NYMRC and High Street.

EPMMNY alleges that it is entitled to the value of its alleged minority interest in NYCANNA or minority ownership in NYCANNA. EPMMNY also alleges that certain defendants misused its alleged intellectual property and/or services, improperly solicited its employees, and aided and abetted or participated in the transfer of equity and/or business opportunities from EPMMNY.

High Street, along with the other Defendants, filed motions to dismiss on April 1, 2019. The motions were fully briefed and submitted to the Court as of July 18, 2019, and oral argument was heard on September 6, 2019. Following a hearing held during April 2022, in ruling on one dismissal argument advanced by several Defendants, the Court ruled that Plaintiff had the capacity to bring this action on behalf of EPMMNY. On July 13, 2023, the Court ruled on the remaining dismissal arguments, granting the vast majority of them. As part of its ruling, the Court dismissed without prejudice every claim against NYCANNA, Impire, NYMRC, and High Street, except the claims for unjust enrichment and quantum meruit (which also were permitted to proceed against other Defendants). The only other claim that the Court did not dismiss was for breach of contract against New Amsterdam.
On July 24, 2023, EPMMNY moved for leave to file a proposed amended complaint. The proposed amended complaint names several defendants, including NYCANNA, Impire, NYMRC, High Street, and Kevin Murphy, and contains similar allegations to those in the original complaint. High Street intends to oppose the motion for leave to amend and,if necessary, move to dismiss the new complaint.
High Street intends to continue vigorously defend this action, which the Company firmly believes is without merit. High Street also believes it is entitled to full indemnity from the claims asserted against it by EPMMNY pursuant to the purchase agreement pertaining to its acquisition of NYCANNA and personal guarantee by the largest shareholders of the seller.
Health Circle, Inc. litigation
On April 13, 2023, Health Circle, Inc., a licensed cannabis dispensary operator in Massachusetts, initiated a civil action against the Company and MA RMD SVCS, LLC in Plymouth County, Massachusetts for alleged breaches of that certain Revolving Line of Credit, dated October 31, 2017, by and between Health Circle, Inc. and MA RMD SVCS, LLC (the “HCI Credit Agreement”) and certain torts. High Street has filed a second civil action against Michael Westort, individually, in the Business Litigation Section, located in Boston, MA, predicated upon that certain Membership Interest Purchase Agreement, dated June

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
30, 2018, by and between Mr. Westort and High Street. The Company previously moved to dismiss the complaint in Plymouth County, which was recently amended. The Company is assessing the amended complaint, and will file counterclaims against Health Circle, Inc. based on the outstanding debt under the HCI Credit Agreement. High Street intends to vigorously defend against this action, which the Company believes is without merit, and to pursue its claims against Mr. Westort and Health Circle, Inc.
Alfred’s Finest, Inc. arbitration
On June 22, 2023, Alfred’s Finest, Inc. (“AFI”) filed a demand for arbitration relating to that certain Asset Purchase Agreement, dated June 24, 2021, by and between Alfred’s Finest, Inc., Robert M. Andrews, Jr and The Botanist, Inc., a wholly owned subsidiary of High Street, and the Company (the “AFI APA”). The AFI APA provided for the payment of $2,000 to AFI upon closing and an additional $3,000 payable on or before the 18-month anniversary of the closing date. Pursuant to its termination rights provided under the APA, the Company sent a notice of termination of the AFI APA on June 29, 2022 before the closing occurred. AFI alleges that the Company breached the terms of the APA and claims that the notice of termination sent by the Company has no basis in the language of the AFI APA. AFI is seeking relief from the Company consisting of specific performance of the AFI APA and recovery of its damages, including arbitration fees and costs. The Company believes the plain language of the AFI APA supports its position and intends to vigorously defend this action, which the Company believes is without merit. The Company has filed a counterclaim against AFI for breach of the AFI APA based on AFI’s failure to act in good faith as required by the AFI APA.
On June 28, 2023, in response to AFI’s demand for arbitration, the Company asserted its right under the AFI APA to submit the dispute to mediation before it proceeds to arbitration. The parties are in the process of scheduling the mediation and identifying a mediator.
14.    RELATED PARTY TRANSACTIONS
Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.
6.10% Secured debenture due September 2030
As disclosed in Note 10, “6.10% Secured debenture due September 2030”, on September 23, 2020, pursuant to the implementation of the Amended Arrangement, a subsidiary of Canopy Growth advanced gross proceeds of $50,000 (less transaction costs of approximately $4,025) to Universal Hemp, an affiliate of the Company, pursuant to the terms of a secured debenture. In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. Acreage then engaged an investment advisor (the “Investment Advisor”) which, under the Investment Advisor’s sole discretion, invested on behalf of Universal Hemp, $34,019 of the proceeds on September 28, 2020. During the three and six months ended June 30, 2023, the Company incurred interest expense attributable to the 6.10% Secured debenture due September 2030 of $763.

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

Prime rate credit facilities due January 2026, as amended
On December 16, 2021, the Company entered into the Prime rate credit facilities due January 2026 with a syndicate of lenders, including Viridescent Realty Trust, Inc. (“Viridescent”), an entity controlled by Kevin Murphy. Refer to Note 10 for further discussion. On October 24, 2022, the Company amended these credit facilities and the Company paid an amendment fee of $1,250 to the lenders, with $375 paid to Viridescent. On April 28, 2023, the Company and the lenders further amended the Prime rate credit facilities. Refer to Note 10 for further discussion.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Viridescent has committed $42,000 of the $140,000 drawn down under the Credit Facility, with third-party syndicated affiliates committing the additional $98,000. During the six months ended June 30, 2023, the Company incurred interest expense attributable to Viridescent of $2,690. The loan is secured by first-lien mortgages on Acreage’s wholly owned real estate and other commercial security interests. A third-party syndicate served as Administrative Agent for the transaction.

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

Basic and diluted loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to common shareholders of the Company	$(16,156)	$(9,929)	$(30,746)	$(22,623)
Weighted average shares outstanding - basic	112,810	108,230	112,679	107,569
Effect of dilutive securities	—	—	—	—
Weighted average shares - diluted	112,810	108,230	112,679	107,569
Net loss per share attributable to common shareholders of the Company - basic	$(0.14)	$(0.09)	$(0.27)	$(0.21)
Net loss per share attributable to common shareholders of the Company - diluted	$(0.14)	$(0.09)	$(0.27)	$(0.21)
During the six months ended June 30, 2023, 5,817 Fixed warrants, 2,524 Floating warrants, 5,389 Fixed Share RSUs, 246 Floating Share RSUs, 7,337 Fixed Share stock options, 2,232 Floating Share stock options and 22,698 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive. During the six months ended June 30, 2022, 5,817 Fixed warrants, 2,524 Floating warrants, 1,604 Fixed Share RSUs, 652 Floating Share RSUs, 1,493 Fixed Share stock options, 2,306 Floating Share stock options and 23,076 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive.
17.    SUBSEQUENT EVENTS
Management has reviewed all events subsequent to June 30, 2023 through the date of issuing these financial statements and determined that no further subsequent events require adjustment or disclosure.

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

This MD&A should be read in conjunction with the Company’s unaudited condensed consolidated financial statements for the three and six month period ended June 30, 2023 and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q) and the 2022 Form 10-K. Financial information presented in this MD&A is presented in thousands of U.S. dollars, unless otherwise indicated.
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

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview—This section provides a general description of the Company’s businesses, its strategic objectives, as well as developments that occurred during the three and six months ended June 30, 2023 and 2022 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2023 and 2022. This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three and six months ended June 30, 2023 and 2022, as well as a discussion on the Company’s outstanding debt and commitments that existed as of June 30, 2023. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

As of June 30, 2023, Acreage owned and operated a total of twenty-three dispensaries - four in New York, three in New Jersey, three in Connecticut, two in Massachusetts, two in Illinois, five in Ohio, and four in Maine. As of June 30, 2023, Acreage owned and operated a total of nine cultivation and processing facilities, one each in California, Illinois, Maine, New Jersey, New York, Ohio and Pennsylvania, respectively, and two in Massachusetts.
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
Focus on Cash: A combination of economic conditions, lack of regulatory change and industry competition impacting pricing have negatively impacted the Company’s ability to generate cash flow to support operational requirements and capital activities. Additionally, these factors have likely limited the additional capital that might be available to the Company. While these factors continue, the Company will focus on maximizing the cash flow generated by operating activities and limit capital expenditures to only those projects that can be funded from existing resources and are expected to generate near-term returns.
Accelerating Growth in Core Markets with Core Brands: Through prior acquisitions and capital expenditures, management believes Acreage is well positioned for future success in several key markets as regulations regarding the use of cannabis continue to evolve. The Company will continue to focus its growth in its core markets where it can take advantage of and expand on the presence already established. Additionally, the Company has developed a portfolio of core brands that resonate with its customers. The Company will focus on ensuring that these core brands feature prominently in the markets where they are available.
Prepare for Canopy USA: During the fourth quarter of 2022, the Company entered into a new strategic arrangement with Canopy Growth that, would allow Canopy Growth to acquire 100% of Acreage by (i) waiving its existing Floating Share option and entering into a new Floating Share arrangement agreement; and (ii) committing to exercise its Fixed Share option, all subject to required approvals and terms of the related agreements. Throughout 2023, the Company has taken all steps necessary to date to prepare for the eventual closing of these transactions, including holding a special meeting of shareholders to approve the Floating Share arrangement agreement.

Highlights from the three and six months ended June 30, 2023:
•The Company ended the quarter with a cash balance of $30,029, including $16,401 of cash and cash equivalents and $13,628 of restricted cash, respectively.
•The Company’s total consolidated revenue declined 5% and 4% as compared with the three and six months ended June 30, 2022, respectively. After adjusting for acquisitions and divestitures, revenue for the three and six month periods ended June 30, 2023 declined by 4% and 2%, respectively. On a sequential basis, revenue increased by 4% for the three months ended June 30, 2023 as compared to the prior three month period ended March 31, 2023.
•Adjusted EBITDA for the three and six months ended June 30, 2023 was $6.8 million and $17.4 million, respectively, compared to adjusted EBITDA of $10.4 million and $19.0 million, respectively during the same period in 2022. This marks ten consecutive quarters of positive adjusted EBITDA. Refer to section “Non-GAAP Information” for a discussion of Adjusted EBITDA as a non-GAAP measure.

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
•On April 11, 2023, the Company sold, for total proceeds of $12,113, the rights to receive certain Employee Retention Tax Credits (“ERTC”) with an aggregate receivable value of $14,251.
•On April 28, 2023, the Company reached an agreement with the lenders of the Prime rate credit facilities due January 2026 that would allow it to draw a further $15,000 under its current Credit Agreement, but such funds would be maintained in a segregated account until dispersed and be restricted for use to only eligible capital expenditures. As part of this agreement, the Company has agreed to limit the total amounts outstanding under the Credit Agreement to $140,000.

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
Results of Operations
The following table presents selected financial data derived from the unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2023 and 2022. The selected financial information set out below may not be indicative of the Company’s future performance.
Summary Results of Operations

			Better/(Worse)				Better/(Worse)
in thousands, except per share amounts	Three Months Ended June 30,		2023 vs. 2022		Six Months Ended June 30,		2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Revenues, net	$58,115	$61,351	$(3,236)	(5)%	$114,078	$118,230	$(4,152)	(4)%
Net operating income (loss)	(5,055)	3,310	(8,365)	n/m	(3,910)	588	(4,498)	n/m
Net loss attributable to Acreage	(16,156)	(9,929)	(6,227)	(63)	(30,746)	(22,623)	(8,123)	(36)
Basic and diluted loss per share attributable to Acreage	$(0.14)	$(0.09)	$(0.05)	(56)%	$(0.27)	$(0.21)	$(0.06)	(29)%
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

			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2023 vs. 2022		Six Months Ended June 30,		2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Retail revenue, net	$44,913	$46,685	$(1,772)	(4)%	$86,794	$88,112	$(1,318)	(1)%
Wholesale revenue, net	13,202	14,360	(1,158)	(8)	27,200	29,532	(2,332)	(8)
Other revenue, net	—	306	(306)	n/m	84	586	(502)	(86)
Total revenues, net	$58,115	$61,351	$(3,236)	(5)%	$114,078	$118,230	$(4,152)	(4)%
Cost of goods sold, retail	(23,484)	(23,466)	(18)	—	(43,898)	(44,234)	336	1
Cost of goods sold, wholesale	(13,509)	(7,271)	(6,238)	(86)	(22,473)	(13,872)	(8,601)	(62)
Total cost of goods sold	$(36,993)	$(30,737)	$(6,256)	(20)%	$(66,371)	$(58,106)	$(8,265)	(14)%
Gross profit	$21,122	$30,614	$(9,492)	(31)%	$47,707	$60,124	$(12,417)	(21)%
Gross margin	36%	50%		(14)%	42%	51%		(9)%
n/m - Not Meaningful
Three months ended June 30, 2023 vs. 2022
Total revenues for the three months ended June 30, 2023 declined by $3,236, or 5%, compared to the three months ended June 30, 2022. The decline in total revenue was primarily due to a decrease of $873 related to the divestiture of the Company’s operations in Oregon in 2022 and continued competitive pressure across most of the Company’s markets and was somewhat offset by revenue growth in both New Jersey and Connecticut after commencement of adult use sales. Excluding divestitures, total revenue decreased by $2,363 or 4% for the three months ended June 30, 2023, as compared to 2022.

Retail revenue for the three months ended June 30, 2023 declined by $1,772, or 4%, compared to the three months ended June 30, 2022. Excluding the impact of the divestiture of the Company’s operations in Oregon, retail revenue decreased by $899, or 2%, for the three months ended June 30, 2023 compared to 2022. This decline was primarily driven by price compression and was offset by the commencement of adult use sales in New Jersey in April 2022 and Connecticut in January 2023.
Wholesale revenue for the three months ended June 30, 2023 decreased by $1,158, or 8%, compared to the three months ended June 30, 2022. The decline in wholesale revenue was primarily due to price compression and decreased wholesale demand in select markets, particularly in those markets where integrated operators put a greater focus on the sales of their own internally produced products.
Retail cost of goods sold increased $18 for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was driven by inflation-driven cost increases, which was offset by lower volumes and cost efficiencies.
Wholesale cost of goods sold increased $6,238, or 86%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The growth in wholesale cost of goods sold contrasted with an 8% decrease in wholesale revenue. Wholesale cost of goods sold increased due to $4,484 of non-cash inventory adjustments made in the three months ended June 30, 2023 as a result of excess inventory in select markets and reducing the carrying value of wholesale inventory to reflect the lower of cost and net realizable value. Excluding these non-cash inventory adjustments, wholesale costs of goods sold for the three months ended June 30, 2023 increased $1,754 or 24% compared to 2022. Inflation-driven cost increases were greater than the cost reductions associated with lower volumes.
Gross profit decreased $9,492, or 31%, for the three months ended June 30, 2023 to $21,122 from $30,614 in the three months ended June 30, 2022. Gross margin decreased from 50% of revenue for the three months ended June 30, 2022 to 36% of revenue in 2023, or 14%. Efficiencies gained from further economies of scale were unable to offset (i) overall selling price declines, (ii) cost increases due to inflation, (iii) volume declines relative to a portion of the expenditures that are fixed in nature and, (iv) the aforementioned wholesale non-cash inventory adjustments. Excluding these non-cash inventory adjustments, margin decreased to 44%.
Six months ended June 30, 2023 vs. 2022
Total revenues for the six months ended June 30, 2023 decreased by $4,152, or 4%, compared to the six months ended June 30, 2022. The decline in total revenue was, in part, due to a decrease of $2,111 related to the divestiture of the Company’s operations in Oregon, offset by an increase of $485 due to the acquisitions of a Maine dispensary in 2022. Excluding these acquisitions and divestitures, total revenue decreased by $2,526, or 2% for the six months ended June 30, 2023, as compared to 2022. Continued competitive pressure across most of the Company’s markets was somewhat offset by revenue growth in both New Jersey and Connecticut after the commencement of adult use sales.

Retail revenue for the six months ended June 30, 2023 decreased by $1,318, or 1%, compared to the six months ended June 30, 2022. Excluding the impact of acquisitions and divestitures, retail revenue increased by $309 for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Revenue growth due to the commencement of adult use sales in New Jersey in April 2022 and Connecticut in January 2023 was somewhat offset by price compression.
Wholesale revenue for the six months ended June 30, 2023 decreased by $2,332, or 8%, compared to the six months ended June 30, 2022. The decline in wholesale revenue was primarily due to price compression and decreased wholesale demand in select markets, particularly in those markets where integrated operators put a greater focus on the sales of their own internally produced products.
Retail cost of goods sold decreased $336, or 1%, for the six months ended June 30, 2023 compared to the six months ended 2022, which was generally consistent with the 1% decrease in retail revenue. Inflation-driven cost increases were generally offset by cost efficiencies.
Wholesale cost of goods sold increased $8,601, or 62%, for the six months ended June 30, 2023 compared to the six months ended 2022. The growth in wholesale cost of goods sold contrasted with an 8% decrease in wholesale revenue. Wholesale cost of goods sold increased due to $6,721 of non-cash inventory adjustments made during the six months ended June 30, 2023 as a result of excess inventory in select markets, reducing the carrying value of wholesale inventory to reflect the lower of cost and net realizable value. Excluding these non-cash inventory adjustments, wholesale costs of goods sold decreased $1,880 or 14%. Inflation driven cost increases and product mix shifts, which were greater than the cost reductions associated with lower volumes, drove the increase in wholesale cost of goods sold.
Gross profit decreased $12,417, or 21%, for the six months ended June 30, 2023 to $47,707 from $60,124 in the six months ended 2022, and Gross margin decreased from 51% of revenue for the six months ended June 30, 2022 to 42% of revenue in 2023, or 9%, due to the factors discussed above. Efficiencies gained from further economies of scale were unable to offset (i) overall selling price declines, (ii) cost increases due to inflation, (iii) volume declines relative to a portion of the expenditures that are fixed in nature, and (iv) the aforementioned wholesale non-cash inventory adjustments. Excluding the non-cash inventory adjustments, margin decreased slightly to 48%.
Revenue by geography
While the Company operates under one operating segment for the production and sale of cannabis products, the below revenue breakout by geography is included as management believes it provides relevant and useful information to investors.

Revenue by region			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2023 vs. 2022		Six Months Ended June 30,		2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
New England	$17,571	$16,386	1,185	7%	32,659	$32,812	(153)	—%
Mid-Atlantic	21,099	19,535	1,564	8%	41,375	34,890	6,485	19%
Midwest	19,210	23,794	(4,584)	(19)%	39,527	46,963	(7,436)	(16)%
West	235	1,636	(1,401)	(86)%	517	3,565	(3,048)	(85)%
Total revenues, net	$58,115	$61,351	(3,236)	(5)%	114,078	$118,230	(4,152)	(4)%

Total operating expenses

Total operating expenses consist primarily of loss on impairments, compensation expense at our corporate offices as well as operating subsidiaries, professional fees, which includes, but is not limited to, legal and accounting services, depreciation and other general and administrative expenses.

Operating expenses			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2023 vs. 2022		Six Months Ended June 30,		2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
General and administrative	$7,073	$8,922	$1,849	21%	$17,585	$17,309	$(276)	(2)%
Compensation expense	13,203	12,579	(624)	(5)	25,406	26,774	1,368	5
Equity-based compensation expense	694	1,655	961	58	1,678	5,814	4,136	71
Marketing	656	964	308	32	1,400	1,661	261	16
Impairments, net	—	329	329	n/m	—	2,467	2,467	n/m
Write down (recovery) of assets held-for-sale	3,557	—	(3,557)	n/m	3,557	874	(2,683)	(307)
Legal settlements (recoveries)	—	(310)	(310)	n/m	—	(335)	(335)	n/m
Depreciation and amortization	994	3,165	2,171	69	1,991	4,972	2,981	60
Total operating expenses	$26,177	$27,304	$1,127	4%	$51,617	$59,536	$7,919	13%

n/m - Not Meaningful
Three months ended June 30, 2023 vs. 2022
Total operating expenses for the three months ended June 30, 2023 were $26,177, a decrease of $1,127, or 4%, compared to the three months ended 2022. The primary drivers of the decrease in operating expenses were as follows:
•General and administrative expenses decreased $1,849 during the three months ended June 30, 2023 compared to 2022, primarily due to (i) decreases in professional fees as the Company has become less reliant on consultants as the organization has matured and (ii) decreases in both office expenses and other expenses, which was driven by measures put in place by management to reduce costs.
•Compensation expense increased $624 during the three months ended June 30, 2023 as compared to 2022, primarily due to increased human capital costs and employee benefits.
•Equity-based compensation expense decreased $961, or 58%, during the three months ended June 30, 2023 as compared to 2022, primarily due to staffing reductions and changes made to the Company’s long-term incentive compensation plans.
•Write down (recovery) of assets held-for-sale of $3,557 during the three months ended June 30, 2023 related to the Company’s adult-use cannabis cultivation and processing operations in the state of California.
•Depreciation and amortization expenses decreased by $2,171 during the three months ended June 30, 2023 compared to 2022, primarily due to the impairment of certain intangible assets in 2022.
Six months ended June 30, 2023 vs. 2022
Total operating expenses for the six months ended June 30, 2023 were $51,617, a decrease of $7,919, or 13%, compared to the six months ended June 30, 2022. The primary drivers of the increase in operating expenses were as follows:
•Compensation expense decreased $1,368 during the six months ended June 30, 2023 as compared to 2022, primarily due to the reversal of bonus provisions related to the prior year.
•Equity-based compensation expense decreased $4,136, or 71%, during the six months ended June 30, 2023 as compared to 2022, primarily due to the fully vesting, prior to the three months ended March 31, 2023 of certain historic equity-based compensation grants and no annual grants have been issued to employees during 2023 under the Company’s normal long-term incentive plan.
•There were no impairments in the six months ended June 30, 2023. Impairments, net of $2,467 for the six months ended June 30, 2022 was primarily driven by an impairment of $1,907 related to certain Michigan locations during the six months ended June 30, 2022.
•Write down (recovery) of assets held-for-sale of $3,557 for the six months ended June 30, 2023 related to the Company’s adult-use cannabis cultivation and processing operations in the state of California. The write downs of assets held-for-sale in the comparative period of 2022 relate to the Company’s Oregon operations which were disposed of in the year ended December 31, 2022.
•Depreciation and amortization expenses decreased by $2,981 during the six months ended June 30, 2023 compared to 2022, primarily due to an acceleration of the amortization of certain intangible assets as a result of a reduction in the expected useful lives of such assets during the six months ended June 30, 2022 and due to the impairment of certain intangible assets in the year ended December 31, 2022.

Total other income (loss)

Other income (loss)			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2023 vs. 2022		Six Months Ended June 30,		2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Income (loss) from investments, net	$322	$(996)	$1,318	n/m	$(20)	$137	$(157)	n/m
Interest income (loss) from loans receivable	(6)	365	(371)	n/m	10	782	(772)	(99)%
Interest expense	(8,862)	(5,520)	(3,342)	(61)	(16,936)	(10,301)	(6,635)	(64)
Other income (loss), net	1,355	286	1,069	374	(198)	276	(474)	n/m
Total other loss	$(7,191)	$(5,865)	$(1,326)	(23)%	$(17,144)	$(9,106)	$(8,038)	(88)%

n/m - Not Meaningful
Three months ended June 30, 2023 vs. 2022
Total other loss for the three months ended June 30, 2023 was $7,191, an increase of $1,326 compared to the three months ended June 30, 2022. The primary drivers of the increase in Total other income (loss) were as follows:
•Income from investments, net of $322 for the three months ended June 30, 2023 has increased $1,318 as compared to 2022 due to fair value adjustments to the investment in equity in other companies.
•Interest expense for the three months ended June 30, 2023 of $8,862, increased by $3,342 as a result of the Company having a larger debt balance as compared to 2022 and due to an increased interest rate on a substantial portion of the Company’s debt.
•Other income (loss), net for the three months ended June 30, 2023 of $1,355, increased by $1,069 as compared to 2022, which was primarily due to income provided from Employee Retention Tax Credits.

Six months ended June 30, 2023 vs. 2022
Total other loss for the six months ended June 30, 2023 was $17,144, an increase of $8,038 compared to the six months ended June 30, 2022. The primary drivers of the increase in Total other loss were as follows:
•Interest income from loans receivable of $10 for the six months ended June 30, 2023 has decreased $772 as compared to 2022 due to a reduction in loans receivable outstanding during the comparative period.
•Interest expense for the six months ended June 30, 2023 of $16,936 increased by $6,635 as a result of the Company having a larger debt balance as compared to 2022 and due to an increased interest rate on a substantial portion of the Company’s debt.

Net loss

Net loss			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2023 vs. 2022		Six Months Ended June 30,		2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Net loss	$(18,240)	$(10,603)	$(7,637)	(72)%	$(34,397)	$(24,514)	$(9,883)	(40)%
Less: net loss attributable to non-controlling interests	(2,084)	(674)	(1,410)	(209)	(3,651)	(1,891)	(1,760)	(93)%
Net loss attributable to Acreage Holdings, Inc.	$(16,156)	$(9,929)	$(6,227)	(63)%	$(30,746)	$(22,623)	$(8,123)	(36)%
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

Adjusted EBITDA			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2023 vs. 2022		Six Months Ended June 30,		2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Net loss (U.S. GAAP)	$(18,240)	$(10,603)			$(34,397)	$(24,514)
Income tax expense	5,994	8,048			13,343	15,996
Interest expense, net	8,868	5,155			16,926	9,519
Depreciation and amortization(1)	3,511	4,456			6,549	7,347
EBITDA (non-GAAP)	$133	$7,056	$(6,923)	(98)%	$2,421	$8,348	$(5,927)	(71)%
Adjusting items:
Loss (income) from investments, net	(322)	996			20	(137)
Impairments, net	—	134			—	2,090
Non-cash inventory adjustments	4,484	—			6,721	—
Loss on extraordinary events(2)	200	194			1,692	376
Write down (recovery) of assets held-for-sale	3,557	—			3,557	874
Legal settlements, net	—	(310)			—	(335)
Gain on business divestiture	—	(292)			—	(296)
Equity-based compensation expense	694	1,655			1,678	5,814
Other non-recurring expenses(3)	(1,910)	952			1,339	2,278
Adjusted EBITDA (non-GAAP)	$6,836	$10,385	$(3,549)	(34)%	$17,428	$19,012	$(1,584)	(8)%
(1) Depreciation and amortization for the three and six months ended June 30, 2023 and 2022 contains depreciation and amortization included in cost of goods sold.
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and uses of cash (all amounts in thousands, except per share amounts)
The Company’s primary uses of capital include operating expenses, income taxes, capital expenditures and the servicing of outstanding debt. The Company’s primary sources of capital include funds generated by cannabis sales as well as financing activities. Through June 30, 2023, the Company had primarily used private financing as a source of liquidity for short-term working capital needs and general corporate purposes.
As of June 30, 2023, the Company had cash of $30,029, including $16,401 of cash and cash equivalents and $13,628 of restricted cash, respectively, on the Unaudited Condensed Consolidated Statements of Financial Position. The Company’s ability to fund its operations, capital expenditures, acquisitions, and other obligations depends on its future operating performance and ability to obtain financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond the Company’s control.
The Company’s future contractual obligations include the following:
Leases
As of June 30, 2023, the Company had future operating lease obligations and future finance lease obligations of $31,745 and $15,988, respectively, with $2,030 and $453 payable within the next six months, respectively. The Company leases land, buildings, equipment and other capital assets which it plans to use for corporate purposes in addition to the production and sale of cannabis products. Leases with an initial term of 12 months or less are not recorded on the Unaudited Condensed Consolidated Statements of Financial Position and are expensed in the Unaudited Condensed Consolidated Statements of Operations on the straight-line basis over the lease term. The Company does not have any material variable lease payments, and accounts for non-lease components separately from leases. Refer to Note 8 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
Debt
As of June 30, 2023, the Company had outstanding debt with varying maturities for an aggregate principal amount of $243,968 (net of $14,741 of unamortized discounts and debt issuance costs), with $12,904 payable within the remaining six months. The Company has related future interest payments of $73,514, with $16,279 payable within the remaining six months. In April 2023, the Company reached an agreement with its lenders that would allow it to draw a further $15,000 under its current credit agreement, but such funds would be restricted for use to only eligible capital expenditures. As part of this agreement, the Company agreed to not draw additional funds under the Credit Agreement. Refer to Notes 10 and 17 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
The Company expects that its Cash and cash equivalents of $16,401 as of June 30, 2023, will be adequate to support the future obligations discussed above as well as the capital needs of the existing operations and expansion plans over the next twelve months.
Going Concern
As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit as of June 30, 2023, as well as a net loss and negative cash flow from operating activities for the six months ended June 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.
However, management believes that substantial doubt about the Company’s ability to meet its obligations for the next twelve months from the date these financial statements are issued, can be mitigated by, but not limited to, (i) expected long-term sales growth from the Company’s consolidated operations, (ii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iii) expense reduction plans that have already been put in place to improve the Company’s results, (iv) access to the U.S. and Canadian public equity markets.

Cash flows
Cash and cash equivalents and restricted cash were $30,029 as of June 30, 2023, which represents a net increase of $5,962 for the six months ended June 30, 2023. The following table details the change in cash, cash equivalents, restricted cash and cash related to assets held for sale for the six months ended June 30, 2023 and 2022.

Cash flows			Better/(Worse)
in thousands	Six Months Ended June 30,		2023 vs. 2022
	2023	2022	$	%
Net cash used in operating activities	$(15,107)	$(23,466)	$8,359	36%
Net cash used in investing activities	(716)	(9,488)	8,772	92
Net cash provided by financing activities	21,785	18,017	3,768	21
Net increase (decrease) in cash, cash equivalents, restricted cash, and cash held for sale	$5,962	$(14,937)	$20,899	n/m

n/m - Not Meaningful
Net cash used in operating activities
During the six months ended June 30, 2023, the Company used $15,107 of net cash in operating activities compared to $23,466 of net cash provided through operating activities in the same period for 2022, which represented a decrease of $8,359, or 36%, when compared with 2022. Although the reported net loss increased by $9,883 during the six months ended June 30, 2023 when compared to the same period of 2022, the net loss excluding non-cash items such as impairments, equity-based compensation, write-offs and recoveries, gains and losses on disposals and depreciation and amortization increased by $8,788 when compared to the same period of 2022.
Net cash used in investing activities
During the six months ended June 30, 2023, the Company used $716 of net cash through investing activities compared to $9,488 of net cash used in investing activities in the same period for 2022, which represented an improvement of $8,772. Net cash used in investing activities for the six months ended June 30, 2023 included $3,232 on the purchase of capital assets and intangibles which was partially offset by collection of notes receivable of $2,000.
Net cash provided by financing activities
During the six months ended June 30, 2023, the Company had $21,785 of net cash provided through financing activities compared to $18,017 of net cash provided through financing activities in the same period for 2022, which represented an improvement of $3,768. Net cash used in financing activities for the six months ended June 30, 2023 included $868 of debt repayments.

Capital Resources
Capital structure and debt
Our debt outstanding as of June 30, 2023 and December 31, 2022 is as follows:

Debt balances	June 30, 2023	December 31, 2022
Financing liability (failed sale-leaseback)	$15,253	$15,253
Finance lease liabilities	5,969	5,306
7.50% Loan due April 2026	31,549	31,288
6.10% Secured debenture due September 2030	46,727	46,502
Note due December 2024	2,375	3,167
Prime rate credit facilities due January 2026, as amended	129,982	113,564
Note backed by ERTC	12,113	—
Total debt	$243,968	$215,080
Less: current portion of debt	13,805	1,584
Total long-term debt	$230,163	$213,496
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

Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of June 30, 2023, for which no liabilities are recorded on the Unaudited Condensed Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of June 30, 2023, such amounts were not material.
Contingencies
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of June 30, 2023, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
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

As of June 30, 2023 there have been no material changes to our critical accounting policies and estimates from those previously disclosed in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk (presented in thousands, except share amounts).
The Company has exposure to certain risks, including market, credit, liquidity, asset forfeiture, banking and interest rate risk, and assesses the impact and likelihood of those risks. However, there have been no material changes in our market risk during the three and six months ended June 30, 2023. For additional information, refer to our 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ending June 30, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s principal executive officer and principal financial officer concluding that a material weakness in the Company’s internal controls over financial reporting remained present as of June 30, 2023. Specifically, as a result of turnover and the availability of resources with the appropriate level of technical capabilities (including the impacts on staffing and recruiting and the general global labor shortage brought about by the global COVID-19 pandemic), the Company did not have effective staffing levels and adequate segregation of duties within several finance and accounting processes. Further, and as a result of this material weakness, the Company’s financial disclosures for the quarterly period ending June 30, 2021 incorrectly disclosed certain debt that was due 11 months after the balance sheet date as long-term rather than as current liabilities. Additionally, and as a result of this material weakness, the Company’s financial disclosures for the quarterly and annual periods ended June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, and September 30, 2021 incorrectly reported the weighted average shares outstanding which resulted in an incorrect determination of earnings per share and diluted earnings per share. Finally, for the year ended December 31, 2022, the Company did not have adequate processes or sufficient resources to adequately assess the impairment of goodwill and intangible assets and cutoff over inventory.

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

The Company is working diligently to remediate this material weakness by hiring qualified and capable personnel. Further, we will continue to evaluate and assess the staffing needs of the Company as the landscape and needs of the Company continue to evolve. While we are working diligently to remediate this material weakness, there is no assurance that this material weakness will be fully remediated by December 31, 2024, given continuing lasting impacts of COVID-19 on staffing and labor for companies within our industry and otherwise.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
10.1	Second Amendment to the Arrangement Agreement dated May 31, 2023 by and among Acreage Holdings, Inc., Canopy Growth Corporation and Canopy USA, LLC	8-K	000-56021	10.1	6/5/2023
10.2	Offer Letter between Acreage Holdings, Inc. and Dennis Curran, dated June 2, 2023	8-K	000-56021	10.2	6/5/2023
10.3	Offer Letter between Acreage Holdings, Inc. and Carl Nesbitt, dated June 28, 2023	8-K	000-56021	10.1	7/3/2023
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Extensible Business Reporting Language):): (i) Consolidated Statements of Financial Position as of June 30, 2023 (unaudited) and December 31, 2022 (audited), (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and June 30, 2022, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and June 30, 2022, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2023 and June 30, 2022 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
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
Date: August 9, 2023

Acreage Holdings, Inc.

By:	/s/ Carl Nesbitt
Carl Nesbitt
Chief Financial Officer