Form 10-Q
period 2023-09-30
Acreage Holdings, Inc.
filed 2023-11-14
CIK 1762359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

The Company has three classes of issued and outstanding shares: the Class E subordinate voting shares (the “Fixed Shares”), the Class D subordinate voting shares (the “Floating Shares”) and the Class F multiple voting shares (the “Fixed Multiple Shares”). The Fixed Shares and Floating Shares each entitle the holders to notice of and to attend at any meeting of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company have the right to vote. Each Fixed Share is entitled to one vote per Fixed Share, each Floating Share is entitled to one vote per Floating Share and each Fixed Multiple Share is entitled to 4,300 votes per Fixed Multiple Share on all matters upon which the holders of shares are entitled to vote. As of November 2, 2023, there were 80,682,114 Fixed shares, 36,019,462 Floating Shares, and 117,600 Fixed Multiple Shares, in each case, issued and outstanding.

TABLE OF CONTENTS
Acreage Holdings, Inc.
Form 10-Q
For the Three and Nine Months Ended September 30, 2023

PART I
Item 1. Financial Statements and Supplementary Data.

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$15,142	$24,067
Restricted cash	9,651	—
Accounts receivable, net	8,242	10,512
Inventory	51,050	49,446
Notes receivable, net	—	29,191
Other current assets	5,594	4,977
Total current assets	89,679	118,193
Long-term investments	33,176	34,046
Capital assets, net	136,866	133,405
Operating lease right-of-use assets	18,699	22,443
Intangible assets, net	35,124	35,124
Goodwill	38,721	13,761
Other non-current assets	3,519	3,601
Total non-current assets	266,105	242,380
TOTAL ASSETS	$355,784	$360,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$35,431	$29,566
Taxes payable	40,445	24,226
Interest payable	5,676	2,575
Operating lease liability, current	2,535	2,443
Debt, current	3,336	1,584
Other current liabilities	9,244	11,939
Total current liabilities	96,667	72,333
Debt, non-current	231,402	213,496
Operating lease liability, non-current	18,298	21,692
Deferred tax liability	10,654	9,623
Other liabilities	2,961	3,250
Total non-current liabilities	263,315	248,061
TOTAL LIABILITIES	359,982	320,394
Commitments and contingencies
Common stock, no par value - unlimited authorized, 115,965 and 112,437 issued and outstanding, respectively	—	—
Additional paid-in capital	758,918	760,529
Treasury stock, 842 common stock held in treasury	(21,054)	(21,054)
Accumulated deficit	(716,829)	(678,091)
Total Acreage Shareholders' equity	21,035	61,384
Non-controlling interests	(25,233)	(21,205)
TOTAL EQUITY (DEFICIT)	(4,198)	40,179

TOTAL LIABILITIES AND EQUITY	$355,784	$360,573
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
REVENUE
Retail revenue, net	$43,857	$48,314	$130,651	$136,426
Wholesale revenue, net	12,645	12,810	39,845	42,342
Other revenue, net	—	295	84	881
Total revenues, net	56,502	61,419	170,580	179,649
Cost of goods sold, retail	(23,247)	(26,097)	(67,145)	(70,331)
Cost of goods sold, wholesale	(11,981)	(14,096)	(34,454)	(27,968)
Total cost of goods sold	(35,228)	(40,193)	(101,599)	(98,299)
Gross profit	21,274	21,226	68,981	81,350

OPERATING EXPENSES
General and administrative	8,036	9,727	25,621	27,036
Compensation expense	13,524	15,271	38,930	42,045
Equity-based compensation expense	745	3,156	2,423	8,970
Marketing	542	735	1,942	2,396
Impairments, net	—	506	—	2,973
Loss on notes receivable	—	7,219	—	7,219
Write down of assets held-for-sale	—	—	3,557	874
Legal recoveries	—	—	—	(335)
Depreciation and amortization	928	1,047	2,919	6,019
Total operating expenses	23,775	37,661	75,392	97,197

Net operating loss	$(2,501)	$(16,435)	$(6,411)	$(15,847)

Income from investments, net	248	17	228	154
Interest income from loans receivable	—	474	10	1,256
Interest expense	(9,207)	(5,688)	(26,143)	(15,989)
Other income, net	10,021	4,743	9,823	5,019
Total other income (loss)	1,062	(454)	(16,082)	(9,560)

Loss before income taxes	$(1,439)	$(16,889)	$(22,493)	$(25,407)

Income tax expense	(6,420)	(8,109)	(19,763)	(24,105)

Net loss	$(7,859)	$(24,998)	$(42,256)	$(49,512)

Less: net loss attributable to non-controlling interests	(234)	(2,784)	(3,885)	(4,675)

Net loss attributable to Acreage Holdings, Inc.	$(7,625)	$(22,214)	$(38,371)	$(44,837)

Net loss per share attributable to Acreage Holdings, Inc. - basic and diluted:	$(0.07)	$(0.20)	$(0.34)	$(0.41)

Weighted average shares outstanding - basic and diluted	114,171	111,200	113,181	108,795

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

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity	Non-controlling Interests	Total Equity (Deficit)
December 31, 2022	3,861	112,437	$760,529	$(21,054)	$(678,091)	$61,384	$(21,205)	$40,179
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	—		—	(367)	(367)	—	(367)
NCI adjustments for changes in ownership	—	—	14	—	—	14	(14)	—
Equity-based compensation expense and related issuances	—	287	984	—	—	984	—	984
Net loss	—	—	—	—	(14,590)	(14,590)	(1,567)	(16,157)
March 31, 2023	3,861	112,724	$761,527	$(21,054)	$(693,048)	$47,425	$(22,786)	$24,639
NCI adjustments for changes in ownership	—	—	(3,389)	—	—	(3,389)	3,389	—
Capital distributions, net	—	—	—	—	—	—	(3,968)	(3,968)
Other equity transactions	—	—	(130)	—	—	(130)	—	(130)
Equity-based compensation expense and related issuances	—	479	694	—	—	694	—	694
Net loss	—	—	—	—	(16,156)	(16,156)	(2,084)	(18,240)
June 30, 2023	3,861	113,203	$758,702	$(21,054)	$(709,204)	$28,444	$(25,449)	$2,995
NCI adjustments for changes in ownership	—	—	(450)	—	—	(450)	450	—
Other equity transactions	—	—	(79)	—	—	(79)	—	(79)
Equity-based compensation expense and related issuances	—	2,762	745	—	—	745	—	745
Net loss	—	—	—	—	(7,625)	(7,625)	(234)	(7,859)
September 30, 2023	3,861	115,965	$758,918	$(21,054)	$(716,829)	$21,035	$(25,233)	$(4,198)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,256)	$(49,512)
Adjustments for:
Depreciation and amortization	2,919	6,019
Depreciation and amortization included in COGS	6,058	4,840
Equity-based compensation expense	2,423	8,970
Inventory write-off and provision	8,824	6,286	(1)
Gain on business divestiture	(47)	(3,490)
Loss on disposal of capital assets	34	49
Loss on impairment	—	2,973
Loss on notes receivable	—	7,219
Recovery on notes receivable	—	(1,107)
Bad debt expense	320	22
Non-cash interest expense	3,743	2,301
Non-cash operating lease expense (income)	(18)	223
(Gain) Loss on lease termination	(200)	297
Deferred tax (income) expense	16	(889)
Non-cash loss from investments, net	870	895
Write-down of assets held-for-sale	3,557	874
Change, net of acquisitions in:
Accounts receivable, net	(3,427)	(2,787)
Inventory	(12,572)	(15,001)	(1)
Other assets	(597)	(1,240)
Interest receivable	(756)	(1,125)
Accounts payable and accrued liabilities	(2,628)	(279)
Taxes payable	15,026	4,668
Interest payable	3,101	(265)
Other liabilities	(3,119)	(414)
Net cash used in operating activities	$(18,729)	$(30,473)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital assets	$(5,345)	$(12,582)
Collection of notes receivable	2,150	7,106
Business acquisitions, net of cash acquired	516	—
Purchases of intangible assets	(27)	(900)
Distributions from investments	—	1,048
Cash paid for short-term investment	—	(3,400)
Proceeds from disposal of short-term investments	—	3,400
Proceeds from business divestiture	500	—
Net cash used in investing activities	$(2,206)	$(5,328)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) from equity transactions	(79)	—
Proceeds from financing (refer to Note 14 for related party financing)	$27,121	$25,000
Deferred financing costs paid	(500)	(511)
Repayment of debt	(913)	(1,084)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Capital distributions - non-controlling interests	(3,968)	(5,534)
Net cash provided by financing activities	$21,661	$17,871
Net increase (decrease) in cash, cash equivalents, restricted cash, and cash held for sale	$726	$(17,930)
Cash, cash equivalents, and restricted cash - Beginning of period	24,067	44,501
Cash, cash equivalents, and restricted cash - End of period	$24,793	$26,571

RECONCILIATION OF CASH FLOW INFORMATION:
Cash and cash equivalents	$15,142	$26,476
Restricted cash	9,651	95
Total cash, cash equivalents, restricted cash, and cash held for sale at end of period	$24,793	$26,571
[1]Presentation of September 30, 2022 figures have been revised, refer to Note 2 for further discussion.

	Nine Months Ended September 30,
(in thousands)	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid - non-lease	$19,266	$12,730
Income taxes paid	5,933	21,742
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets not yet paid for	$5,040	$6,242
Non-cash proceeds from business divestiture	—	7,850
Non-cash proceeds from finance lease	—	5,785
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	121	—
NCI adjustments for changes in ownership	(14)	—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.    NATURE OF OPERATIONS
Acreage Holdings, Inc. (the “Company”, “Pubco” or “Acreage”) is a vertically integrated, multi-state operator in the United States (“U.S.”) cannabis industry. The Company’s operations include (i) cultivating and processing cannabis plants, (ii) manufacturing branded consumer products, (iii) distributing cannabis flower and manufactured products, and (iv) retailing cannabis products to patients and consumers. The Company’s products appeal to medical and adult recreational use customers through brand strategies intended to build trust and loyalty.
The Company’s Class E subordinate voting shares (“Fixed Shares”) and Class D subordinate voting shares (“Floating Shares”) are listed on the Canadian Securities Exchange under the symbols “ACRG.A.U” and “ACRG.B.U”, respectively, quoted on the OTCQX under the symbols “ACRHF” and “ACRDF”, respectively, and traded on the Frankfurt Stock Exchange under the symbols “0VZ1” and “0VZ2”, respectively.
High Street Capital Partners, LLC (“HSCP”) was formed on April 29, 2014. The Company became the indirect parent of HSCP on November 14, 2018 in connection with the reverse takeover (“RTO”) transaction described below.
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
On June 24, 2020, Canopy Growth and the Company entered into an agreement to, among other things, amend the terms of the Original Arrangement Agreement and the terms of the Prior Plan of Arrangement (the “Amended Arrangement”). On September 16, 2020, the Company’s shareholders voted in favor of a special resolution authorizing and approving the terms of, among other things, the Amended Arrangement. Subsequently, on September 18, 2020, the Company obtained a final order from the Supreme Court of British Columbia approving the Amended Arrangement, and on September 23, 2020 the Company and Canopy Growth entered into the Amending Agreement (as defined in Note 13) and implemented the Amended Arrangement. Pursuant to the Amended Arrangement, the Company’s articles were amended to create the Fixed Shares, the Floating Shares and the Class F multiple voting shares (the “Fixed Multiple Shares”), and each outstanding SVS was exchanged for 0.7 of a Fixed Share and 0.3 of a Floating Share, each outstanding PVS was exchanged for 28 Fixed Shares and 12 Floating Shares; and each outstanding MVS was exchanged for 0.7 of a Fixed Multiple Share and 0.3 of a Floating Share. Pursuant to the Amended Arrangement, Canopy Growth was granted the option to acquire all of the issued and outstanding Fixed Shares on the basis of 0.3048 (the “Fixed Exchange Ratio”) of a common share of Canopy Growth (each, a “Canopy Share”) for each Fixed Share held at the time of the acquisition of the Fixed Shares (the “Acquisition” or “Acquisition Time”), subject to adjustment in accordance with the terms of the Amended Arrangement (the “Canopy Call Option”), which Canopy Growth is

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
required to exercise upon the occurrence, or waiver (at the discretion of Canopy Growth), of a change in federal laws in the United States to permit the general cultivation, distribution and possession of marijuana (as defined in the relevant legislation) or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event” and the date on which the Triggering Event occurs, the “Triggering Event Date”). Refer to Note 13 for further discussion.
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

As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit as of September 30, 2023, as well as a net loss and negative cash flow from operating activities for the nine months ended September 30, 2023. Additionally, subsequent to quarter end the Company was temporarily in default of the Universal Hemp 6.1% Loan. Refer to Note 10 for further discussion. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.

However, management believes that substantial doubt about the Company’s ability to meet its obligations for the next twelve months from the date these financial statements are issued, can be mitigated by, but not limited to, (i) expected long-term sales growth from the Company’s consolidated operations, (ii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iii) expense reduction plans that have already been put in place to improve the Company’s results, and (iv) access to the U.S. and Canadian public equity markets.

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
Cash and restricted cash, as presented on the Unaudited Condensed Consolidated Statements of Cash Flows, consists of $15,142 and $9,651 as of September 30, 2023, respectively, and $26,476 and $95 as of September 30, 2022, respectively.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Accounts receivable and notes receivable valuations

The Company reports accounts receivable at their net realizable value, which is management’s best estimate of the cash that will ultimately be received from customers. The Company's notes receivable represent notes due from various third parties. The Company maintains an allowance for expected credit losses to reflect the expected uncollectability of accounts receivable and notes receivable based on historical collection data and specific risks identified among uncollected accounts, as well as management’s expectation of future economic conditions. The Company also considers relevant qualitative and quantitative factors to assess whether historical loss experience should be adjusted to better reflect the risk characteristics of the companies receivables and the expected future losses. If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Trade accounts receivable and notes receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. As of September 30, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was $339 and $953, respectively, all of which relates to the allowance for credit losses over accounts receivable. As of September 30, 2023 and December 31, 2022, the allowance on loans receivable was $15,340 and $14,875, respectively, of which the allowance for credit losses over notes receivable was nil as the receivables were fully reserved for. Refer to Note 6 for further discussion.

Net loss per share
Net loss per share represents the net loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis. Basic and diluted loss per share are the same as of September 30, 2023 and 2022 as the issuance of shares upon conversion, exercise or vesting of outstanding units would be anti-dilutive in each period. There were 51,006 and 47,999 anti-dilutive shares outstanding as of September 30, 2023 and 2022, respectively.
Change in presentation
Note that certain items presented on the nine months ended September 30, 2022, Unaudited Condensed Consolidated Statement of Cash Flows, includes a change in presentation to conform to the current year presentation. There was no impact to our Consolidated Financial Statements as a result of this reclassification.
Accounting Pronouncements Recently Adopted
As of January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which was subsequently revised by ASU 2018-19 and ASU 2020-02. This standard applies to financial assets, measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases and trade accounts receivable. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption. The adoption of ASU 2016-13 did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08 - Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new standard improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. The new standard requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) 606 - Revenue from Contracts with Customers. The ASU will be effective for the Company’s first interim period of fiscal 2024. The standard should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company does not anticipate a material impact on the Company’s unaudited condensed consolidated financial statements upon adoption.
3.    ACQUISITIONS, DIVESTITURES AND ASSETS HELD FOR SALE
Acquisitions

On January 2, 2023, a subsidiary of the Company acquired cultivation, processing and retail operations in Maine from a third party who provided cultivation, manufacturing, processing, distribution and handling, recordkeeping, compliance, and other services to the Company’s operations in Maine. Under the terms of the agreement, the consideration paid consisted of the settlement of a pre-existing relationship, which included a line-of credit, other advances and the related interest receivable, all totaling $25,160, which were previously recorded in Notes receivable, net on the Statements of Financial Position.

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

Purchase Price Allocation	Northeast Patients Group
Assets acquired:
Cash and cash equivalents	$361
Accounts Receivable	25
Inventory	384
Other current assets	173
Capital assets	2,377
Financing lease right-of-use asset	416
Operating lease right-of-use asset	1,279
Goodwill	24,960
Liabilities assumed:
Accounts payable and accrued liabilities	(672)
Taxes payable	(1,112)
Finance lease liability, current	(87)
Finance lease liability, non-current	(459)
Operating lease liability, current	(73)
Operating lease liability, non-current	(1,385)
Notes payable	(11)
Deferred tax liability	(1,016)
Fair value of net assets acquired	$25,160

Consideration paid:
Settlement of pre-existing relationship	25,160
Total consideration	$25,160
During the year ended December 31, 2022, the Company did not complete any business acquisitions.
Divestitures
During the three and nine months ended September 30, 2023 management committed to a plan to sell CWG Botanicals, Inc. (“CWG”) as of June 30, 2023. At this point all assets and liabilities were classified as held for sale on the balance sheet and written down to the fair value of the expected sale price. On September 12, 2023 the company effectively sold 100% of its ownership interest in CWG for an aggregate sales price of $500 and recognizing a gain of $47 on the Unaudited Condensed Consolidated Statements of Operations in Other income, net.
During the three and nine months ended September 30, 2022, the Company completed the divestitures of six properties as outlined in the following paragraphs. In February 2021, a subsidiary of the Company entered into a definitive agreement and management services agreement to sell an indoor cultivation facility in Medford, Oregon ("Medford"), and a retail dispensary in Powell, Oregon ("Powell"), for total consideration of $3,000. In March 2022, the total consideration was reduced to $2,000. In April 2022, the Company sold all equity interests in Medford for an aggregate sale price of $2,000 and recognized a gain on sale of $290 for the nine months ended September 30, 2022 which was recorded in Other income, net in the Unaudited Condensed Consolidated Statements of Operations. The aggregate sales price consisted of $750 paid to the Company in February 2021 and $1,250 of promissory notes (refer to Note 6 for further discussion). In conjunction with the sale, the Company closed its dispensary in Powell. Further, the Company derecognized deferred tax liabilities of $375 related to Medford.

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
Assets Held for Sale
The Company determined certain businesses and assets met the held-for-sale criteria. As such, the related assets and liabilities within these disposal groups were transferred into Assets held-for-sale and Liabilities related to assets held for sale on the Unaudited Condensed Consolidated Statements of Financial Position. As of September 30, 2023 and December 31, 2022, the Company did not have any business or assets that met the held-for-sale criteria.

Previously, the Company determined certain businesses and assets met the held-for-sale criteria. Upon classification of the disposal groups as held for sale, the Company tested each disposal group for impairment and recognized charges of $— and $3,557 within Write down of assets held-for-sale on the Unaudited Condensed Consolidated Statements of Operations related to CWG for three and nine months ended September 30, 2023, respectively.

During the three and nine months ended September 30, 2022, the Company recognized a write down of assets held-for-sale of $— and $874 related to its Oregon operations within Write down of assets held-for-sale on the Unaudited Condensed Consolidated Statements of Operations.

4.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets
The following table details the intangible asset balances by major asset classes:

Intangibles	September 30, 2023	December 31, 2022
Finite-lived intangible assets:
Customer relationships	—	1,000
Total finite-lived intangible assets	—	1,000
Accumulated amortization on finite-lived intangible assets:
Customer relationships	—	(1,000)
Total accumulated amortization on finite-lived intangible assets	—	(1,000)
Finite-lived intangible assets, net	—	—

Indefinite-lived intangible assets
Cannabis licenses	35,124	35,124
Total intangibles, net	$35,124	$35,124
During the year ended December 31, 2022, the Company amended the purchase price allocation related to its acquisition of certain Ohio operations based upon final valuations within the measurement period. As a result, $17,000 was re-allocated from Goodwill to Intangible assets, net on the Unaudited Condensed Consolidated Statements of Financial Position.

There was no amortization expense recorded for the three and nine months ended September 30, 2023, respectively. Amortization expense associated with the Company’s intangible assets was $296 and $1,288 for the three and nine months ended September 30, 2022, respectively.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Goodwill
The following table details the changes in the carrying amount of goodwill:

Goodwill	Total
December 31, 2022	$13,761
Acquisitions	24,960
September 30, 2023	$38,721
During the nine months ended September 30, 2023, the Company recognized $24,960 of goodwill based on the preliminary purchase price allocation related to the acquisition of Northeast Patients Group. Refer to Note 3 for further discussion.
5.    INVESTMENTS
The carrying values of the Company’s investments in the Unaudited Condensed Consolidated Statements of Financial Position as of September 30, 2023 and December 31, 2022 are as follows:

Investments	September 30, 2023	December 31, 2022
Investments held at FV-NI	$33,176	$34,046
Total long-term investments	$33,176	$34,046
Income from investments, net in the Unaudited Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2023 and 2022 is as follows:

Investment income	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Short-term investments	$—	$1	$—	$4
Investments held at FV-NI	248	16	228	150
Income from investments, net	$248	$17	$228	$154
Investments held at FV-NI
The Company has investments in equity of other companies that do not result in significant influence or control. These investments are carried at fair value, with gains and losses recognized in the Unaudited Condensed Consolidated Statements of Operations.
As further described under the “6.10% Secured debenture due September 2030” in Note 10, on September 23, 2020, a subsidiary of the Company, Universal Hemp, LLC ("Universal Hemp"), was advanced gross proceeds of $50,000 (less transaction costs) pursuant to the terms of a secured debenture. The Company subsequently engaged an investment advisor, which under the investment advisor's sole discretion, on September 28, 2020 invested $34,019 of these proceeds on behalf of Universal Hemp. As a result, Universal Hemp acquired 34,019 class B units, at $1 par value per unit, which represented 100% financial interest in an Investment Partnership, a Canada-based limited partnership. An affiliate of the institutional investor holds Class A units of the Investment Partnership. The general partner of the Investment Partnership is also an affiliate of the Institutional Investor. The Class B units are held by the Investment Advisor as an agent for Universal Hemp.
Universal Hemp, through its investment with the Investment Advisor, was originally determined to hold significant influence in the Investment Partnership in accordance with ASC 810 - Consolidations due to (1) the economic financial interest, and (2) the entitlement to matters as they pertain to ‘Extraordinary Resolution’ items as defined within the Investment Partnership Agreement. As a result, the Company accounted for the investment in the Investment Partnership under the equity method until December 2020. Refer to Note 10 for further discussion. In December 2020, the Company no longer held significant influence due to the removal of the Extraordinary Resolution entitlements and other revisions in the Investment Partnership Agreement. As a result, the Company changed its accounting for the Investment Partnership to recognize the investment at fair value, with gains and losses recognized in the Unaudited Condensed Consolidated Statements of Operations.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
6.     NOTES RECEIVABLE, NET

Notes receivable as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Promissory notes receivable	$7,062	$34,088
Line of credit receivable	4,331	5,831
Interest receivable	3,947	4,147
Allowance for notes and interest receivable	(15,340)	(14,875)
Total notes receivable, net	$—	$29,191
Less: Notes receivable, current	—	29,191
Notes receivable, non-current	$—	$—
Interest income from loans receivable during the three and nine months ended September 30, 2023 was $— and $10, respectively, and during the three and nine months ended September 30, 2022 was $474 and $1,256, respectively.
At each reporting date, the Company applies its judgment to evaluate the collectability of the note receivable and makes a provision based on the assessed amount of expected credit loss. This judgment is based on parameters such as interest rates, market conditions and creditworthiness of the creditor.
The Company determined that the collectability of certain notes receivables is doubtful based on information available. As of September 30, 2023 and December 31, 2022, the Company’s allowance for notes receivable of $15,340 and $14,875, respectively, included $11,393 and $12,041 of principal outstanding and $3,947 and $2,834 of accrued interest, respectively, and represents the full value of such loan balances.
Activity during the nine months ended September 30, 2023

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

In April 2023, the Company’s subsidiary Prime Alternative Treatment Center Consulting, LLC (“NH-PATCC”) received $1,500 from Prime Alternative Treatment Center, Inc. (“PATC”) in settlement of the principal balance related to a promissory note that was extended to “PATC”.

In May 2023, the Company received a $500 cash payment towards the principal balance on a promissory note receivable from Grown Rogue.

In August 2023, the Company received a $150 cash payment towards the principal balance on a promissory note receivable from Grown Rogue.

Activity during the nine months ended September 30, 2022

In February 2022, the Company received a $5,279 cash payment in full on a line of credit due from Patient Centric Martha’s Vineyard, and subsequently closed the line of credit.

In April 2022, the Company executed and closed its previously announced asset purchase agreement for the sale of Medford and Powell in Oregon. Part of the total consideration was satisfied by a 12-month $1,250 secured promissory note bearing interest at a rate of 12.5% per annum. Refer to Note 3 for further discussion. In August 2022, the secured promissory note was replaced with a $500 secured promissory note bearing interest at a rate of 12.5% per annum and a $750 non-interest bearing secured promissory note, with both secured promissory notes due on May 1, 2023.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
In July 2022, the Company executed and closed an amendment to its previously announced asset purchase and services agreement for the sale of its four Oregon retail dispensaries. Part of the total consideration was satisfied by a 36-month $5,850 secured promissory note bearing interest at a rate of 12% per annum. Refer to Note 3 for further discussion.

7.    CAPITAL ASSETS, NET
Net property, plant and equipment consisted of:

	September 30, 2023	December 31, 2022
Land	$9,778	$9,605
Building	58,524	58,334
Right-of-use asset, finance leases	6,297	5,077
Furniture, fixtures and equipment	40,701	46,811
Leasehold improvements	49,611	6,178
Construction in progress	14,883	34,435
Capital assets, gross	$179,794	$160,440
Less: accumulated depreciation and amortization	(42,928)	(27,035)
Capital assets, net	$136,866	$133,405
Depreciation of capital assets for the three and nine months ended September 30, 2023 is comprised of $928 and $2,919 of depreciation expense, respectively, and $2,116 and $6,493 that was capitalized to inventory, respectively. Depreciation of capital assets for the three and nine months ended September 30, 2022 is comprised of $751 and $4,731 of depreciation expense, respectively, and $1,963 and $5,679 that was capitalized to inventory, respectively.
During the nine months ended September 30, 2022, the Company determined that it was unable to find a satisfactory buyer for the held-for-sale assets related to its Michigan operations and, as such, these assets were reclassified as held-and-used. This conclusion was considered a triggering event for capital asset impairment testing. Upon assessment, these specific capital assets were not considered to have future economic value. As such, the fair value of the assets was considered to be nil and the Company recognized an impairment charge of $1,907 within Impairments, net on the Unaudited Condensed Consolidated Statements of Operations during the nine months ended September 30, 2022. Refer to Note 3 for further discussion on changes in held-for-sale entities.

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

Statements of Financial Position Information	Classification	September 30, 2023	December 31, 2022
Right-of-use assets
Operating	Operating lease right-of-use assets	$18,699	$22,443
Finance	Capital assets, net	4,597	4,269
Total right-of-use assets		$23,296	$26,712

Lease liabilities
Current
Operating	Operating lease liability, current	$2,535	$2,443
Financing	Debt, current	112	1
Non-current
Operating	Operating lease liability, non-current	18,298	21,692
Financing	Debt, non-current	5,846	5,305
Total lease liabilities		$26,791	$29,441

		Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Information	Classification	2023	2022	2023	2022
Short-term lease expense	General and administrative	$102	$(28)	$311	$190

Operating lease expense	General and administrative	1,238	1,221	3,853	3,613
Finance lease expense:
Amortization of right of use asset	Depreciation and amortization	93	63	278	190
Interest expense on lease liabilities	Interest expense	213	314	633	855
Net operating and finance lease cost		$1,544	$1,598	$4,764	$4,658

		Nine Months Ended September 30,
Statement of Cash Flows Information	Classification	2023	2022
Cash paid for operating leases	Net cash used in operating activities	$3,871	$3,390
Cash paid for finance leases - interest	Net cash used in operating activities	$718	$843

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The following represents the Company’s future minimum payments required under existing leases with initial terms of one year or more as of September 30, 2023:

Maturity of lease liabilities	Operating Leases	Finance Leases
2023	$1,085	$228
2024	4,285	923
2025	4,104	946
2026	4,314	969
2027	3,897	992
Thereafter	13,276	11,705
Total lease payments	$30,961	$15,763
Less: interest	10,128	9,805
Present value of lease liabilities	$20,833	$5,958

Weighted average remaining lease term (years)	8	11
Weighted average discount rate	10%	12%
As of September 30, 2023, there have been no leases entered into that have not yet commenced.
9.    INVENTORY
The Company’s inventory balance consists of the following:

	September 30, 2023	December 31, 2022
Retail inventory	$5,305	$3,255
Wholesale inventory	36,129	35,885
Cultivation inventory	6,491	7,133
Supplies & other	3,125	3,173
Total	$51,050	$49,446
Inventory is valued at the lower of cost and net realizable value (“NRV”), defined as estimated selling price in the ordinary course of business, less estimated costs of disposal. During the nine months ended September 30, 2023, the Company analyzed its inventory balances, and recorded wholesale inventory adjustments as a result of (i) having excess or obsolete inventory and (ii) reducing the carrying value to ensure inventory balances are properly recorded at the lower of cost and NRV. The Company recognized $2,103 and $8,824 during the three and nine months ended September 30, 2023, respectively, and $6,286 during the three and nine months ended September 30, 2022 of wholesale inventory adjustments within Cost of goods sold, wholesale on the Unaudited Condensed Consolidated Statements of Operations.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
10.    DEBT
The Company’s debt balances consist of the following:

Debt balances	September 30, 2023	December 31, 2022
Financing liability (failed sale-leaseback)	$15,253	$15,253
Finance lease liabilities	5,958	5,306
7.50% Loan due April 2026	31,682	31,288
6.10% Secured debenture due September 2030	46,841	46,502
Note due December 2024	2,375	3,167
Prime rate credit facilities due January 2026, as amended	130,989	113,564
Note backed by ERTC	1,640	—
Total debt	$234,738	$215,080
Less: current portion of debt	3,336	1,584
Total long-term debt	$231,402	$213,496
Scheduled maturities of debt, excluding amortization of discount and issuance costs, are as follows:

2023	$2,432
2024	1,584
2025	—
2026	173,011
2027	39
Thereafter	71,160
Total payments (excluding amortization of discount and issuance costs)	$248,226
During the three and nine months ended September 30, 2023, the Company incurred interest expense of $9,207 and $26,143, respectively, and $5,688 and $15,989 during the three and nine months ended September 30, 2022, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Interest expense for the three and nine months ended September 30, 2023 included debt discount amortization of $547 and $1,562, respectively, and amortization of debt issuance costs of $706 and $2,094, respectively. Interest expense for the three and nine months ended September 30, 2022 included debt discount amortization of $381 and $1,132, respectively, and amortization of debt issuance costs of $297 and $849, respectively. As of September 30, 2023 and December 31, 2022, the Company had unamortized discount $5,030 and $6,093, respectively, and debt issuance costs of $8,458 and $10,522, respectively, which is netted against the gross carrying value of long-term debt in Debt, non-current on Unaudited Condensed Unaudited Condensed Consolidated Statements of Financial Position. Additionally, as of September 30, 2023 and December 31, 2022, the Company had accrued interest of $5,676 and $2,575, respectively, within Interest payable on the Unaudited Condensed Consolidated Statements of Financial Position.
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

6.10% Secured debenture due September 2030
On September 23, 2020, pursuant to the implementation of the Amended Arrangement (Refer to Note 13 for further discussion), a subsidiary of Canopy Growth advanced gross proceeds of $50,000 (less transaction costs of approximately $4,025) to Universal Hemp, an affiliate of the Company, pursuant to the terms of a secured debenture (“6.1% Loan”). In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. An additional $50,000 may be advanced pursuant to the debenture subject to the satisfaction of certain conditions by Universal Hemp. The debenture bears interest at a rate of 6.1% per annum, matures 10 years from the date hereof or such earlier date in accordance with the terms of the debenture and all interest payments made pursuant to the debenture are payable in cash by Universal Hemp. Subsequent to quarter end, Universal Hemp received a reservations of rights letter for

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
failure to make the annual cash interest payment within 10 business days of September 23, 2023 (October 10, 2023). The parties agreed on November 14, 2023 to waive the default and that the cash interest payment would be satisfied through a partial cash payment of $1,400 by year end 2023, an obligation of Universal Hemp to deliver proceeds from the sale of certain real property held by Universal Hemp and an agreement between the parties to offset potential future expenses that may be payable by Canopy Growth. The debenture is secured by substantially all of the assets of Universal Hemp and its subsidiaries and, further, is not convertible and is not guaranteed by Acreage.

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

The loan is subject to various financial covenants, including (i) a fixed charge coverage ratio and two leverage ratios in respect of all periods beginning on or after December 31, 2023 and (ii) a minimum cash requirement of $9.0 million at each quarter end of the Company. Finally, the Amended Credit Facility includes approval for Canopy USA to acquire control of Acreage without requiring repayment of all amounts outstanding under the Amended Credit Facility, provided certain conditions are satisfied. As of September 30, 2023 the Company was in compliance with all covenants.

ERTC Factoring Agreement
On April 11, 2023, the Company received $12,113 pursuant to a financing agreement with a third-party lender (the “Financing Agreement”), which was included in “Debt, current” as of June 30, 2023. The Company assigned to the lender its interests in Employee Retention Tax Credits (“ERTC”) that it submitted for a claim of approximately $14,251. If the Company does not receive the ERTC, in whole or in part, the Company is required to repay the related portion of the funds received plus 10% interest accrued from the date of the Financing Agreement through the repayment date. The Financing Agreement does not have a stated maturity date and the discount is being accreted to interest expense over an expected term. The Company’s obligations under the Financing Agreement will be satisfied upon receipt of the ERTC or other full repayment. Finally, the Company determined the ERTC did not meet the criteria to record as a receivable as of June 30, 2023 due to the uncertain nature of such claims.
During the three and nine months ended September 30, 2023, the Company received $10,472 of the ERTC claims which was remitted to the lender per the terms of the Financing Agreement, extinguishing an equal portion of the debt included in “Debt, current” as of September 30, 2023.
11.    SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS
The table below details the change in Pubco shares outstanding by class for the nine months ended September 30, 2023:

Shareholders’ Equity	Fixed Shares	Floating Shares	Fixed Shares Held in Treasury	Floating Shares Held in Treasury	Fixed Multiple Shares	Total Shares Outstanding
December 31, 2022	79,047	34,114	(589)	(253)	118	112,437
Issuances	1,626	1,902	—	—	—	3,528
September 30, 2023	80,673	36,016	(589)	(253)	118	115,965
Warrants
A summary of the warrants activity outstanding is as follows:

Warrants	Fixed Shares	Floating Shares
December 31, 2022	5,817	2,524
Expired	—	—
September 30, 2023	5,817	2,524

The exercise price of each Fixed Share warrants ranged from $3.15 to $4.00, respectively, and the exercise price of each Floating Share warrants ranged from $3.01 to $4.00, respectively. The warrants are exercisable for a period of 4 years. The weighted-average remaining contractual life of the warrants outstanding is approximately 1.3 years. There was no aggregate intrinsic value for warrants outstanding as of September 30, 2023.
Non-controlling interests - convertible units
The Company has NCIs in consolidated subsidiaries USCo2 and HSCP. The non-voting shares of USCo2 and HSCP units make up substantially all of the NCI balance as of September 30, 2023 and are convertible for either 0.7 of a Fixed Share and

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
0.3 of a Floating Share of Pubco or cash, as determined by the Company. Summarized financial information of HSCP is presented below. USCo2 does not have discrete financial information separate from HSCP.

HSCP net asset reconciliation	September 30, 2023	December 31, 2022
Current assets	$89,448	$118,193
Non-current assets	261,389	237,665
Current liabilities	(15,172)	(9,141)
Non-current liabilities	(254,751)	(239,525)
Other NCI balances	(726)	(725)
Accumulated equity-settled expenses	(243,182)	(240,760)
Net assets	$(162,994)	$(134,293)
HSCP/USCo2 ownership % of HSCP	15.93%	16.33%
Net assets allocated to USCo2/HSCP	$(25,959)	$(21,930)
Net assets attributable to other NCIs	726	725
Total NCI	$(25,233)	$(21,205)

	Three Months Ended September 30,		Nine Months Ended September 30,
HSCP Summarized Statement of Operations	2023	2022	2023	2022
Net loss allocable to HSCP/USCo2	$(1,521)	$(16,549)	$(23,924)	$(27,589)
HSCP/USCo2 weighted average ownership % of HSCP	15.37%	16.84%	16.23%	16.96%
Net loss allocated to HSCP/USCo2	$(234)	$(2,787)	$(3,884)	$(4,679)
Net loss allocated to other NCIs	—	3	(1)	4
Net loss attributable to NCIs	$(234)	$(2,784)	$(3,885)	$(4,675)
As of September 30, 2023, USCo2’s non-voting shares owned approximately 0.22% of HSCP units. USCo2’s capital structure is comprised of voting shares, all of which are held by the Company, and of non-voting shares held by certain former HSCP members. Certain executive employees and profits interests holders own approximately 16.01% of HSCP non-voting units. The remaining 83.77% interest in HSCP is held by USCo and represents the members’ equity attributable to shareholders of the parent.
A reconciliation of the beginning and ending amounts of convertible units is as follows:

Convertible Units	September 30, 2023	December 31, 2022
Beginning balance	22,698	23,076
NCI units converted to Pubco	—	(378)
Ending balance	22,698	22,698
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Pursuant to the Amended Arrangement, the Company retained the Plan described above, the upper limit of issuances being up to an amount equal to 15% of the issued and outstanding Fixed Shares and Floating Shares of the Company. As of September 30, 2023, the Company had 959 shares authorized and available for grant under the Plan.
Restricted Share Units (“RSUs”)

	Fixed Shares		Floating Shares
Restricted Share Units (Fair value information expressed in whole dollars)	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Unvested, January 1, 2023	6,324	$1.80	464	$6.68
Granted	3,646	$0.15	7,870	$0.23
Forfeited	(1,642)	$0.90	(135)	$1.15
Vested	(2,201)	$1.29	(1,973)	$0.60
Unvested, September 30, 2023	6,127	$1.24	6,226	$0.58
Vested and unreleased(1)	40	$8.52	11	$17.35
Outstanding, September 30, 2023	6,167	$1.29	6,237	$0.61
(1) RSUs that are vested and unreleased represent RSUs that are pending delivery.
RSUs of the Company generally vest over a period of three years and RSUs granted to certain executives vest based on achievement of specific performance conditions. In certain situations for specified individuals, RSUs vest on an accelerated basis on separation. The fair value for RSUs is based on the Company’s share price on the date of the grant. The Company recorded $791 and $2,019 as Equity-based compensation expense on Unaudited Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2023, respectively, and $2,256 and $7,645 during the three and nine months ended September 30, 2022, respectively. The fair value of RSUs vested during the three and nine months ended September 30, 2023 was $890 and $1,489, respectively, and $1,427 and $4,760 during the three and nine months ended September 30, 2022, respectively.
The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs as of September 30, 2023 was approximately 0.9 years and $4,612, respectively. Unrecognized compensation expense related to these awards at September 30, 2023 was $10,436 and is expected to be recognized over a weighted average period of approximately 1.0 year.
Stock options

	Fixed Shares		Floating Shares
Stock Options (Exercise price expressed in whole dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, January 1, 2023	7,337	$2.75	2,267	$3.10
Forfeited	(1,875)	$0.66	(131)	$3.16
Expired	—	$—	(35)	$2.55
Options outstanding, September 30, 2023	5,462	$3.46	2,101	$3.10

Options exercisable, September 30, 2023	3,400	$5.21	2,101	$3.10
Stock options of the Company generally vest over a period of three years and options granted to certain executives vest based on achievement of specific performance conditions. Stock options of the Company have an expiration period of 5 or 10 years from the date of grant. The weighted average contractual life remaining for Fixed Share options outstanding and exercisable as of September 30, 2023 was approximately 4.3 and 4.7 years, respectively. The weighted average contractual life remaining for Floating Share options outstanding and exercisable as of September 30, 2023 was approximately 6.2 and 6.2 years, respectively. The Company recorded $(46) and $404 as Equity-based compensation expense on Unaudited Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2023 and $300 and $725 during the three and nine months ended September 30, 2022, respectively, in connection with these awards.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
As of September 30, 2023, unamortized expense related to stock options totaled $596 and is expected to be recognized over a weighted-average period of approximately 2 years. As of September 30, 2023, the aggregate intrinsic value for unvested options and for vested and exercisable options was nil, respectively.

13.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company provides revolving lines of credit to certain of its portfolio companies. As of September 30, 2023, only one revolving line of credit remained outstanding and the maximum obligation under this arrangement was equal to the balance advanced of $4,331. Refer to Note 6 for further discussion).

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
Pursuant to the Amended Plan of Arrangement, upon the occurrence or waiver (at the discretion of Canopy Growth) of the Triggering Event (the “Triggering Event Date”), Canopy Growth will, subject to the satisfaction or waiver of certain closing conditions set out in the Arrangement Agreement: (i) acquire all of the issued and outstanding Fixed Shares (following the mandatory conversion of the Fixed Multiple Shares into Fixed Shares) on the basis of 0.3048 of a common share of Canopy Growth (each whole common share, a “Canopy Growth Share”) for each Fixed Share held (the “Fixed Exchange Ratio”) at the time of the acquisition of the Fixed Shares (the “Acquisition Time”), subject to adjustment in accordance with the terms of the Amended Plan of Arrangement (the “Canopy Call Option”). The Canopy Call Option will expire 10 years from the Amendment Time.
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
On March 17, May 31, August 31, 2023, and October 31, 2023 Acreage, Canopy and Canopy USA entered into amendments to the Floating Share Arrangement Agreement (collectively, the “FSA Amendments”). Pursuant to the terms of the FSA Amendments, Acreage, Canopy and Canopy USA agreed to multiple extensions to the Exercise Outside Date (as defined in the Floating Share Arrangement Agreement) from its initial date of March 31, 2023 to its current date of December 31, 2023.

Tax Receivable Agreement and Tax Receivable Bonus Plans
The Company is a party to (i) a tax receivable agreement dated November 14, 2018 and subsequently amended (the “Tax Receivable Agreement”) between the Company and certain current and former unit holders of HSCP and (ii) tax receivable bonus plans dated November 14, 2018 and subsequently amended (the “Tax Receivable Bonus Plans”) between the Company and certain directors, officers and consultants of the Company (together the “Tax Receivable Recipients”). Under the Tax Receivable Agreement and the Tax Receivable Bonus Plans, the Company is required to make cash payments to the Tax Receivable Recipients equal to 85% of the tax benefits, if any, that the Company actually realizes, or in certain circumstances is deemed to realize, as a result of (i) the increases in its share of the tax basis of assets of HSCP resulting from any redemptions or exchanges of Units from the HSCP Members, and (ii) certain other tax benefits related to the Company making payments under the Tax Receivable Agreement and the Tax Receivable Bonus Plan. Although the actual timing and amount of any payments that the Company makes to the Tax Receivable Recipients cannot be estimated, it expects those payments will be

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
significant. Any payments made by the Company to the Tax Receivable Recipients may generally reduce the amount of overall cash flow that might have otherwise been available to it. Payments under the Tax Receivable Agreement are not conditioned on any Tax Receivable Recipient’s continued ownership of Units or our shares after the completion of the RTO. Payments under the Tax Receivable Bonus Plan may, at times, be conditioned on the Tax Receivable Recipient’s continued employment by the Company. As of September 30, 2023, the Company has not made any payments in relation to the Tax Receivable Agreement or the Tax Receivable Bonus Plans.

Concurrently with the execution of the Floating Share Arrangement Agreement, Canopy Growth, Canopy USA, High Street, Acreage Holdings America, Inc. and certain individuals party to the Tax Receivable Agreement, amended the Tax Receivable Agreement in accordance with the Floating Share Agreement. Pursuant to the Floating Share Agreement, Canopy Growth, on behalf of Canopy USA agreed to: (i) issue Canopy Shares with a value of approximately $30,500 to the Tax Receivable Agreement Members in exchange for each such individual executing an assignment of rights agreement assigning such individual’s rights under the Tax Receivable Agreement to Canopy USA, such that following assignment, Canopy USA is the sole member and beneficiary under the Tax Receivable Agreement; and (ii) fund a payment with a value of approximately $19,500 to be made by the Company in Canopy Shares to certain eligible participants pursuant to the Tax Receivable Bonus Plans, as amended on October 24, 2022, both in order to reduce a potential liability of approximately $121,000 under the Tax Receivable Agreement and the Tax Receivable Bonus Plans. In connection with the foregoing, Canopy Growth issued 5,648,927 Canopy Shares on or about November 4, 2022 and 7,102,081 Canopy Shares on or about March 17, 2023 to the Tax Receivable Agreement Members. In addition, the Tax Receivable Agreement Bonuses with an aggregate value of approximately $19,500 in Canopy Shares will be issued by Canopy to certain eligible participants under the Tax Receivable Bonus Plans on the closing of the Floating Share Arrangement or, if the Floating Share Arrangement does not close or is terminated but the Amended Arrangement closes, then on the closing of the acquisition. The Tax Receivable Agreement Bonuses will be paid to recipients to be determined by Kevin Murphy, the administrator of the Tax Receivable Bonus Plans, and may include one or more directors of Acreage and other current and former officers or consultants of Acreage as may be determined by Kevin Murphy. Canopy Growth has also agreed to register the resale of such Canopy Shares under the Securities Act of 1933, as amended.

Debenture

In connection with the implementation of the Amended Arrangement, pursuant to a secured debenture dated September 23, 2020 (the “Debenture”) issued by Universal Hemp, LLC, an affiliate of Acreage that operates solely in the hemp industry in full compliance with all applicable laws (the “Borrower”), to 11065220 Canada Inc., an affiliate of Canopy Growth (the “Lender”), the Lender agreed to provide a loan of up to $100,000 (the “Loan”), $50,000 of which was advanced on the Amendment Date (the “Initial Advance”), and $50,000 of the Loan will be advanced in the event that the following conditions, among others, are satisfied: (a) the Borrower’s EBITDA (as defined in the Debenture) for any 90 day period is greater than or equal to 2.0 times the interest costs associated with the Initial Advance; and (b) the Borrower’s business plan for the 12 months following the applicable 90 day period supports an Interest Coverage Ratio (as defined in the Debenture) of at least 2.00:1. On October 24, 2022, the Debenture was assigned by the Lender to Canopy USA.

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

Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of September 30, 2023, for which no liabilities are recorded on the Unaudited Condensed Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of September 30, 2023 and 2022, such amounts were not material.
CanWell Settlement

In November 2020, the Company entered into a final confidential settlement agreement with CanWell, LLC for certain outstanding proceedings. As part of that agreement, the Company accrued for $7,750 in Legal settlements, net on the Statements of Operations for the year ended December 31, 2020. In connection with this settlement agreement, the Company issued a promissory note in the amount of $7,750 to CanWell, which is non-interest bearing and is payable in periodic payments through December 31, 2024. Through September 30, 2023, the Company has paid $5,375 of the promissory note.

Contingencies
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of September 30, 2023, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
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
Health Circle, Inc. litigation
On April 13, 2023, Health Circle, Inc., a licensed cannabis dispensary operator in Massachusetts, initiated a civil action against the Company and MA RMD SVCS, LLC in Plymouth County, Massachusetts for alleged breaches of that certain Revolving Line of Credit, dated October 31, 2017, by and between Health Circle, Inc. and MA RMD SVCS, LLC (the “HCI Credit Agreement”) and certain torts. High Street has filed a second civil action against Michael Westort, individually, in the Business Litigation Section, located in Boston, MA, predicated upon that certain Membership Interest Purchase Agreement, dated June 30, 2018, by and between Mr. Westort and High Street. The Company has moved to partially dismiss the complaint in Plymouth County, and the court has scheduled a hearing on February 1, 2024 to hear argument on this motion. The Company is assessing the amended complaint, and will ultimately file counterclaims against Health Circle, Inc. based on the outstanding debt under the HCI Credit Agreement. High Street intends to vigorously defend against this action, which the Company believes is without merit, and to pursue its claims against Mr. Westort and Health Circle, Inc.

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
6.10% Secured debenture due September 2030
As disclosed in Note 10, “6.10% Secured debenture due September 2030”, on September 23, 2020, pursuant to the implementation of the Amended Arrangement, a subsidiary of Canopy Growth advanced gross proceeds of $50,000 (less transaction costs of approximately $4,025) to Universal Hemp, an affiliate of the Company, pursuant to the terms of a secured debenture. In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. Acreage then engaged an investment advisor (the “Investment Advisor”) which, under the Investment Advisor’s sole discretion, invested on behalf of Universal Hemp, $34,019 of the proceeds on September 28, 2020. During the three and nine months ended September 30, 2023, the Company incurred interest expense attributable to the 6.10% Secured debenture due September 2030 of $763 and $2,289, respectively.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

As a result of the transaction described above, Universal Hemp, a subsidiary of the Company, acquired 34,019 class B units, at $1 par value per unit, which represented 100% financial interest in an Investment Partnership, a Canada-based limited partnership. An affiliate of the Institutional Investor holds Class A Units of the Investment Partnership. The general partner of the Investment Partnership is also an affiliate of the Institutional Investor. The class B units are held by the Institutional Investor as agent for Universal Hemp. On September 28, 2020, the Company received gross proceeds of $33,000 (less transaction costs of approximately $959) from an affiliate of the Institutional Lender (the “Lender”) and used a portion of the proceeds of this loan to retire its short-term $11,000 convertible note and its short-term note aggregating approximately $18,000 in October 2020, with the remainder being used for working capital purposes. The Lender is controlled by the Institutional Lender. The Investment Partnership is the investor in the Lender.

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

Viridescent has committed $42,000 of the $140,000 drawn down under the Credit Facility, with third-party syndicated affiliates committing the additional $98,000. During the three and nine months ended September 30, 2023, the Company incurred interest expense attributable to Viridescent of $1,522 and $4,212, respectively. The loan is secured by first-lien mortgages on Acreage’s wholly owned real estate and other commercial security interests. A third-party syndicate served as Administrative Agent for the transaction.

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

Basic and diluted loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common shareholders of the Company	$(7,625)	$(22,214)	$(38,371)	$(44,837)
Weighted average shares outstanding - basic	114,171	111,200	113,181	108,795
Effect of dilutive securities	—	—	—	—
Weighted average shares - diluted	114,171	111,200	113,181	108,795
Net loss per share attributable to common shareholders of the Company - basic	$(0.07)	$(0.20)	$(0.34)	$(0.41)
Net loss per share attributable to common shareholders of the Company - diluted	$(0.07)	$(0.20)	$(0.34)	$(0.41)

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
During the nine months ended September 30, 2023, 5,817 Fixed warrants, 2,524 Floating warrants, 6,167 Fixed Share RSUs, 6,237 Floating Share RSUs, 5,462 Fixed Share stock options, 2,101 Floating Share stock options and 22,698 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive. During the nine months ended September 30, 2022, 5,817 Fixed warrants, 2,524 Floating warrants, 6,786 Fixed Share RSUs, 534 Floating Share RSUs, 7,337 Fixed Share stock options, 2,303 Floating Share stock options and 22,698 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive.
17.    SUBSEQUENT EVENTS
On October 31, 2023, Acreage, Canopy and Canopy USA entered into a fourth amendment to the Floating Share Arrangement Agreement (the “Floating Share Amendment”). Pursuant to the terms of the Floating Share Amendment, Acreage, Canopy and Canopy USA agreed to amend the Exercise Outside Date from October 31, 2023, to December 31, 2023.

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

This MD&A should be read in conjunction with the Company’s unaudited condensed consolidated financial statements for the three and nine month period ended September 30, 2023 and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q) and the 2022 Form 10-K. Financial information presented in this MD&A is presented in thousands of U.S. dollars, unless otherwise indicated.
Cautionary Statement Regarding Forward Looking-Statements
This Quarterly Report of the Company contains statements that include forward-looking information and are forward-looking statements within the meaning of applicable Canadian and United States securities legislation (“forward-looking statements”), including the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements, other than statements of historical fact, included herein are forward-looking statements, including, for greater certainty, statements regarding the proposed transactions with Canopy Growth Corporation (“Canopy Growth” or “Canopy”), including the anticipated benefits and likelihood of completion thereof.
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

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview—This section provides a general description of the Company’s businesses, its strategic objectives, as well as developments that occurred during the three and nine months ended September 30, 2023 and 2022 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2023 and 2022. This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three and nine months ended September 30, 2023 and 2022, as well as a discussion on the Company’s outstanding debt and commitments that existed as of September 30, 2023. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

Overview
Acreage Holdings, Inc. (“Acreage” or the “Company”), a vertically integrated, multi-state operator of cannabis licenses and assets in the U.S, was continued into the Province of British Columbia under the Business Corporations Act (British Columbia). Acreage Fixed Shares and Floating Shares (as such terms are defined at Note 13 of the unaudited condensed consolidated financial statements) are each listed on the Canadian Securities Exchange under the symbols “ACRG.A.U” and “ACRG.B.U”, respectively, and are quoted on the OTCQX® Best Market by OTC Markets Group under the symbols “ACRHF” and “ACRDF”, respectively and on the Open Market of the Frankfurt Stock Exchange under the symbols “0VZ1” and “0VZ2”, respectively. Acreage operates through its consolidated subsidiary High Street Capital Partners, LLC (“HSCP”), a Delaware limited liability company. HSCP, which does business as “Acreage Holdings”, was formed on April 29, 2014. The Company became an indirect parent of HSCP on November 14, 2018 in connection with a reverse takeover (“RTO”) transaction. The Company’s operations include (i) cultivating cannabis plants, (ii) manufacturing branded consumer products, (iii) distributing cannabis flower and manufactured products, and (iv) retailing high-quality, effective cannabis products to patients and consumers. The Company appeals to medical patients and adult-use customers through brand strategies intended to build trust and loyalty.

As of September 30, 2023, Acreage owned and operated a total of twenty-three dispensaries - four in New York, three in New Jersey, three in Connecticut, two in Massachusetts, two in Illinois, five in Ohio, and four in Maine. As of September 30, 2023, Acreage owned and operated a total of eight cultivation and processing facilities, one each in Illinois, Maine, New Jersey, New York, Ohio and Pennsylvania, respectively, and two in Massachusetts.
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

Highlights from the three and nine months ended September 30, 2023:
•The Company ended the quarter with a cash balance of $24,793, including $15,142 of cash and cash equivalents and $9,651 of restricted cash, respectively.
•The Company’s total consolidated revenue declined 8% and 5% as compared with the three and nine months ended September 30, 2022, respectively. After adjusting for acquisitions and divestitures, revenue for the three and nine months ended September 30, 2023 declined by 7% and 3%, respectively. On a sequential basis, revenue decreased by 3% for the three months ended September 30, 2023 as compared to the prior three months period ended June 30, 2023.
•Adjusted EBITDA for the three and nine months ended September 30, 2023 was $6.6 million and $24.0 million, respectively, compared to adjusted EBITDA of $8.8 million and $27.9 million, respectively during the same period in 2022. This marks eleven consecutive quarters of positive adjusted EBITDA. Refer to section “Non-GAAP Information” for a discussion of Adjusted EBITDA as a non-GAAP measure.

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
•On September 12, 2023 the Company finalized the sale of CWG Botanicals, Inc, completing our exit of the California market, which is consistent with its overall strategy to focus on its core states.

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
Results of Operations
The following table presents selected financial data derived from the unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2023 and 2022. The selected financial information set out below may not be indicative of the Company’s future performance.
Summary Results of Operations

			Better/(Worse)				Better/(Worse)
in thousands, except per share amounts	Three Months Ended September 30,		2023 vs. 2022		Nine Months Ended September 30,		2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Revenues, net	$56,502	$61,419	$(4,917)	(8)%	$170,580	$179,649	$(9,069)	(5)%
Net operating loss	(2,501)	(16,435)	13,934	85	(6,411)	(15,847)	9,436	60
Net loss attributable to Acreage	(7,625)	(22,214)	14,589	66	(38,371)	(44,837)	6,466	14
Basic and diluted loss per share attributable to Acreage	$(0.07)	$(0.20)	$0.13	65%	$(0.34)	$(0.41)	$0.07	17%
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

			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2023 vs. 2022		Nine Months Ended September 30,		2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Retail revenue, net	$43,857	$48,314	$(4,457)	(9)%	$130,651	$136,426	$(5,775)	(4)%
Wholesale revenue, net	12,645	12,810	(165)	(1)	39,845	42,342	(2,497)	(6)
Other revenue, net	—	295	(295)	n/m	84	881	(797)	(90)
Total revenues, net	$56,502	$61,419	$(4,917)	(8)%	$170,580	$179,649	$(9,069)	(5)%
Cost of goods sold, retail	(23,247)	(26,097)	2,850	11	(67,145)	(70,331)	3,186	5
Cost of goods sold, wholesale	(11,981)	(14,096)	2,115	15	(34,454)	(27,968)	(6,486)	(23)
Total cost of goods sold	$(35,228)	$(40,193)	$4,965	12%	$(101,599)	$(98,299)	$(3,300)	(3)%
Gross profit	$21,274	$21,226	$48	—%	$68,981	$81,350	$(12,369)	(15)%
Gross margin	38%	35%		3%	40%	45%		(5)%
n/m - Not Meaningful
Three months ended September 30, 2023 vs. 2022
Total revenues for the three months ended September 30, 2023 declined by $4,917, or 8%, compared to the three months ended September 30, 2022. The decline in total revenue was primarily due to continued competitive pressure across most of the Company’s markets and was somewhat offset by revenue growth in Connecticut after commencement of adult use sales.

Retail revenue for the three months ended September 30, 2023 declined by $4,457, or 9%, compared to the three months ended September 30, 2022. This decline was primarily driven by increased retail competition and pricing pressures in key markets and was partially offset by the commencement of adult use sales in Connecticut in January 2023.
.
Wholesale revenue for the three months ended September 30, 2023 decreased by $165, or 1%, compared to the three months ended September 30, 2022. The decline in wholesale revenue was primarily due to price compression and decreased wholesale demand in key markets, particularly in those markets where integrated operators put a greater focus on the sales of their own internally produced products.
Retail cost of goods sold decreased $2,850 or 11% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease was driven by lower volumes and cost efficiencies.

Wholesale cost of goods sold decreased $2,115, or 15%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The Company recognized $2,103 of wholesales inventory adjustments during the three months ended September 30, 2023 and $6,286 during the three months ended September 30, 2022, as a result of excess inventory in select markets and reducing the carrying value of wholesale inventory to reflect the lower of cost and net realizable value. Excluding these non-cash inventory adjustments, wholesale costs of goods sold for the three months ended September 30, 2023 increased $2,068 or 26% compared to 2022 due to increased volumes and product mix shifts.

Gross profit increased $48, for the three months ended September 30, 2023 to $21,274 from $21,226 in the three months ended September 30, 2022, gross margin increased to 38% of revenue in the three months ended September 30, 2022 from 35% of revenue for the three months ended September 30, 2022. Efficiencies gained from further economies of scale were unable to offset (i) overall selling price declines, (ii) cost increases due to inflation, (iii) volume declines relative to a portion of the expenditures that are fixed in nature and, (iv) the aforementioned wholesale non-cash inventory adjustments. Excluding these non-cash inventory adjustments, margin increased to 41%.

Nine months ended September 30, 2023 vs. 2022
Total revenues for the nine months ended September 30, 2023 decreased by $9,069, or 5%, compared to the nine months ended September 30, 2022. The decline in total revenue was, in part, due to a decrease of $2,111 related to the divestiture of the Company’s operations in Oregon, offset by an increase of $430 due to the acquisitions of a Maine dispensary in 2022. Excluding these acquisitions and divestitures, total revenue decreased by $7,387, or 4% for the nine months ended September 30, 2023, as compared to 2022. Continued competitive pressure across most of the Company’s markets was somewhat offset by revenue growth in both New Jersey and Connecticut after the commencement of adult use sales.
Retail revenue for the nine months ended September 30, 2023 decreased by $5,775, or 4%, compared to the nine months ended September 30, 2022. Excluding the impact of acquisitions and divestitures, retail revenue decreased by $4,094 or 3% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Revenue decreased due to increased retail competition and pricing pressures in key markets that was partially offset by the commencement of adult use sales in New Jersey in April 2022 and Connecticut in January 2023.

Wholesale revenue for the nine months ended September 30, 2023 decreased by $2,497, or 6%, compared to the nine months ended September 30, 2022. The decline in wholesale revenue was primarily due to price compression and decreased wholesale demand in select markets, particularly in those markets where integrated operators put a greater focus on the sales of their own internally produced products.
Retail cost of goods sold decreased $3,186, or 5%, for the nine months ended September 30, 2023 compared to the nine months ended 2022, which was generally consistent with the 4% decrease in retail revenue. Inflation-driven cost increases were generally offset by cost efficiencies.
Wholesale cost of goods sold increased $6,486, or 23%, for the nine months ended September 30, 2023 compared to the nine months ended 2022. The growth in wholesale cost of goods sold contrasted with an 6% decrease in wholesale revenue. Wholesale cost of goods sold increased due to $8,824 of non-cash inventory adjustments made during the nine months ended September 30, 2023 compared to $6,826 of non-cash inventory adjustments during the nine months ended September 30, 2022. Excluding these non-cash inventory adjustments, wholesale costs of goods sold increased $4,488 or 21%. Inflation driven cost increases and product mix shifts, which were greater than the cost reductions associated with lower volumes, drove the increase in wholesale cost of goods sold.

Gross profit decreased $12,369, or 15%, for the nine months ended September 30, 2023 to $68,981 from $81,350 in the nine months ended 2022, and Gross margin decreased from 45% of revenue for the nine months ended September 30, 2022 to 40% of revenue in 2023, or 5%, due to the factors discussed above. Efficiencies gained from further economies of scale were unable to offset (i) overall selling price declines, (ii) cost increases due to inflation, (iii) volume declines relative to a portion of the expenditures that are fixed in nature, and (iv) the aforementioned wholesale non-cash inventory adjustments. Excluding the non-cash inventory adjustments, margin improved slightly to 46%.
Revenue by geography
While the Company operates under one operating segment for the production and sale of cannabis products, the below revenue breakout by geography is included as management believes it provides relevant and useful information to investors.

Revenue by region			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2023 vs. 2022		Nine Months Ended September 30,		2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
New England	$18,186	$16,481	1,705	10%	50,845	49,293	1,552	3%
Mid-Atlantic	19,672	21,235	(1,563)	(7)%	61,047	56,125	4,922	9%
Midwest	18,575	23,096	(4,521)	(20)%	58,102	70,059	(11,957)	(17)%
West	69	607	(538)	(89)%	586	4,172	(3,586)	(86)%
Total revenues, net	$56,502	$61,419	(4,917)	(8)%	170,580	179,649	(9,069)	(5)%

Total operating expenses

Total operating expenses consist primarily of loss on impairments, compensation expense at our corporate offices as well as operating subsidiaries, professional fees, which includes, but is not limited to, legal and accounting services, depreciation and other general and administrative expenses.

Operating expenses			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2023 vs. 2022		Nine Months Ended September 30,		2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
General and administrative	$8,036	$9,727	$1,691	17%	$25,621	$27,036	$1,415	5%
Compensation expense	13,524	15,271	1,747	11	38,930	42,045	3,115	7
Equity-based compensation expense	745	3,156	2,411	76	2,423	8,970	6,547	73
Marketing	542	735	193	26	1,942	2,396	454	19
Impairments, net	—	506	506	n/m	—	2,973	2,973	n/m
Loss on notes receivable	—	7,219	7,219	n/m	—	7,219	7,219	n/m
Write down (recovery) of assets held-for-sale	—	—	—	n/m	3,557	874	(2,683)	(307)
Legal settlements (recoveries)	—	—	—	n/m	—	(335)	(335)	n/m
Depreciation and amortization	928	1,047	119	11	2,919	6,019	3,100	52
Total operating expenses	$23,775	$37,661	$13,886	37%	$75,392	$97,197	$21,805	22%

n/m - Not Meaningful
Three months ended September 30, 2023 vs. 2022
Total operating expenses for the three months ended September 30, 2023 were $23,775, a decrease of $13,886, or 37%, compared to the three months ended 2022. The primary drivers of the decrease in operating expenses were as follows:
•General and administrative expenses decreased $1,691 during the three months ended September 30, 2023 compared to 2022, primarily due to (i) decreases in professional fees as the Company has become less reliant on consultants as the organization has matured and (ii) decreases in both office expenses and other expenses, which was driven by measures put in place by management to reduce costs.
•Compensation expense decreased $1,747 during the three months ended September 30, 2023 as compared to 2022, primarily due to decreased human capital costs and employee benefits.
•Equity-based compensation expense decreased $2,411, or 76%, during the three months ended September 30, 2023 as compared to 2022, primarily due to staffing reductions and changes made to the Company’s long-term incentive compensation plans.
•Impairments, net expense decreased $506 during the three months ended September 30, 2023 as compared to 2022, primarily due to non-recurrence of the impairments from 2022.
•Loss on notes receivable expense decreased $7,219 during the three months ended September 30, 2023 as compared to 2022, primarily due to the prior year loss being a one-time determination that the payment for certain notes receivables was doubtful as of prior-year’s quarter-end.
•Depreciation and amortization expenses decreased by $119 during the three months ended September 30, 2023 compared to 2022, primarily due to the impairment of certain intangible assets in 2022.
Nine months ended September 30, 2023 vs. 2022
Total operating expenses for the nine months ended September 30, 2023 were $75,392, a decrease of $21,805, or 22%, compared to the nine months ended September 30, 2022. The primary drivers of the increase in operating expenses were as follows:
•Compensation expense decreased $3,115 during the nine months ended September 30, 2023 as compared to 2022, primarily due to the reversal of bonus provisions related to the prior year along with lower human capital costs and employee benefits.
•Equity-based compensation expense decreased $6,547, or 73%, during the nine months ended September 30, 2023 as compared to 2022, primarily due to the fully vesting, prior to the three months ended March 31, 2023 of certain historic equity-based compensation grants.
•There were no impairments in the nine months ended September 30, 2023. Impairments, net of $2,973 for the nine months ended September 30, 2022 was primarily driven by an impairment of $1,907 related to certain Michigan locations during the nine months ended September 30, 2022.
•Write down (recovery) of assets held-for-sale of $3,557 for the nine months ended September 30, 2023 related to the Company’s adult-use cannabis cultivation and processing operations in the state of California. The write downs of assets held-for-sale in the comparative period of 2022 relate to the Company’s Oregon operations which were disposed of in the year ended December 31, 2022.

•Depreciation and amortization expenses decreased by $3,100 during the nine months ended September 30, 2023 compared to 2022, primarily due to an acceleration of the amortization of certain intangible assets as a result of a reduction in the expected useful lives of such assets during the nine months ended September 30, 2023 and due to the impairment of certain intangible assets in the year ended December 31, 2022.

Total other income (loss)

Other income (loss)			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2023 vs. 2022		Nine Months Ended September 30,		2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Income from investments, net	$248	$17	$231	n/m	$228	$154	$74	48
Interest income from loans receivable	—	474	(474)	n/m	10	1,256	(1,246)	(99)%
Interest expense	(9,207)	(5,688)	(3,519)	(62)	(26,143)	(15,989)	(10,154)	(64)
Other income, net	10,021	4,743	5,278	111	9,823	5,019	4,804	96
Total other income (loss)	$1,062	$(454)	$1,516	n/m	$(16,082)	$(9,560)	$(6,522)	(68)%

n/m - Not Meaningful
Three months ended September 30, 2023 vs. 2022
Total other income (loss) for the three months ended September 30, 2023 was $1,062, an increase of $1,516 compared to the three months ended September 30, 2022. The primary drivers of the increase in total other income (loss) were as follows:
•Income from investments, net of $248 for the three months ended September 30, 2023 has increased $231 as compared to 2022 due to fair value adjustments to the investment in equity in other companies.
•Interest expense for the three months ended September 30, 2023 of $9,207, increased by $3,519 as a result of the Company having a larger debt balance as compared to 2022 and due to an increased interest rate on a substantial portion of the Company’s debt.
•Other income, net for the three months ended September 30, 2023 of $10,021, increased by $5,278 as compared to 2022, which was primarily due to income provided from Employee Retention Tax Credits.

Nine months ended September 30, 2023 vs. 2022
Total other income (loss) for the nine months ended September 30, 2023 was $16,082, an increase of $6,522 compared to the nine months ended September 30, 2022. The primary drivers of the increase in Total other loss were as follows:
•Interest income from loans receivable of $10 for the nine months ended September 30, 2023 has decreased $1,246 as compared to 2022 due to a reduction in loans receivable outstanding during the comparative period.
•Interest expense for the nine months ended September 30, 2023 of $26,143 increased by $10,154 as a result of the Company having a larger debt balance as compared to 2022 and due to an increased interest rate on a substantial portion of the Company’s debt.
•Other income, net for the nine months ended September 30, 2023 of $9,823, increased by $4,804 as compared to 2022, which was primarily due to income provided from Employee Retention Tax Credits.

Net loss

Net loss			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2023 vs. 2022		Nine Months Ended September 30,		2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Net loss	$(7,859)	$(24,998)	$17,139	69%	$(42,256)	$(49,512)	$7,256	15%
Less: net loss attributable to non-controlling interests	(234)	(2,784)	2,550	92	(3,885)	(4,675)	790	17%
Net loss attributable to Acreage Holdings, Inc.	$(7,625)	$(22,214)	$14,589	66%	$(38,371)	$(44,837)	$6,466	14%
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

Adjusted EBITDA			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2023 vs. 2022		Nine Months Ended September 30,		2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%
Net loss (U.S. GAAP)	$(7,859)	$(24,998)			$(42,256)	$(49,512)
Income tax expense	6,420	8,109			19,763	24,105
Interest expense, net	9,207	5,214			26,133	14,733
Depreciation and amortization(1)	2,427	2,583			8,976	9,930
EBITDA (non-GAAP)	$10,195	$(9,092)	$19,287	212%	$12,616	$(744)	$13,360	1,796%
Adjusting items:
Income from investments, net	(248)	(17)			(228)	(154)
Impairments, net	—	506			—	2,596
Non-cash inventory adjustments	2,103	6,286			8,824	6,286
Loss on extraordinary events(2)	—	—			1,692	376
Loss on notes receivable	—	7,219			—	7,219
Write down (recovery) of assets held-for-sale	—	—			3,557	874
Legal settlements, net	—	—			—	(335)
Gain on business divestiture	(47)	(3,200)			(47)	(3,496)
Equity-based compensation expense	745	3,156			2,423	8,970
Other non-recurring income and expenses(3)	(6,174)	3,989			(4,835)	6,267
Adjusted EBITDA (non-GAAP)	$6,574	$8,847	$(2,273)	(26)%	$24,002	$27,859	$(3,857)	(14)%
(1) Depreciation and amortization for the three and nine months ended September 30, 2023 and 2022 contains depreciation and amortization included in cost of goods sold.
(2) Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence.
(3) Other non-recurring income and expenses relates to certain compensation, general and administrative, and other miscellaneous income and expenses. The Company excludes these items as they are not expected to recur.

The increases in adjusted EBITDA are driven by the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and uses of cash (all amounts in thousands, except per share amounts)
The Company’s primary uses of capital include operating expenses, income taxes, capital expenditures and the servicing of outstanding debt. The Company’s primary sources of capital include funds generated by cannabis sales as well as financing activities. Through September 30, 2023, the Company had primarily used private financing as a source of liquidity for short-term working capital needs and general corporate purposes.
As of September 30, 2023, the Company had cash of $24,793, including $15,142 of cash and cash equivalents and $9,651 of restricted cash, respectively, on the Unaudited Condensed Consolidated Statements of Financial Position. The Company’s ability to fund its operations, capital expenditures, acquisitions, and other obligations depends on its future operating performance and ability to obtain financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond the Company’s control.
The Company’s future contractual obligations include the following:
Leases
As of September 30, 2023, the Company had future operating lease obligations and future finance lease obligations of $30,961 and $15,763, respectively, with $1,085 and $228 payable within the next three months, respectively. The Company leases land, buildings, equipment and other capital assets which it plans to use for corporate purposes in addition to the production and sale of cannabis products. Leases with an initial term of 12 months or less are not recorded on the Unaudited Condensed Consolidated Statements of Financial Position and are expensed in the Unaudited Condensed Consolidated Statements of Operations on the straight-line basis over the lease term. The Company does not have any material variable lease payments, and accounts for non-lease components separately from leases. Refer to Note 8 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
Debt
As of September 30, 2023, the Company had outstanding debt with varying maturities for an aggregate principal amount of $234,738 (net of $13,488 of unamortized discounts and debt issuance costs), with $2,432 payable within the remaining three months. The Company has related future interest payments of $67,457, with $6,184 payable within the remaining three months. In April 2023, the Company reached an agreement with its lenders that would allow it to draw a further $15,000 under its current credit agreement, but such funds would be restricted for use to only eligible capital expenditures. As part of this agreement, the Company agreed to not draw additional funds under the Credit Agreement. Refer to Notes 10 and 17 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
The Company expects that its Cash and cash equivalents of $15,142 as of September 30, 2023, will be adequate to support the future obligations discussed above as well as the capital needs of the existing operations and expansion plans over the next twelve months.
Going Concern
As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit as of September 30, 2023, as well as a net loss and negative cash flow from operating activities for the nine months ended September 30, 2023. Additionally, subsequent to quarter end the Company was temporarily in default of the Universal Hemp 6.1% Loan. Refer to Note 10 for further discussion. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements.
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

Cash flows
Cash and cash equivalents and restricted cash were $24,793 as of September 30, 2023, which represents a net increase of $726 for the nine months ended September 30, 2023 as compared to 2022. The following table details the change in cash, cash equivalents, restricted cash and cash related to assets held for sale for the nine months ended September 30, 2023 and 2022.

Cash flows			Better/(Worse)
in thousands	Nine Months Ended September 30,		2023 vs. 2022
	2023	2022	$	%
Net cash used in operating activities	$(18,729)	$(30,473)	$11,744	39%
Net cash used in investing activities	(2,206)	(5,328)	3,122	59
Net cash provided by financing activities	21,661	17,871	3,790	21
Net increase (decrease) in cash, cash equivalents, restricted cash, and cash held for sale	$726	$(17,930)	$18,656	n/m

n/m - Not Meaningful
Net cash used in operating activities
During the nine months ended September 30, 2023, the Company used $18,729 of net cash in operating activities compared to $30,473 of net cash provided through operating activities in the same period for 2022, which represented an improvment of $11,744, or 39%, when compared with 2022. The Company’s reported net loss decreased by $7,256 during the nine months ended September 30, 2023 when compared to the same period of 2022.
Net cash used in investing activities
During the nine months ended September 30, 2023, the Company used $2,206 of net cash through investing activities compared to $5,328 of net cash used in investing activities in the same period for 2022, which represented an improvement of $3,122. Net cash used in investing activities for the nine months ended September 30, 2023 included $5,345 on the purchase of capital assets and intangibles which was partially offset by collection of notes receivable of $2,150.
Net cash provided by financing activities
During the nine months ended September 30, 2023, the Company had $21,661 of net cash provided through financing activities compared to $17,871 of net cash provided through financing activities in the same period for 2022, which represented an improvement of $3,790. Net cash used in financing activities for the nine months ended September 30, 2023 included $913 of debt repayments.

Capital Resources
Capital structure and debt
Our debt outstanding as of September 30, 2023 and December 31, 2022 is as follows:

Debt balances	September 30, 2023	December 31, 2022
Financing liability (failed sale-leaseback)	$15,253	$15,253
Finance lease liabilities	5,958	5,306
7.50% Loan due April 2026	31,682	31,288
6.10% Secured debenture due September 2030	46,841	46,502
Note due December 2024	2,375	3,167
Prime rate credit facilities due January 2026, as amended	130,989	113,564
Note backed by ERTC	1,640	—
Total debt	$234,738	$215,080
Less: current portion of debt	3,336	1,584
Total long-term debt	$231,402	$213,496
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

Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of September 30, 2023, for which no liabilities are recorded on the Unaudited Condensed Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of September 30, 2023, such amounts were not material.
Contingencies
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of September 30, 2023, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
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

As of September 30, 2023 there have been no material changes to our critical accounting policies and estimates from those previously disclosed in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk (presented in thousands, except share amounts).
The Company has exposure to certain risks, including market, credit, liquidity, asset forfeiture, banking and interest rate risk, and assesses the impact and likelihood of those risks. However, there have been no material changes in our market risk during the three and nine months ended September 30, 2023. For additional information, refer to our 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ending September 30, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s principal executive officer and principal financial officer concluding that a material weakness in the Company’s internal controls over financial reporting remained present as of September 30, 2023. Specifically, as a result of turnover and the availability of resources with the appropriate level of technical capabilities (including the impacts on staffing and recruiting and the general global labor shortage brought about by the global COVID-19 pandemic), the Company did not have effective staffing levels and adequate segregation of duties within several finance and accounting processes. Further, and as a result of this material weakness, the Company’s financial disclosures for the quarterly period ending June 30, 2021 incorrectly disclosed certain debt that was due 11 months after the balance sheet date as long-term rather than as current liabilities. Additionally, and as a result of this material weakness, the Company’s financial disclosures for the quarterly and annual periods ended June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, and September 30, 2021 incorrectly reported the weighted average shares outstanding which resulted in an incorrect determination of earnings per share and diluted earnings per share. Finally, for the year ended December 31, 2022, the Company did not have adequate processes or sufficient resources to adequately assess the impairment of goodwill and intangible assets and cutoff over inventory.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of 2023, we implemented a new Enterprise Resource Planning (“ERP”) system. As a result of this implementation, we revised existing internal controls, processes and procedures where necessary.

Other than the changes discussed above in connection with our implementation of a new ERP system and remediation plan relating to our material weakness, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
For information on legal proceedings, refer to Note 13 to the Unaudited Condensed Consolidated Financial Statements included this report.
Item 1A. Risk Factors.
There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
10.1	Third Amendment to Arrangement Agreement, dated August 31, 2023, by and among Acreage Holdings, Inc., Canopy Growth Corporation and Canopy USA, LLC	8-K	000-56021	10.1	9/6/2023
10.2	Fourth Amendment to Arrangement Agreement, dated October 31, 2023, by and among Acreage Holdings, Inc., Canopy Growth Corporation and Canopy USA, LLC	8-K	000-56021	10.1	11/3/2023
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Extensible Business Reporting Language):): (i) Consolidated Statements of Financial Position as of September 30, 2023 (unaudited) and December 31, 2022 (audited), (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and September 30, 2022, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and September 30, 2022, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2023 and September 30, 2022 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
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
Date: November 14, 2023

Acreage Holdings, Inc.

By:	/s/ Carl Nesbitt
Carl Nesbitt
Chief Financial Officer (Principal Financial and Accounting Officer)