Form 10-K
period 2023-12-31
Acreage Holdings, Inc.
filed 2024-04-30
CIK 1762359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2023, based on the closing price of $0.17 and $0.16 for the registrant’s Class E subordinate voting shares (“Fixed Shares”) and Class D subordinate voting shares (“Floating Shares”), respectively, as reported by the Canadian Securities Exchange, was approximately $18.0 million in aggregate. Fixed and Floating Shares beneficially owned by each executive officer, director, and holder of more than 10% of our Fixed and Floating Shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant has three classes of issued and outstanding shares: the Fixed Shares, the Floating Shares and the Class F multiple voting shares (the “Fixed Multiple Shares”). The Fixed Shares and Floating Shares each entitle the holders to notice of and to attend at any meeting of the shareholders of the registrant, except a meeting of which only holders of another particular class or series of shares of the registrant have the right to vote. Each Fixed Share is entitled to one vote per Fixed Share, each Floating Share is entitled to one vote per Floating Share and each Fixed Multiple Share is entitled to 4,300 votes per Fixed Multiple Share on all matters upon which the holders of shares are entitled to vote. As of April 22, 2024, there were 80,824,907 Fixed shares, 36,030,165 Floating Shares, and 117,600 Fixed Multiple Shares, in each case, issued and outstanding.

TABLE OF CONTENTS
Acreage Holdings, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2023

Cautionary Statement Regarding Forward Looking-Statements

This Annual Report of Acreage Holdings, Inc. (“Acreage” or the “Company”) contains statements that include forward-looking information and are forward-looking statements within the meaning of applicable Canadian and United States securities legislation (“forward-looking statements”), including the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements, other than statements of historical fact, included herein are forward-looking statements, including, for greater certainty, the statements regarding the proposed transaction with Canopy Growth Corporation (“Canopy Growth” or “Canopy”), including the anticipated benefits and likelihood of completion thereof.

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
•our ability to continue as a going concern;
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
•the receipt of shareholder approval at Canopy’s upcoming special meeting of shareholders;
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
•in the event that the Floating Share Arrangement is not completed, but the acquisition by Canopy of the Fixed Shares (the “Acquisition”) is completed pursuant to the arrangement agreement between Canopy and Acreage (the “Existing Arrangement Agreement”) dated April 18, 2019, as amended and Canopy becomes the majority shareholder in Acreage, the likelihood that the Floating Shareholders will have little or no influence on the conduct of Acreage’s business and affairs;
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

PART 1
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

High Street is a Delaware limited liability company (an “LLC”), rather than a corporation. Unlike a corporation, generally all profits and losses of the business carried on by an LLC “pass through” to each member of the LLC. LLC members report their respective shares of such profits and losses on their U.S. federal tax returns. Membership equity interests in High Street are represented by units.

Since 2018, we have been, and continue to be, committed to providing access to cannabis’ beneficial properties by creating high quality products and consumer experiences.

Strategy

As of the date of this Annual Report on Form 10-K, Acreage owns and operates cannabis businesses in eight states. Through its subsidiaries, Acreage is engaged in the manufacture, processing, sale or distribution of cannabis in the adult-use or medical cannabis marketplace in Connecticut, Illinois, Maine, Massachusetts, New Jersey, New York, Ohio and Pennsylvania.

Since 2023 and onwards, the Company has modified its strategic objectives in response to Company and industry developments, to focus on three key imperatives:

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
Prepare for Canopy USA: During the fourth quarter of 2022, the Company entered into a new strategic arrangement with Canopy Growth that would allow Canopy Growth to acquire 100% of Acreage by (i) waiving its existing Floating Share option and entering into a new Floating Share arrangement agreement; and (ii) committing to exercise its Fixed Share option, all subject to required approvals and terms of the related agreements. Throughout 2023, the Company has fulfilled its necessary conditions to prepare for the eventual closing of these transactions, including holding of a special meeting of shareholders to approve the Floating Share arrangement agreement on March 15, 2023 (the “Special Meeting”), at which shareholder approval was obtained. The transaction continues to progress and Canopy recently scheduled a special meeting of its shareholders for

April 12, 2024 to approve the Canopy Capital Reorganization in order to facilitate the eventual completion of the Floating Share Arrangement and Acquisition

Highlights for the fiscal year ended December 31, 2023:
•The Company ended the year with a cash balance of $17,615, including $13,631 of cash and cash equivalents and $3,984 of restricted cash, respectively.
•Adjusted EBITDA for the fiscal year ended December 31, 2023 was $28.3 million, compared to adjusted EBITDA of $34.8 million, respectively during the same period in 2022. This marks twelve consecutive quarters of positive adjusted EBITDA. Refer to section “Non-GAAP Information” for a discussion of Adjusted EBITDA as a non-GAAP measure.
•On January 2, 2023, the Company converted a management services agreements (“MSA”) with a third party in Maine to 100% ownership by the Company taking over the cultivation, manufacturing and processing activities and acquiring cultivation, processing and retail operations in Maine from this third party.
•On January 10, 2023, the Company was part of an inaugural group of adult-use retail operators to commence sales in Connecticut at The Botanist store in Montville.
•On January 31, 2023, the Company launched “Fast-Acting Gummies” or “TiME Gummies” under its flagship brand The Botanist in Illinois, Maine, Massachusetts, and Ohio.
•The Floating Share Arrangement was approved at the Special Meeting. Refer to Note 13 of the consolidated financial statements for further discussion.
•On April 11, 2023, the Company sold, for total proceeds of $12,113, the rights to receive certain Employee Retention Tax Credits (“ERTC”) with an aggregate receivable value of $14,251.
•On April 28, 2023, the Company reached an agreement with the lenders under its Credit Agreement that would allow it to draw a further $15,000 under its current Credit Agreement, but such funds would be maintained in a segregated account until dispersed and be restricted for only eligible capital expenditures. As part of this agreement, the Company agreed to limit the total borrowing under the Credit Agreement to $140,000.
•On May 4, 2023, our Danbury, CT facility went from medical-only to a hybrid facility allowing us to expand our adult-use operations in Connecticut.
•On September 12, 2023, the Company finalized the sale of CWG Botanicals, Inc, completing our exit of the California market, which is consistent with its overall strategy to focus on its core states.
•On November 7, 2023, Ohio passed a ballot measure legalizing recreational marijuana in the state, presenting an opportunity to expand current operations in the state.
•On December 7, 2023, the Company completed the infrastructure expansion of its Egg Harbor, NJ facility which included a new kitchen and a hydrocarbon extraction lab.
•On December 14, 2023, Pennsylvania passed a bill allowing all licensed medical marijuana grower-processors operating in the state to sell their cannabis products directly to patients as retailers.
•On December 22, 2023 the Company expanded its offering of the Botanist THC-Infused gummies to New York.
•NYCANNA, a subsidiary of the Company, received regulatory approval from the New York Cannabis Control Board to transition to adult-use operations and enter the adult-use market.
•The Company also continues to be recognized by its peers and the industry for our excellent products through 2023. Our whole flower products received a 1st and 3rd place award from NECANN and High Times, respectively. As well our line of Superflux products continue to receive acclaim with five Top 3 finishes in 2023, including a 1st place finish for our Johnny Apple Seed Live Budder Concentrate at the High Time Cannabis Cup.

Operational Footprint as of December 31, 2023

We have cultivating, processing & manufacturing, wholesaling, and retailing and/or distributing operations in seven states.

We own and operate 8 cultivation/manufacturing or processing facilities in seven states. Manufacturing and processing facilities are generally co-located with cultivation facilities. As of December 31, 2023, Acreage has 136,548 square feet of canopy for cannabis cultivation. Further, we own 23 operational dispensaries in seven states.

Cultivation

We have made it our mission to cultivate the highest quality cannabis. Our commitment to quality is exemplified by Illinois where Acreage is one of the only three cultivators that produce flower that does not need remediation.
Our definition of quality includes being consistent, reliable, and replicable across all product types. Consistently growing high-quality cannabis is one of the most important aspects of our business. We therefore currently grow all our cannabis in indoor and greenhouse facilities, which allows to grow under ideal climate controls and without the use of pesticides. We apply our cultivation expertise to every step of the process that we constantly refine and improve upon, to ensure the plants from our curated, ever-expanding genetic library are nurtured to their full potential.
Processing & Manufacturing

In most states, to best deliver on our commitment to producing the finest cannabis products, we are vertically-integrated and operate state-of-the-art processing and manufacturing centers, co-located with our cultivation facilities, transforming the high-quality cannabis flower we grow into various high-quality form factors for consumer and patient consumption, including pre-rolls (infused and non-infused), concentrated extracts for use in edibles, vapes, and beverages. Our manufacturing and processing facilities are capital intensive, and we may enter into sale and leaseback transactions with a real estate investment trust to finance buildouts of our facilities, when such transactions are advantageous to us and our shareholders.
With our deep technical cannabis expertise supported with an in-house data analytics team, Acreage has an agile product development workflow to continuously produce, test and launch new products. Data-driven decision making informs which products to scale in which markets across our footprint, acknowledging the diversity of markets in the United States. Acreage brands all hold the same consumer promise: that we will deliver the best possible cannabis products across all price points.
Depending on the state, these manufacturing and processing facilities primarily produce our award-winning “House of Brands” products under brand names such as The Botanist, Prime and Superflux.
Wholesale

We aspire to be the best and most trusted organization in cannabis. as considered by our consumers and retail partners in all communities. To deliver on our mission, Acreage is building a repeatable growth model centered on its House of Brands. We are expanding distribution of our brands via selling our flower and branded products at wholesale in states with cultivation and processing operations and where allowable by law. We sell branded products to hundreds of licensed cannabis dispensaries in seven states. We view wholesale operations as a crucial revenue channel strategy to grow both cash flow generation and distribution of our developed brands for long-term brand building success. We believe our focused footprint affords us a competitive advantage to building long-term brand equity.
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
Our flagship The Botanist retail concept brings a unique, consistent and scalable retail design and customer experience to cannabis that appeals to a wide range of adult-use and medicinal cannabis customers nationwide.The Botanist looks to deliver a level of education, sense of community, and welcoming experience lacking in most cannabis dispensaries. The staff is highly trained and knowledgeable to help provide insight and guidance to customers and patients as they explore the far- reaching benefits of cannabis.
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

Operations Summary Chart By Entity as of December 31, 2023

State	Entity	Adult-Use / Medicinal	Dispensary Licenses	Cultivation / Processing / Distribution Licenses	Operational Dispensaries	Operational Cultivation / Processing Facilities
Connecticut	D&B Wellness, LLC	Adult-Use / Medicinal	1	—	1	—
	Prime Wellness of Connecticut, LLC	Adult-Use / Medicinal	1	—	1	—
	Thames Valley Relief, LLC	Adult-Use / Medicinal	1	—	1	—
Illinois [1]	In Grown Farms LLC 2	Adult-Use / Medicinal	—	1	—	1
	NCC LLC	Adult-Use / Medicinal	2	—	2	—
Maine	NPG, LLC [2]	Adult-Use	4	1	4	1
Massachusetts [3]	The Botanist, Inc.	Adult-Use / Medicinal	2	2	2	2
New Jersey	Acreage CCF New Jersey, LLC	Adult-Use / Medicinal	3	1	3	1
New York	NYCANNA, LLC	Medicinal	4	1	4	1
Ohio	Greenleaf Apothecaries, LLC	Medicinal	5	—	5	—
	Greenleaf Therapeutics, LLC [4]	Medicinal	—	1	—	1
	Greenleaf Gardens, LLC [4]	Medicinal	—	1	—	1
Pennsylvania	Prime Wellness of Pennsylvania, LLC	Medicinal	—	1	—	1
7		Total	23	9	23	9

1.In Grown Farms LLC 2 owns an Adult-Use/Medicinal cultivation and processing license and owns an Industrial HEMP processing license.
2.In January 2023, NPG, LLC merged with Northeast Patients Group, a medicinal operator with whom the Company had a management services agreement. The Company allowed the medicinal license to lapse.
3.Of the two cultivation/processing/distribution licenses held in Massachusetts, one is a marijuana product manufacturer license used for the production of edibles and the other is a cultivation and product manufacturing license.
4.Greenleaf Therapeutics, LLC and Greenleaf Gardens, LLC operate out of the same facility in Middlefield, Ohio.

The above-noted licenses have been entered into in the ordinary course of business. The Company is not substantially dependent on any one such license and, as such, does not consider such licenses as material contracts.
Marketing and Brand Development

Acreage employs full-time, in-house marketing, retail, and product development functions. These functions engage in a range of brand-building activities and strategies, including market research, consumer insights research, new brand development, product innovation, copy and content production, design, packaging, retail operations and sales, to support business performance and growth at the local and national levels.

Acreage employs a focused ‘House of Brands’ approach to target specific consumer needs. Our brand development strategy includes in-house organic development where we see opportunities to add value. Acreage sells its developed, acquired, and licensed branded products in seven states.

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

Prime Wellness’s high-quality products are distributed in nearly all of Pennsylvania’s medical dispensaries, one of the largest medical cannabis markets in the country.

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

Due to the U.S. federal prohibition on cannabis, Acreage must source cannabis within each individual state in which it operates. While there are opportunities for centralized sourcing of some packaging materials, given each state’s unique regulatory requirements, multi-state operators do not currently have access to nationwide production solutions and cannot ship any products containing cannabis across state lines.

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

If a product is being marketed as a drug, claiming that the product is intended to have a therapeutic effect such as diagnosing, curing, mitigating or treating a disease, then such product is regulated as a drug, and it generally cannot be sold without FDA approval.

We intend to comply in all material respects with all applicable governmental laws and regulations in the states in which we operate (including the applicable licensing requirements), with the exception of the U.S. federal prohibition of cannabis.

Seasonality

In certain regions, the cannabis industry can be subject to seasonality in some states that allow outdoor grow. Because outdoor grown plants are typically harvested in the late summer or early fall, there can be some deceleration in retail and wholesale sales trends during these months as these private supplies are consumed.

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

Human Capital

As of April 15, 2024, we had approximately 888 employees, 800 of whom were in field operations and 88 of whom were in corporate administration and management. We offer our employees opportunities to grow and develop their careers and provide them with a wide array of company paid benefits and compensation packages which we believe are competitive relative to our peers in the industry.

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

Pursuant to the Amended Plan of Arrangement, Canopy Growth (i) was granted the option to acquire all of the issued and outstanding Fixed Shares (following the mandatory conversion of the Fixed Multiple Shares into Fixed Shares) on the basis of 0.03048 (the “Fixed Exchange Ratio”) (after giving effect to the Canopy Consolidation (as defined below)) of a Canopy Share for each Fixed Share held at the time of the acquisition of the Fixed Shares (the “Acquisition” or “Acquisition Time”), subject to adjustment in accordance with the terms of the Amended Plan of Arrangement (the “Canopy Call Option”), which Canopy Growth is required to exercise upon the occurrence, or waiver (at the discretion of Canopy Growth), of a change in federal laws in the United States to permit the general cultivation, distribution and possession of marijuana (as defined in the relevant legislation) or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event” and the date on which the Triggering Event occurs, the “Triggering Event Date”)., The Acquisition of the Fixed Shares upon exercise of the Canopy Call Option is subject to the satisfaction or waiver of the Acquisition Closing Conditions; and (ii) obtained the right (but not the obligation) (the “Floating Call Option”), exercisable for a period of 30 days following the Triggering Event Date to acquire all of the issued and outstanding Floating Shares for consideration of cash or Canopy Growth Shares or a combination thereof, in Canopy Growth’s sole discretion. If paid in cash, the price per Floating Share was to be equal to the volume-weighted average trading price of the Floating Shares on the CSE (or other recognized stock exchange on which the Floating Shares are primarily traded as determined by volume) for the 30 trading day period prior to the exercise (or deemed exercise) of the Canopy Call Option, subject to a minimum amount of $6.41 (the “Floating Cash Consideration”). If paid in Canopy Growth Shares, each Floating Share was to be exchanged for a number of Canopy Shares equal to (i) the volume-weighted average trading price of the Floating Shares on the CSE (or other recognized stock exchange on which the Floating Shares are primarily traded as determined by volume) for the 30 trading day period prior to the exercise (or deemed exercise) of the Canopy Call Option, subject to a minimum amount of $6.41, divided by (ii) the volume-weighted average trading price (expressed in US$) of the Canopy Shares on the New York Stock Exchange (the “NYSE”) (or such other recognized stock exchange on which the Canopy Shares are primarily traded if not then traded on the NYSE) for the 30 trading day period immediately prior to the exercise (or deemed exercise) of the Canopy Call Option (the “Floating Ratio”). Pursuant to the Existing Agreement, Acreage agreed to submit an Approved Business Plan to Canopy Growth which contains annual revenue and earnings targets for each of Acreage’s fiscal years ending on December 31, 2020 to December 31, 2029 (the “Initial Business Plan”). A number of factors may cause Acreage to fail to meet the Pro-Forma Net Revenue Targets or the Consolidated Adj. EBITDA Targets set forth in the Initial Business Plan. See “Risk Factors”. In the event that Acreage has not satisfied: (i) 90% of the Pro-Forma Net Revenue Target or the Consolidated Adj. EBITDA Target set forth in the Initial Business Plan, measured on a quarterly basis, an Interim Failure to Perform will occur and certain Austerity Measures shall become applicable. For the year ended December 31, 2023, the Company did not exceed the 90% threshold for both the Pro-Forma Net Revenue Target and the Consolidated Adj. EBITDA Target set forth in the Initial Business Plan. Therefore, Canopy Growth could, but has not, required the Company to implement austerity measures (as defined in the Existing Arrangement Agreement) by providing such notice to the Company.

Floating Share Agreement

The Existing Arrangement Agreement contains certain covenants, rights and restrictions in favor of Canopy, which include, among others, the right to nominate a majority of the board of directors of Acreage (the “Acreage Board”), consent rights on Acreage director and officer appointments, preemptive rights, top-up rights, certain audit and inspection rights and restrictions on certain activities, including, but, not limited to, dividend payments, M&A activity, acquisitions, divestitures, debt incurrence, securities issuances and capital raising, in each case without obtaining Canopy’s consent. Acreage is restricted in its pursuit of strategic and other business opportunities under the Existing Arrangement Agreement without obtaining Canopy’s consent. These restrictions, coupled with timing uncertainty with which U.S. federal cannabis legislative initiatives will proceed, impeded both Acreage’s and Canopy’s opportunities in the world’s largest cannabis market. Additionally, the price of the Acreage Shares had the potential to become a barrier to future Acreage capital-raising initiatives over the term of the Existing Arrangement Agreement particularly in light of the various restrictions contained therein.

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

As a result of discussions held among representatives of Canopy, the Acreage Board and a special committee of the Acreage Board formed of independent directors to oversee such negotiations (the “Special Committee”), on October 24, 2022, the Company entered into an arrangement agreement (the “Floating Share Agreement”) with Canopy Growth and Canopy USA, LLC (“Canopy USA”), Canopy Growth’s newly-created U.S. domiciled holding company, pursuant to which, subject to approval of the holders of the Floating Shares and the terms and conditions of the Floating Share Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares by way of court-approved plan of arrangement (the “Floating Share Arrangement”) for consideration of 0.04500 of a Canopy Share for each Floating Share (after giving effect to the Canopy Consolidation) (the resulting shares, the “Consideration Shares”).At the Special Meeting, the holders of Floating Shares approved the Floating Share Arrangement.

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

Completion of the Floating Share Agreement is subject to the satisfaction or waiver of certain closing conditions, including receipt of applicable regulatory and court approvals. At the Special Meeting, the Company received the approval of more than (i) 66⅔% of the votes cast by Floating Shareholders, and (ii) a majority of the votes cast by Floating Shareholders excluding the votes cast by “interested parties” and “related parties” under Multilateral Instrument 61-101 - Protection of Minority Security Holders in Special Transactions (“MI 61-101”) of the Canadian Securities Administrators, at the Special Meeting.

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

On December 15, 2023, Canopy Growth effected a 1-for-10 share consolidation (the “Canopy Consolidation”), which triggered an Exchange Ratio Adjustment Event. As a result, upon the closing of the Amended Plan of Arrangement and the Floating Share Arrangement, Canopy shall acquire each Fixed Share for 0.03048 of a Canopy Share and each Floating Share for 0.04500 of a Canopy Share.

During the fiscal year ended December 31, 2023, Canopy, Canopy USA and the Company entered into five amendments to the Floating Share Agreement, each time extending the Exercise Outside Date (as defined in the Floating Share Agreement) from the original date of March 31, 2023 to the current Exercise Outside Date of March 31, 2024. After the expiration of the Exercise Outside Date, the Company has the right but not the obligation to terminate the Floating Share Agreement.

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

Information about Our Executive Officers

The following are the Executive Officers of our Company (as of the date of this filing):

Dennis Curran, Chief Executive Officer and Chairman (age 59): Dennis Curran was promoted to Chief Executive Officer on July 1, 2023 after joining Acreage in March 2022 as the Chief Operating Officer. Mr. Curran has also served as the Chairman of the Board of Directors since August 2023. Mr. Curran brings over 35 years of leadership experience in multiple product categories, sales, trade channels, distributor management, marketing, and business maturity in both domestic and international markets. Before joining Acreage, he was the Chief Customer Officer at GSK Consumer Healthcare and was responsible for delivering sales, profitability, and innovation for the United States, the business’ largest market. Prior to GSK, Mr. Curran had a career spanning 29 years with Procter and Gamble (P&G) in both the US and Europe working with some of the world’s leading consumer brands. His last role at P&G was Regional Manager and President for P&G’s North American Prestige business. Mr. Curran was responsible for overseeing sales, marketing, operations, and communications for various prestige brands with a portfolio worth roughly $550 million.

Philip Himmelstein, Interim Chief Financial Officer (age 42): Philip Himmelstein was promoted to Chief Financial Officer on
January 1, 2024 after serving as Vice President of Financial Planning & Analysis. Mr. Himmelstein joined Acreage with 17 years of experience in health care and financial services before joining the cannabis industry. Philip joined Acreage in September 2020 as the Director of Financial Planning & Analysis (FP&A). Philip built a team of results-oriented finance business partners before being promoted to Vice President – FP&A in January 2022. In this role, Philip focused on enterprise-wide projects such as strategic planning, corporate development, and cost rationalization. Prior to joining Acreage, Philip was a Vice President of FP&A at Blackrock, where he supported the Latin America sales team. Philip has a Master of Business Administration from New York University and a Bachelor’s degree from the University of Texas at Austin.

Corey Sheahan, Executive Vice President, General Counsel, Secretary and Director (age 38): Corey Sheahan rejoined Acreage Holdings, Inc. in April 2022 as Executive Vice President, General Counsel and Secretary. Mr. Sheahan has served on the Board of Directors since August 2023. Prior to rejoining the Company, Mr. Sheahan was Executive Vice President – Legal of Ascend Wellness Holdings, Inc., a multi-state operator in the cannabis industry, from September 2020 to March 2022. Before that, he was Corporate Counsel at Acreage from July 2018 to June 2019 and later Deputy General Counsel from June 2019 to September 2020. Before joining Acreage in July 2018, he was an associate in Foley & Lardner LLP’s Corporate practice group, where he focused on advising public companies on securities laws, corporate governance and public and private financing transactions, and public and private companies on mergers and acquisitions and other commercial transactions. Mr. Sheahan graduated from the University of Wisconsin-Madison in 2008 with a Bachelor of Arts in Economics and History. He also holds a Juris Doctor degree from Duke University School of Law.

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

United States Federal Overview

The United States federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811) (the “CSA”) which schedules controlled substances, including cannabis, based on their approved medical use and potential for abuse. Cannabis is classified as a Schedule I controlled substance. The U.S. Department of Justice (the “DOJ”) defines Schedule I drugs, substances or chemicals as “drugs with no currently accepted medical use and a high potential for abuse.” The United States Food and Drug Administration (the “FDA”) has not approved cannabis as a safe and effective drug for any condition. The FDA has approved a new drug application for Epidiolex, which contains CBD, a component of cannabis, for certain rare epilepsy indications. As noted above, the FDA’s current position is that it is illegal to put into interstate commerce a food to which CBD has been added, or to market CBD as, or in, a dietary supplement, and no product may be marketed or sold as a drug or with claims of having therapeutic effects without FDA approval.

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

As of the date of this Annual Report on Form 10-K, medical use of cannabis is legal, with a doctor's recommendation, in 38 states, four out of five permanently inhabited U.S. territories, and the District of Columbia, with one state pending enactment until a future date. Ten other states have laws that limit THC content, for the purpose of allowing access to products that are rich in cannabidiol (CBD), a non-psychoactive component of cannabis. The recreational use of cannabis is legal in 24 states, the District of Columbia, the Northern Mariana Islands, the U.S. Virgin Islands, and Guam. Another seven states have decriminalized its use. Six recognized Native American tribes have also legalized recreational use of cannabis.

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

Although the Cole Memorandum has been rescinded, one legislative safeguard for the medical cannabis industry, appended to federal appropriations legislation, remains in place. Currently referred to as the “Rohrabacher-Blumenauer Amendment”, this so-called “rider” provision has been appended to the Consolidated Appropriations Acts every year since fiscal year 2015. Under the terms of the Rohrabacher-Blumenauer rider, the federal government is prohibited from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. Most recently, the Rohrabacher-Blumenauer Amendment was included in the Consolidated Appropriations Act, 2024 signed into law by President Biden on March 9, 2024 and will remain in effect through the fiscal year, which ends September 30, 2024. There is no guarantee that the Rohrabacher-Blumenauer Amendment will be included in any future omnibus appropriations packages or continuing budget resolutions once the current Consolidated Appropriations Act, 2024 expires. There can be no assurances that the Rohrabacher-Blumenauer Amendment will be included in future appropriations bills to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law.

On August 29, 2023, after a review process prompted by the Biden Administration, the Department of Health and Human Services (“HHS”) recommended to the Drug Enforcement Administration (“DEA”) that marijuana be rescheduled from Schedule I to Schedule III under the Controlled Substances Act (CSA). Such rescheduling would allow marijuana businesses to deduct business expenses on federal tax filings, as Section 280E of the Internal Revenue Code applies only to activities involving substances in Schedule I or Schedule II. DEA is currently reviewing HHS’s recommendation and there can be no assurance as to when such review will be complete or what action (if any) DEA will recommend.

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
The Cole Memorandum and the Rohrabacher-Blumenauer Amendment gave medical cannabis operators and investors in states with legal regimes greater certainty regarding federal enforcement as to establish cannabis businesses in those states. Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law.

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

The Company monitors the applicable rules and regulations of each state in which it has, indirectly through its subsidiaries, licenses, permits, or operations. Acreage maintains a database and tracks each license or permit held by its subsidiaries, showing the renewal date, inspection schedules, and the results of any regulatory inspection reports. Acreage enhances its compliance program through subscription to a web-based service that provides access to cannabis-related state, county, municipal and federal rules and regulations which organizes the laws into distinct categories (such as taxation, zoning, application and licensing, and packaging and labeling) and sorts them by license type (such as cultivation, dispensary and testing). Acreage will also monitor any action taken by its subsidiaries in response to a change of governing regulations or suggestions from regulators.

The Company’s legal compliance team continually monitors and reviews correspondence and changes to, and updates of, rules or regulatory policies impacting Acreage and the operation of the businesses carried on by its subsidiaries in each U.S. state in which it has operations. Acreage has employed an experienced team of legal and compliance professionals with expertise in regulatory and corporate compliance to oversee its activities. The team led by the Company’s General Counsel, includes three experienced corporate attorneys and one paralegal. Acreage has a Senior Director of Operational Compliance, Security, and Regulatory Affairs who oversees a team that focuses on state-by-state operational compliance issues. Acreage’s legal compliance team has implemented internal policies and procedures at corporate and subsidiary levels designed to mitigate any lapses in its overall infrastructure and facilitate compliance with relevant laws and regulations. Acreage strives to ensure its overall operations are in compliance with U.S. state law and the related licensing framework (see “Regulatory Framework - The Regulatory Landscape on a U.S. State Level). Marijuana remains a Schedule I controlled substance in the U.S. and therefore federally illegal. Acreage has not received any non-compliance citations or notices of violation which may have a material impact on its licenses, business activities or operations.
The Company is classified as having a “direct,” “indirect” and “ancillary” involvement in the United States cannabis industry and it, each of its subsidiaries and, to the best of its knowledge, each entity through which it has ancillary involvement in the United States cannabis industry, is in compliance with applicable United States state law and related licensing requirements and the regulatory framework enacted by each of the states in which it has operations. The Company is not subject to any citations or notices of violation with applicable licensing requirements and the regulatory frameworks which may have a material impact on its licenses, business activities or operations. The Company uses reasonable commercial efforts to ensure that its business is in compliance with applicable licensing requirements and the regulatory frameworks enacted by each state, through the advice of its Senior Director of Compliance, Security, and Regulatory Affairs who monitors and reviews its business practices and changes to U.S. federal and state enforcement priorities and rules. The Company’s General Counsel and his legal team work with external legal counsel to ensure that the Company is in on-going compliance with applicable state law. These advisors have provided legal advice to the subsidiaries regarding, among other things, (a) compliance with applicable state regulatory frameworks, and (b) potential exposure and implications arising from U.S. federal law. In addition, the Company has designated individuals with responsibility for overseeing day-to-day compliance at each facility in which the Company maintains operational control.
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

The Regulatory Landscape on a U.S. State Level

Connecticut Licenses

The CT DCP is responsible for the CT Program and is authorized to issue dispensary and producer/grower licenses.

The table below lists the licenses issued to the Company’s indirect subsidiaries operating in Connecticut:

Subsidiary	License number	City	Expiration Date	Description
D&B Wellness, LLC	AMHF.0008268	Danbury	5/13/2024	Adult & Medical Use Dispensary Facility
Prime Wellness of Connecticut, LLC	MMDF.0000004	Vernon	4/10/2025	Adult & Medical-Use Dispensary Facility
Thames Valley Relief, LLC	AMHF.0008251	Uncasville	4/15/2025	Adult & Medical Use Dispensary Facility

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

Recreational marijuana became legal in Connecticut on July 1, 2021, which makes the use and possession of small amounts of recreational marijuana legal for adults. On January 10, 2023 the adult use cannabis market opened in Connecticut and certain hybrid stores were permitted to sell cannabis to adults 21 and over. All of the Company’s dispensaries in Connecticut are open for medical and adult use sales.

Connecticut Record-keeping/Reporting

Connecticut mandates use of the Connecticut cannabis analytic tracking system (Biotrack Trace 2.0) as a T&T system by which all dispensary license holders submit data directly to the state. Acreage’s license holders, D&B Wellness, LLC, d/b/a The Botanist, Prime Wellness of Connecticut, LLC, d/b/a The Botanist, and Thames Valley Relief, LLC d/b/a The Botanist uses a third-party solution, Dutchie, which pushes data to the Connecticut cannabis analytic tracking system.

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

The table below lists the licenses issued to the subsidiaries:

Subsidiary	License number	City	Expiration	Description
NCC	DISP.000024	Rolling Meadows	1/22/2025	Medical Cannabis Dispensary Facility
NCC	AUDO.000050	Rolling Meadows	3/31/2026	Registered Adult Use Dispensing Organization
IGF	1503060729	Freeport	3/9/2025	Medical Cannabis Cultivation/Processing Facility
IGF	1503060729-EA	Freeport	3/31/2025	Early Approval Adult Use Cultivation
NCC	AUDO.000064	Chicago	3/31/2026	Registered Adult Use Dispensing Organization
IGF	1204-321	Freeport	12/31/2025	Industrial Hemp Processor

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

Illinois Record-keeping/Reporting

Illinois uses the BioTrack THC and Dutchie T&T system to manage the flow of reported data between each licensee and the state. NCC also uses the T&T system to ensure all reporting requirements are met. Information processed through the T&T system must be maintained in a secure location at the dispensing organization for five years.

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

The table below lists the certificates issued to our subsidiary, WCM:

Subsidiary	License number	City	Expiration	Description
NPG LLC	AMS338	South Portland	11/22/2024	Adult Use Dispensary
NPG LLC	AMS335	Gardiner	4/30/2025	Adult Use Dispensary
NPG LLC	AMS339	Portland	6/24/2024	Adult Use Dispensary
NPG LLC	ACD334, AMF330	Auburn	10/20/2024	Cultivation and Manufacturing Facility
NPG LLC	AMS1130	Brewer	4/14/2025	Adult Use Dispensary

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

In November 2016, Massachusetts voted affirmatively on a ballot petition to legalize and regulate cannabis for adult-use. The Massachusetts legislature amended the law on December 28, 2016, delaying the date adult-use cannabis sales would begin by six months. The delay allowed the legislature to clarify how municipal land-use regulations would treat the cultivation of cannabis and authorized a study of related issues. After further debate, the state House of Representatives and state Senate approved H.3818 which became Chapter 55 of the Acts of 2017, An Act to Ensure Safe Access to Marijuana, and established the CCC. The CCC consists of five commissioners and regulates the Massachusetts Recreational Marijuana Program as well as the MA Program. Adult-use of cannabis in Massachusetts started in July 2018, and the first adult-use marijuana facilities in Massachusetts began operating in November 2018. The CCC licenses adult-use cultivation, processing and dispensary facilities (collectively, “Marijuana Establishments”) pursuant to 935 CMR 500.000 et seq. In August 2022, then-Governor of Massachusetts Charlie Baker signed into law Chapter 180 of the Acts of 2022, An Act Relative to Equity in the Cannabis Industry, a law largely aimed at supporting cannabis ventures led by social equity and empowerment program participants certified by the CCC. This law went into effect on November 9, 2022, and it mandated the CCC to promulgate or amend its medical and adult-use cannabis regulations so as to implement the statute.

Massachusetts Licensing Requirements (Medical)

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

The table below lists the licenses issued to the subsidiaries and entities operating in Massachusetts with which the Company has a consulting services agreement:

Subsidiary	License Number	City	Expiration Date	Description
The Botanist, Inc.	RMD-905	Sterling	5/17/2024	MTC Cultivation/Processing
The Botanist, Inc.	RMD-905	Worcester	5/17/2024	MTC Dispensary
The Botanist, Inc.	MP281672	Leominster	7/15/2024	RMD - Marijuana Product Manufacturer - Kitchen
The Botanist, Inc.	RMD-1225	Shrewsbury	5/25/2024	RMD Dispensary

Our Shrewsbury and Worcester locations presently operate as adult-use and medicinal dispensaries.

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

Massachusetts Record-keeping/Reporting (Medical)

Massachusetts uses METRC as the T&T system. Individual licensees, whether directly or through a third-party application programming interface (an “API”), are required to push data to the state to meet all reporting requirements. The Botanist uses METRC and Dutchie to capture and send all required data points for cultivation, manufacturing, and retail as required by applicable law.

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

No person or entity may “control” (as described in 935 CMR 500.000 et seq.) more than three licenses in each Marijuana Establishment class (i.e., marijuana retailer, marijuana cultivator, marijuana product manufacturer). Additionally, there is a limit of 100,000 square foot total cultivation canopy for adult-use and medical licenses.

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

In December 2021, when asked if she would prosecute marijuana offenses, given that it is legalized in Massachusetts but not at the federal level, then U.S. Attorney for the District of Massachusetts, Rachel Rollins publicly commented the following: “My intent is to look at significant distributors, massive drug kingpins, with respect to marijuana," she said. "We want to make sure we are focusing on the people who are trafficking [rather than individual users]."

To the knowledge of management of the Company, other than as disclosed in this Annual Report on Form 10-K, there have not been any statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in Massachusetts. See “Risk Factors - The Company’s Business Activities are Illegal under U.S. Federal Law.”

New Jersey

New Jersey Legislative history

On January 18, 2010, the governor of New Jersey signed into law S.119, the Compassionate Use Medical Marijuana Act (“CUMMA”), permitting the use of medical cannabis for persons with debilitating conditions including cancer, HIV/AIDS, ALS, Crohn’s disease and any terminal illness. In July 2017, the Jake Honig Compassionate Use Medical Cannabis Act (the “NJ Act”) was enacted to substantially reform and expand CUMMA. The NJ Act established the New Jersey Cannabis Regulatory Commission (“CRC”), which is responsible for the administration and implementation of the NJ Act. The NJ Act does not permit patients to grow their own cannabis but rather mandates that cannabis must be acquired through Alternative Treatment Centers (“ATCs”) licensed by the State. ATCs are non-profit entities and have the exclusive right to produce and sell medical cannabis in New Jersey.

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

In February 2019, the NJDH amended the list of debilitating conditions to include opioid use disorder, which had been accepted as petition by the review panel. To date there are at least 17 approved qualifying medical conditions. The NJDH also implemented measures to streamline the enrollment process for patients, allow physicians to opt out of being listed publicly, and opened the permitting process for up to 24 new ATCs.

In the 2020 general election, New Jersey residents voted two-to-one in favor of recreational cannabis legalization. In February 2021, the state passed the Cannabis Regulatory, Enforcement Assistance, and Marketplace Modernization (CREAMM) Act which regulates the recreational sale and possession of cannabis. In that same month, Governor Murphy completed his appointments for the five-person CRC.

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

ATC permits expire annually. A permit renewal application must be submitted at least 60 days prior to the expiration date. An ATC that seeks to renew its permit must submit to the permitting authority an application for renewal with all required documentation and the required fees. An ATC likewise must update and ensure the correctness of all information submitted in previous applications for a permit or otherwise on file with the CRC. Prior to the issuance of any permit, every principal officer, owner, director and board member of an ATC must certify stating that he or she submits to the jurisdiction of the courts of the State of New Jersey and agrees to comply with all the requirements of the laws of New Jersey pertaining to New Jersey’s Medicinal Marijuana Program. Failure to provide correct and current up-to-date information is grounds for denial of the application for renewal of the permit.

On August 19, 2021, the CRC adopted its initial rules for adult use of cannabis in New Jersey, effective for one year ending on August 19, 2022. The rules focused on the application process and the requirements for owning and operating a cannabis business. Additional rules will be fleshed out through the normal regulatory rule making process during 2022.

Acreage CCF New Jersey, LLC (“CCF”) is a vertically integrated medical and recreational cannabis operator in New Jersey with licenses to conduct growing, processing, wholesale, and dispensary operations.in Egg Harbor, New Jersey. On October 4, 2013, the New Jersey Department of Health issued CCF a license to operate its facilities. The license has been renewed without issue. On June 26, 2020 Acreage closed on the purchase of CCF and it is currently a wholly-owned subsidiary.

The table below lists the permit issued to CCF:

Subsidiary	Permit Number	City	Expiration Date	Description
Acreage CCF New Jersey, LLC	MC000003, MM000002	Egg Harbor	12/31/2024	Medicinal Cultivate and Manufacturing
Acreage CCF New Jersey, LLC	C000003, M000002	Egg Harbor	4/17/2025	Recreational Cultivate and Manufacturing
Acreage CCF New Jersey, LLC	MRE000013	Egg Harbor	12/31/2024	Medicinal Dispense
Acreage CCF New Jersey, LLC	RE000013	Egg Harbor	4/20/2025	Recreational Dispense
Acreage CCF New Jersey, LLC	MRE000383	Atlantic City	12/31/2024	Medicinal Dispense
Acreage CCF New Jersey, LLC	MRE000014	Williamstown	12/31/2024	Medicinal Dispense
Acreage CCF New Jersey, LLC	RE000014	Williamstown	4/20/2025	Recreational Dispense

New Jersey Record-keeping/Reporting

New Jersey uses METRC and Dutchie as its T&T system. All information is forwarded to the MMMP through email. The ATC collects and submits to the NJDH for each calendar year statistical data on (a) the number of registered qualified patients and registered primary caregivers, (b) the debilitating medical conditions of the qualified patients, (c) patient demographic data, (d) summary of the patient surveys and evaluation of services and (e) other information as the NJDH may require. The ATC must retain records for at least two years.

The ATC must maintain the following administrative records, as applicable: Organization charts consistent with the job descriptions at N.J.A.C. 17:30A-9.4(a)6; a general description of any facilities to be used as an ATC and a floor plan identifying the square footage available and descriptions of the functional areas of the ATC; a projection of the number of qualified patients to be served by the ATC; projections by the ATC for a two-year period of the ratio of registered qualifying patients-to-demand for usable marijuana and procedures by which the ATC shall periodically review these ratios for consistency with actual patient demand ratios; procedures by which the ATC shall ensure the availability of medicinal marijuana in accordance with projected and actual demand ratios; the name, medical license number, resume, and contact address of the medical director of the ATC, if applicable; the name, resume, and address of the chief administrative officer of the ATC; and the standards and procedures by which the ATC determines the price it charges for usable marijuana and a record of the prices charged.

ATCs must maintain business records including, manual or computerized records of assets and liabilities, monetary transactions, various journals, ledgers, and supporting documents, including agreements, checks, invoices, and vouchers that the ATC keeps as its books of accounts. Business records include sales records that indicate the name of the qualifying patient or primary caregiver to whom marijuana is distributed, the quantity, strength, and form and the cost of the product. The bylaws of the ATC and its affiliates or sub-contractors must contain provisions relative to the disposition of revenues and receipts as may be necessary and appropriate to establish and maintain its nonprofit status, as applicable.

New Jersey Inventory/Storage

An ATC must establish inventory controls and procedures for the conduct of inventory reviews and comprehensive inventories of cultivating, stored, usable and unusable cannabis. The ATC will conduct a monthly inventory of cultivating, stored, usable and unusable cannabis. Through a unified T&T system is not currently in place, an ATC is required to have a T&T system for tracking inventory and dispensing cannabis products to patients. CCF uses METRC and Dutchie as its T&T system. An ATC is authorized to possess two ounces of usable cannabis per registered qualifying patient plus an additional supply, not to exceed the amount needed to enable the alternative treatment center to meet the demand of newly registered qualifying patients.

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

An ATC is required to limit access to medicinal cannabis storage areas to the absolute minimum number of specifically authorized employees. In the event non-employee maintenance personnel, business guests or visitors to be present in or pass through medical cannabis storage areas, the ATC must have a dedicated person who is specifically authorized by policy or job description to supervise the activity. The ATC must ensure that the storage of usable cannabis prepared for dispensing to patients is in a locked area with adequate security.

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

On March 31, 2021, New York enacted the Marijuana Regulation and Taxation Act (the “MRTA”) into law, legalizing adult-use cannabis in the state and establishing a regulatory framework for both medical and adult-use. MRTA Article 3 governs medical cannabis, which Article 4 governs adult use. Six months following the appointment of the Cannabis Control Board (the “CCB”), the CCA was scheduled to be repealed and replaced by MRTA’s medical provisions. Governor Kathy Hochul appointed the final members of the CCB in September 2021. Regulatory oversight of medical cannabis was transferred to Office of Cannabis Management (the “OCM”), with oversight from the CCB.

In February 2023, 9 NYCRR § 113 came into effect. This legislation governs medical cannabis, complementing the MRTA regulations. The conditions for which patients qualify to use medical cannabis have been expanded. The CCA originally provided access to those who suffered from one of 31 qualifying serious conditions including, debilitating or life-threatening conditions including cancer, HIV/AIDS, ALS and chronic pain. Patients were also required to suffer from one of the following associated or complicating conditions: cachexia or wasting syndrome, severe or chronic pain, severe nausea, seizures, or severe or persistent muscle spasms. Under MRTA, the qualifying conditions now include the following: cancer, amyotrophic lateral sclerosis (ALS), Parkinson’s disease, multiple sclerosis, damage to the nervous tissue of the spinal cord with objective neurological indication of intractable spasticity, epilepsy, inflammatory bowel disease, neuropathies, Huntington’s disease, post-traumatic stress disorder (PTSD), pain that degrades health and functional capability where the use of medical cannabis is an alternative to opioid use, substance use disorder, Alzheimer’s, muscular dystrophy, dystonia, rheumatoid arthritis, autism or any other condition certified by the practitioner.

In September 2023, 9 NYCRR § 118-121, 123-125, and 131 were enacted to solidify the framework for adult-use cannabis. These new laws address municipal rulemaking procedure, application and licensure, social and economic equity rules, license-specific requirements, general business requirements, and general operating requirements. From October 2023 to December 2023, OCM accepted applications for certain adult-use license types from the general public for the first time in history. Prior to October 2023, only applications from individuals of diverse backgrounds or nonprofit entities serving diverse individuals were accepted. The landscape of adult-use regulations is still actively developing.

On December 11, 2023, the CCB approved six Registered Organizations (“ROs”) to begin adult-use sales on December 29.
2023. NYCANNA, LLC applied for, and received, approval as a Registered Organization Dispensing licensee and has begun wholesaling into the adult-use market in New York as of January 2024.

New York Licenses

The New York Department of Health (“NYDOH”) has issued licenses to ten registered organizations which hold vertically integrated licenses.

The table below lists the licenses approved to be issued to NYCANNA, LLC (“NYCANNA”), an indirect subsidiary of the Company:

Subsidiary	License number	City	Expiration Date	Description
NYCANNA, LLC	MM0601M	Dewitt	11/16/2025	Acquiring possession, sale, transporting, distributing and dispensing medical marijuana
NYCANNA, LLC	MM0602D	Jamaica	11/16/2025	Acquiring possession, sale, transporting, distributing and dispensing medical marijuana
NYCANNA, LLC	MM0603D	Farmingdale	11/16/2025	Acquiring possession, sale, transporting, distributing and dispensing medical marijuana
NYCANNA, LLC	MM0604D	Buffalo	11/16/2025	Acquiring possession, sale, transporting, distributing and dispensing medical marijuana
NYCANNA, LLC	MM0605D	Wallkill	11/16/2025	Acquiring possession, sale, transporting, distributing and dispensing medical marijuana

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

New York Record-keeping/Reporting

ROs for both medicinal and adult-use operations must maintain MRTA required records for a period of five years. Pursuant to MRTA Section 78, licensees are required to purchase and use their own electronic inventory tracking system. Such records must include (i) documentation, including lot numbers where applicable, of all materials used in the manufacturing of the medical cannabis product to allow tracking of the materials, including but not limited to, soil, soil amendment, nutrients, hydroponic materials, fertilizers, growth promoters, pesticides, fungicides, and herbicides; (ii) cultivation, manufacturing, packaging and labeling production records; and (iii) laboratory testing results.

ROs are currently permitted to use any third-party software inventory tracking system. The main requirement is that the tracking system be able to transmit data to OCM’s BioTrack system. All ROs are required to have an inventory tracking system that will transmit data through an application program interface (API) to OCM’s BioTrack system. NYCANNA uses Dutchie to push the data to the CCB to meet all reporting requirements. Each month, each RO is required to file reports with the CCB which provides information showing all products dispensed during the month.

New York Inventory/Storage

A record of all approved cannabis products that have been dispensed must be filed with the CCB electronically through Dutchie no later than 24 hours after the cannabis was dispensed to the certified patient or adult customer. The information filed must include (a) a serial number for each approved cannabis product dispensed to the certified patient or adult customer, (b) an identification number for the RO’s dispensing facility, (c) the patient’s name, date of birth and gender, (d) the patient’s address, including street, city, state and zip code, and (e) the patient’s registry identification card number.

All cannabis that is not part of a finished product must be stored in a secure area or location within the RO to prevent diversion, theft or loss and against physical, chemical and microbial contamination and deterioration. Cannabis must be returned to its secure location immediately after completion of manufacture, distribution, transfer or analysis. All equipment approved for cannabis storage must be securely locked and protected from entry, except for the actual time required to remove or replace cannabis or cannabis products. A separate secure area must be designated for temporary storage of any cannabis or cannabis product that requires disposal. Access to cannabis storage areas must be limited to authorized personnel of the ROs, OCM employees, CCB members, and emergency personnel.

New York Security

MRTA provides, “Manufacturing of medical cannabis by a registered organization shall only be done in a secure facility located in New York state, which may include a greenhouse. The board shall promulgate regulations establishing requirements for such facilities. Dispensing of medical cannabis by a registered organization shall only be done in an indoor, enclosed, secure facility located in New York state. The board shall promulgate regulations establishing requirements for such facilities.” Additionally, 9 NYCRR § 125 sets forth more detailed security requirements. Such requirements include loitering prevention procedures; perimeter doors and windows with functional locks; video surveillance in all areas that contain cannabis as well as all points or entry and exit within the facilities; procedures to deter cannabis loss and theft; secure cash storage, handling, and transportation; lights which illuminate the perimeter of the facilities; and securing all entrancing to prevent unauthorized access.

New York Transportation

No RO may transport cannabis products or medical cannabis except in vehicles owned and operated by such RO, licensee or permittee, or hired and operated by such RO, licensee or permittee from a trucking or transportation company permitted and registered with the board. No transporter in New York may knowingly receive for transportation or delivery within the state any cannabis products or medical cannabis unless the shipment is accompanied by a copy of a bill of lading, or other document, showing the name and address of the consignor, the name and address of the consignee, the date of the shipment, and the quantity and kind of cannabis products or medical cannabis contained therein. The CCB will issue special trucking permits to allow for the transportation of cannabis products by a person or entity other than the RO.

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

New York Testing

ROs must contract with an independent laboratory permitted by the CCB to test the medical cannabis produced by the RO. The
CCB shall approve the laboratories used by the RO, including sampling and testing protocols and standards used by the laboratories, and may require that the RO use a particular testing laboratory. The CCB is authorized to issue regulations requiring the laboratory to perform certain tests and services. ROs must, based on the findings of an independent laboratory, provide documentation of the quality, safety and clinical strength of the medical cannabis manufactured or dispensed by the RO to the office and to any person or entity to which the medical cannabis is sold or dispensed.

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

On November 7, 2023, Ohio voters approved Issue 2, which legalized the adult use of marijuana. That law went into effect on
December 7, 2023. This will allow our operations to add three (3) dispensing sites throughout the state. We anticipate adult-use sales launching in the fourth quarter of 2024.

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

The table below lists the licenses issued to GLA, GLT and GLG:

Subsidiary	License Number	City	Expiration Date	Description
GLA	MMD.0700080	Akron	7/1/2025	Dispensary Facility
GLA	MMD.0700042	Cleveland	7/1/2025	Dispensary Facility
GLA	MMD.0700004	Canton	7/1/2025	Dispensary Facility
GLA	MMD.0700083	Wickliffe	7/1/2025	Dispensary Facility
GLA	MMD.0700043	Columbus	7/1/2025	Dispensary Facility
GLT	MMCPP00064	Middlefield	3/8/2025	Processing
GLG	MMCPC00143	Middlefield	12/3/2024	Cultivation

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

On December 14, 2023, Governor Shapiro signed a bill into law that allows any non-vertical operators to apply for additional permits which would allow vertical integration. Prime Wellness of Pennsylvania LLC intends to apply for permits to dispense within the Commonwealth. The law would allow Prime Wellness of Pennsylvania LLC to receive one (1) permit, and three (3) dispensing locations.

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

The table below lists the permit issued to Prime Wellness of Pennsylvania LLC (“PWPA”), an indirect Subsidiary of the Company.

Subsidiary	Permit	City	Expiration Date	Description
Prime Wellness of Pennsylvania LLC	GP- 1005-17	Sinking Spring	6/20/2024	Grow/Processing Facility

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

As noted above, the FDA’s current position is that it is illegal to put into interstate commerce a food to which CBD has been added, or to market CBD as, or in, a dietary supplement, and no product may be marketed sold as a drug or with claims of having therapeutic effects without FDA approval.

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

There are 38 states in the U.S., in addition to Washington D.C., Puerto Rico, Guam, the Northern Mariana Islands, and the U.S. Virgin Islands, that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Alaska, Arizona, California, Colorado, Connecticut, Delaware, Illinois, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nevada, Ohio, New Jersey, New York, New Mexico, Oregon, Rhode Island, Virginia, Vermont, Washington, Washington, D.C., the Northern Mariana Islands, the U.S. Virgin Islands, and Guam have legalized cannabis for adult-use in some form.

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

Although the Cole Memorandum has been rescinded, one legislative safeguard for the medical cannabis industry, appended to federal appropriations legislation, remains in place. Currently referred to as the “Rohrabacher-Blumenauer Amendment”, this so-called “rider” provision has been appended to the Consolidated Appropriations Acts every year since fiscal year 2015. Under the terms of the Rohrabacher-Blumenauer rider, the federal government is prohibited from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. Most recently, the Rohrabacher-Blumenauer Amendment was included in the Consolidated Appropriations Act, 2024 signed into law by President Biden on March 9, 2024 and will remain in effect through the fiscal year, which ends September 30, 2024. There is no guarantee that the Rohrabacher-Blumenauer Amendment will be included in any future omnibus appropriations packages or continuing budget resolutions once the current Consolidated Appropriations Act, 2024 expires. There can be no assurances that the Rohrabacher-Blumenauer Amendment will be included in future appropriations bills to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law.

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

On August 29, 2023, after a review process prompted by the Biden Administration, the HHS reportedly recommended to the DEA that marijuana be rescheduled from Schedule I to Schedule III under the CSA. Such rescheduling would allow marijuana businesses to deduct business expenses on federal tax filings, as Section 280E of the Internal Revenue Code applies only to activities involving substances in Schedule I or Schedule II. DEA is currently reviewing HHS’s recommendation and there can be no assurance as to when such review will be complete or what action (if any) DEA will recommend.

Marijuana (cannabis) remains a Schedule I controlled substance under the CSA, and neither the Cole Memorandum nor its rescission nor the continued passage of the Rohrabacher-Blumenauer Amendment has altered that fact. The federal government of the United States has always reserved the right to enforce federal law in regard to the sale and disbursement of medical or adult-use marijuana, even if state law sanctions such sale and disbursement. If the United States federal government begins to enforce United States federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, the Company’s business, results of operations, financial condition and prospects would be materially adversely affected.

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

Restricted Access to Banking

In February 2014, FinCEN issued the FinCEN Memorandum (which is not law) which provides guidance with respect to financial institutions providing banking services to cannabis business, including burdensome due diligence expectations and reporting requirements. This guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear to be comfortable providing banking services to cannabis-related businesses, or relying on this guidance, which can be amended or revoked at any time by the executive branch. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-

related businesses. As a result, the Company may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it resides in permits cannabis sales. While the United States House of Representatives has passed the SAFE Banking Act, which would permit commercial banks to offer services to cannabis companies that are in compliance with state law, it remains under consideration by the Senate, and if Congress fails to pass the SAFE Banking Act, the Company’s inability, or limitations on the Company’s ability, to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for the Company to operate and conduct its business as planned or to operate efficiently.

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

On January 26, 2023 the FDA announced that it would not be promulgating regulations for the use of CBD in foods, beverages or supplements until a new regulatory framework, implemented in tandem with Congress, is established. In its release FDA noted that based upon available evidence, it is not apparent how CBD products could meet safety standards for dietary supplements or food additives, and that therefore it did not intend to pursue rulemaking allowing the use of CBD in dietary supplements or conventional foods. It also noted that FDA would continue to take action against CBD and other cannabis-derived products to protect the public, in coordination with state regulatory partners, and would remain diligent in monitoring the marketplace, identifying products that pose risks and taking appropriate enforcement actions within its authority. FDA has also issued warning letters to companies marketing e-liquids containing CBD and other cannabinoids that have not submitted and obtained premarket authorization for these products.

Laws and Regulations Affecting the Industry in which the Company Operates are Constantly Changing

The constant evolution of laws and regulations affecting the cannabis industry could detrimentally affect the Company. The current and proposed operations of the Subsidiaries are subject to a variety of local, state and federal medical cannabis laws and regulations relating to the manufacture, management, transportation, storage and disposal of cannabis, as well as laws and regulations relating to consumable products health and safety, the conduct of operations and the protection of the environment. These laws and regulations are broad in scope and subject to evolving interpretations, which could require the Company, High Street or the Subsidiaries to incur substantial costs associated with compliance or alter certain aspects of their business plans. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of the business plans of the Company, High Street or the Subsidiaries and result in a material adverse effect on certain aspects of their planned operations. These laws and regulations are rapidly evolving and subject to change with minimal notice. Regulatory changes may adversely affect the Company's profitability or cause it to cease operations entirely. The cannabis industry may come under scrutiny or further scrutiny by the FDA, USDA, DEA, IRS, SEC, the DOJ, the Financial Industry Regulatory Advisory or other federal or applicable state or nongovernmental regulatory authorities or self-regulatory organizations that supervise or regulate the production, distribution, sale or use of cannabis and related cannabinoid compounds for medical or adult-use purposes in the United States. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any proposals will become law. The regulatory uncertainty surrounding the industry may adversely affect the business and operations of the Company, including without limitation, the costs to remain compliant with applicable laws and the impairment of its business or the ability to raise additional capital. In addition, the Company will not be able to predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to its business. For example, see the “Risk Factors - Heightened Scrutiny by Canadian Authorities” related to CDS above.

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

Competition with the Company

The Company faces intense competition from other companies, some of which have longer operating histories and more financial resources and experience than the Company. Increased competition by larger and better financed competitors could materially and adversely affect the business, financial condition, results of operations or prospects of the Company.

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

Competition with the Subsidiaries

The Subsidiaries face intense competition from other companies, some of which have longer operating histories and more financial resources and experience than the Subsidiaries. Currently, the cannabis industry is generally comprised of individuals and small to medium-sized entities; however, the risk remains that large conglomerates and companies who also recognize the potential for financial success through investment in this industry could strategically purchase or assume control of larger dispensaries, processing plants and cultivation facilities. In doing so, these larger competitors could establish price setting and cost controls which would effectively “price out” many of the individuals and small to medium-sized entities who currently make up the bulk of the participants in the varied businesses operating within and in support of the medical and adult-use cannabis industry. Competition between companies in the cannabis industry also relies heavily on the ability to attract community support.

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

Ability to Access Public and Private Capital

The Company may require equity and/or debt financing to finance operations, undertake capital expenditures or to undertake acquisitions or other transactions. If the Company is required to access capital markets to carry out its development objectives, the state of capital markets and other financial systems could affect the Company’s access to, and cost of, capital. There can be no assurance that additional financing will be available to the Company when needed or on terms that are commercially viable. The Company’s inability to raise financing to finance operations, fund capital expenditures or acquisitions could limit its growth have a material adverse effect upon future profitability, and may adversely affect the business, results of operations, financial condition and prospects and stock price of the Company.

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

Our sales are difficult to forecast.

As a result of recent and ongoing regulatory and policy changes in the medical and adult use cannabis industries and unreliable levels of market supply, the market data available is limited and unreliable. We must rely largely on our own market research to forecast sales, as detailed forecasts are not generally obtainable from other sources in the states in which our business operates. During the fiscal year ended December 31, 2023, we analyzed our inventory balances, and recorded wholesale inventory adjustments as a result of (i) having excess inventory and (ii) reducing the carrying value to ensure inventory balances are properly recorded at the lower of cost and net realizable value. We recognized $9,624 of wholesale inventory adjustments within Cost of goods sold, wholesale on the Statements of Operations for the fiscal year. Additionally, any market research and our projections of estimated total retail sales, demographics, demand and similar consumer research, are based on assumptions from limited and unreliable market data. A failure in the demand for our products to materialize as a result of competition, technological change or other factors could have a material adverse effect on our business, results of operations and financial condition.

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

We are exposed to potential risks from legislation requiring companies to evaluate internal controls under Section 404(a) of the Sarbanes-Oxley Act of 2002. As an emerging growth company, we will be exempt from auditor attestation requirements concerning any such report so long as we are an emerging growth company. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Refer to Item 9A. Controls and Procedures for further discussion.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Section 404(a) of the Sarbanes-Oxley Act requires us to furnish a report by management on, among other things, an assessment of the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As a non-accelerated filer and an emerging growth company, we are currently exempt from auditor attestation requirements concerning any such report Management conducted an assessment, based on the framework established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and concluded that internal controls over financial reporting were not effective as of December 31, 2023 due to a material weakness in controls. Refer to Item 9A. Controls and Procedures for further discussion and management’s remediation plans.

Failure to remediate the material weakness described in Item 9A at all or within our expected timeframe, or any newly identified material weaknesses could limit our ability to prevent or detect a misstatement of our financial results, lead to a loss of investor confidence, and have a negative impact on the trading price of our common stock.
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

As reflected in the Company’s audited consolidated financial statements for the year ended December 31, 2023 (the “Consolidated Financial Statements”), the Company had an accumulated deficit as of December 31, 2023, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. Additionally, subsequent to year end the Company was in default of the Prime rate credit facilities due January 2026, as amended. Refer to Note 18 for further discussion. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Continuation as a going concern is dependent upon continued operations of the Company, which is dependent upon the Company’s ability to meet its financial requirements and the success of its future operations. The consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

However, management believes that substantial doubt about the Company’s ability to meet its obligations for the next twelve months from the date these financial statements were issued can be alleviated due to, but not limited to, (i) renewed sales growth from the Company’s consolidated operations, (ii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iii) expense reduction plans that have already been put in place to improve the Company’s results, and (iv) access to the U.S. and Canadian public equity markets.

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

Risks Related to Ownership

Voting Control

As a result of the Class F Multiple Voting Shares (the “Fixed Multiple Shares”) held by Mr. Murphy, the founder and former Chairman and Chief Executive Officer of the Company, he exercises a significant majority of the voting power in respect of our shares. The Fixed Shares and the Floating Shares are each entitled to one vote per share and the Fixed Multiple Shares are entitled to 4,300 votes per share. As a result, Mr. Murphy has the ability to control the outcome of all matters submitted to the Company’s shareholders for approval, including the election and removal of directors and any arrangement or sale of all or substantially all of the assets of the Company. This concentrated control could delay, defer, or prevent a change of control of the Company, an arrangement or amalgamation involving the Company or sale of all or substantially all of the assets of the Company that its other shareholders support. Conversely, this concentrated control could allow Mr. Murphy, as the holder of the Fixed Multiple Shares, to cause the Company to consummate such a transaction that the Company’s other shareholders do not support. In addition, the holder of the Fixed Multiple Shares may cause the Company to make long-term strategic investment decisions and take risks that may not be successful and may seriously harm the Company’s business.

Because Mr. Murphy holds most of his economic interest in the Company’s business through High Street, rather than through the Company, he may have conflicting interests with holders of our shares. For example, Mr. Murphy may have different tax positions from the Company, which could influence his decisions regarding whether and when the Company should dispose of assets or incur new or refinance existing indebtedness. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to the Company. In addition, the significant ownership of Mr. Murphy in the Company and his resulting ability to effectively control the Company may discourage someone from making a significant equity investment in the Company, or could discourage transactions involving a change in control, including transactions in which holders of our shares might otherwise receive a premium for their shares over the then-current market price.

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

Price Volatility of Publicly Traded Securities

In recent years, the cannabis-related securities markets in the U.S. and Canada have experienced a high level of price and volume volatility, and the market prices of securities of many companies have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. There can be no assurance that fluctuations in price of the Fixed Shares and the Floating Shares will not occur. The market price of the Fixed Shares and the Floating Shares could be subject to significant fluctuations in response to variations in quarterly and annual operating results, the results of any public announcements the Company makes, general economic conditions, and other factors. Increased levels of volatility and resulting market turmoil may adversely impact the price of the Fixed Shares and the Floating Shares.

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

Cash Flow From Operations

During the year ended December 31, 2023, the Company sustained net losses from operations and had negative cash flow from operating activities. As of December 31, 2023, the Company’s accumulated deficit was approximately $747.6 million. Additionally, as of December 31, 2023, the Company’s cash, cash equivalents, and restricted cash was approximately $17.6 million. See “Sufficiency of Capital”.

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

Concurrently with the execution of the Floating Share Agreement, Canopy, Canopy USA, High Street, USCo and certain individuals party to the Tax Receivable Agreement, amended the Tax Receivable Agreement. Pursuant to the Floating Share Agreement, Canopy, on behalf of Canopy USA agreed to: (i) issue Canopy Shares with a value of approximately $30.5 million due to the participants of a tax receivable agreement (the “Tax Receivable Agreement Members”) in exchange for each such individual executing an assignment of rights agreement assigning such individual’s rights under the Tax Receivable Agreement to Canopy USA, such that following assignment, Canopy USA is the sole member and beneficiary under the TRA; and (ii) fund a payment with a value of approximately $19.5 million to be made by the Company in Canopy Shares to certain eligible participants pursuant to the Bonus Plans, as amended on October 24, 2022, both in order to reduce a potential liability of approximately $121 million under the Tax Receivable Agreement and the Bonus Plans. In connection with the foregoing, Canopy, on behalf of Canopy USA, issued: (i) 5,648,927 Canopy Shares (equivalent to 564,893 Canopy Shares on a post-Canopy Consolidation basis) with a value of $15.2 million to certain Tax Receivable Agreement Members on November 4, 2022 as the first installment; and (ii) 7,102,081 Canopy Shares (equivalent to 710,208 Canopy Shares on a post-Canopy Consolidation basis) with a value of $15.2 million to certain Tax Receivable Agreement Members on March 17, 2023, as the second installment, as consideration for the assignment of such Tax Receivable Agreement Members’ rights under the Tax Receivable Agreement to Canopy USA. Canopy, on behalf of Canopy USA, also agreed to issue common shares of the Canopy with a value of approximately US$19.6 million to certain eligible participants pursuant to the Bonus Plans to be issued immediately prior to completion of the Floating Share Arrangement.

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

Under the Existing Arrangement Agreement, we are required to comply with the initial business plan set forth in the Proposal Agreement (the “Initial Business Plan”). The Initial Business Plan sets forth certain Pro-Forma Net Revenue Targets (as defined in the Arrangement Agreement) and Consolidated Adj. EBITDA Targets (as defined in the Existing Arrangement Agreement) for each applicable fiscal year of the Initial Business Plan. For the year ended December 31, 2023, the Company did not exceed the 90% threshold for both the Pro-Forma Net Revenue Target and the Consolidated Adj. EBITDA Target set forth in the Initial Business Plan. Therefore, Canopy Growth could, but has not, required the Company to implement austerity measures (as defined in the Existing Arrangement Agreement) by providing such notice to the Company.

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

There can be no assurance that the Acquisition will be completed, or if completed, that it will be completed on the same or similar terms to those set out in the Existing Arrangement Agreement and the Floating Share Agreement. The completion of the Acquisition is subject to the satisfaction of a number of conditions which include, among others, obtaining necessary approvals, including the Acquisition Regulatory Approvals (as defined in the Existing Arrangement Agreement) and performance by us, and Canopy Growth, of our, and its, respective obligations and covenants in the Existing Arrangement Agreement. If these conditions are not fulfilled or waived or the Acquisition is not completed for any other reason, our shareholders will not receive Canopy Shares as consideration for their shares of Acreage. Certain of these conditions, including the approval of the Canopy Capital Reorganization and the exchange of all Canopy Shares held by CBG and Greenstar into Exchangeable Canopy Shares, are outside of our control. There can be no certainty, nor can we provide any assurance, that all conditions precedent will be satisfied or waived, or, if satisfied or waived, when they will be satisfied or waived and, accordingly, the Acquisition may not be completed.

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

Risks Relating to the Floating Share Arrangement

The Floating Share Arrangement may not be completed

There can be no assurance that the Floating Share Arrangement will be completed. The completion of the Floating Share Arrangement is subject to the satisfaction or waiver of a number of conditions which include, among other things: (i) obtaining necessary approvals, including the court approvals, exchange approvals and other regulatory approvals (as defined in the Floating Share Agreement); (ii) performance by Acreage, Canopy and Canopy USA of their respective obligations and covenants in the Floating Share Agreement; and (iii) satisfaction or, if permitted, waiver of the Acquisition Closing Conditions (as defined in the Floating Share Agreement), excluding conditions that by their terms cannot be satisfied until the Acquisition

Effective Time (as defined in the Floating Share Agreement), and the conditions precedent set out in the Floating Share Agreement, including, among others, completion of the Canopy Capital Reorganization (as defined in the Floating Share Agreement) on or prior to March 31, 2024 (or such date as may be agreed to in writing by Acreage Canopy USA and Canopy).

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

Nasdaq listing and share consolidation

The Canopy Shares are listed for trading on the TSX and the Nasdaq. In order to maintain the listing of the Canopy Shares on the Nasdaq, Canopy must comply with the Nasdaq’s continued listing requirements and standards, which stipulate that the Canopy Shares must maintain a minimum bid price of at least $1.00 per share (the “Minimum Share Price Listing Standard”). On December 15, 2023, Canopy completed the Canopy Consolidation, pursuant to which it implemented a 1-for-10 share consolidation (or reverse split) of its issued and outstanding Canopy Shares in order for it to regain compliance with the Minimum Share Price Listing Standard. There can be no assurance that there will be sufficient liquidity of the Canopy Shares, nor that Canopy will be able to continue to meet the Minimum Share Price Listing Standard on an ongoing basis. In the event that the trading price of the Canopy Shares drops below $1.00 again, Canopy may be required to conduct another share consolidation into a lesser number of issued and outstanding Canopy Shares. This may have a dilutive effect on the Floating Shareholders that receive Canopy Shares pursuant to the Floating Share Arrangement. If Canopy is unable to regain compliance with the Minimum Share Price Listing Standard, the Canopy Shares may be subject to delisting from the Nasdaq.

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

The Acquisition will affect the rights of Floating Shareholders

Following the completion of the Floating Share Arrangement, Floating Shareholders will no longer have an interest in Acreage, its assets, revenues or profits. In the event that the actual value of Acreage’s assets or business as at the Effective Date (as defined in the Floating Share Agreement), exceeds the value of Acreage implied by the exchange ratio of 0.04500 (after giving effect to the Canopy Consolidation) of a Canopy Share to be issued for each Floating Share exchanged pursuant to the Floating Share Arrangement (the “Exchange Ratio”), holders of Floating Shares will not be entitled to additional consideration.

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

A delisting could adversely impact the liquidity of the Canopy Shares

The Canopy Shares are currently listed on the TSX and the Nasdaq. If the Canopy Shares are delisted from the Nasdaq, there may be a reduction in the liquidity of the Canopy Shares. The pool of potential purchasers of Canopy Shares could also become more limited as a result. Accordingly, a purchase or sale of Canopy Shares may take longer to complete unless Canopy was able to list the Canopy Shares on an alternative exchange. Any inability to purchase and sell Canopy Shares on a timely basis in sufficient quantities could have a material adverse effect on the market price of the Canopy Shares or the ability of Canopy to complete future equity financings on terms favorable to it.

Canopy’s ability to meet its debt obligations may have an adverse impact on its capital position, business and operations

Canopy’s publicly available interim financial statements as of and for nine months ended December 31, 2023 reflect a net loss and negative cash flow from operating activities for the nine months ended December 31, 2023. Canopy has approximately C$85.5 million in debt maturing in 2024. If Canopy is unable or does not have the resources to repay or refinance such debt coming due in 2024, that may have an adverse impact on Canopy’s capital position, business and operations and, consequentially, the liquidity and price of the Canopy Shares.

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

Limited ability to pursue strategic and organic growth opportunities without Canopy’s consent

The Existing Arrangement Agreement includes certain covenants in favor of Canopy that will apply following the Acquisition Time until the End Date. Such covenants include, among other things, the right to nominate a majority of the Acreage Board, preemptive rights, top-up rights, approval rights and certain audit and inspection rights. In addition, during such time there will be a number of restrictions imposed on Acreage, including, without limitation, restrictions regarding the payment of dividends, Acreage’s merger and acquisition activities, acquisitions, divestitures, amendments to Acreage’s constating documents, the issuance of certain securities and entering into any agreements that limit Acreage’s ability to compete, in each case without the consent of Canopy.

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

There is no guarantee that the Fixed Shares will trade at a price that reflects our performance or at a price relative to the trading price of the Canopy Shares based upon the Fixed Exchange Ratio of 0.03048 (after giving effect to the Canopy Consolidation) of a Canopy Share for each Fixed Share exchanged pursuant to the Existing Arrangement, subject to adjustment in accordance with the Existing Arrangement and the Existing Arrangement Agreement. Given the uncertainties regarding the completion of the Acquisition, it is possible the Fixed Shares will trade at a significant discount to the Fixed Exchange Ratio.

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

The Agriculture Improvement Act of 2018, otherwise known as the Farm Bill was signed into law on December 20, 2018. Under Section 10113 of the Farm Bill, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of the USDA. A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. The USDA has constructed a regulatory program under which hemp cultivators in those states without their own regulatory plan must apply for licenses and comply with a federally-run program. Even if a state creates a plan in conjunction with its governor and chief law enforcement officer, the Secretary of the USDA must approve such plan. There can be no guarantee that any state plan will be approved. Review times may be extensive. USDA published a final rule on January 19, 2021 that provided regulations for the production of hemp in the United States and which became effective on March 22, 2021. There may be future amendments and the resulting amended plans, if approved by the states and the USDA, may materially limit our hemp business depending upon the scope of the regulations.

Laws and regulations affecting our industry governing operations under the Farm Bill are evolving.

There will likely be a constant evolution of laws and regulations affecting the hemp industry that could detrimentally affect our operations. Local, state and federal hemp laws and regulations may be subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management
The Company has processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are integrated into the Company’s overall risk management systems. These processes also include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers. The Company has established monitoring procedures in its effort to mitigate risks related to data breaches or other security incidents originating from third parties. The Company, from time-to-time, may engage third-party consultants, legal advisors, and audit firms to evaluate and test the Company’s risk management systems and assess and remediate certain potential cybersecurity incidents, as appropriate.
Governance
As part of our enterprise risk management program, the Board of Directors (the “Board”) meets with our senior management team, which includes our Chief Executive Officer, Chief Financial Officer, and General Counsel to address risks associated with cybersecurity threats on a regular basis. The Board receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been resolved.
Cybersecurity threats are one of the Company’s most critical risks, with our Senior Director of Technology assigned as the executive risk owner. Our Senior Director of Technology, in coordination with our senior management team, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. Multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the Senior Director of Technology and the senior management team monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Board, when appropriate.
Our Senior Director of Technology boasts over ten years of experience spearheading technology operations for organizations with a keen emphasis on cybersecurity. His extensive background has been pivotal in shaping our cybersecurity policies, implementing our cybersecurity program, and supervising information governance and compliance measures.
During the year ended December 31, 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite the capabilities, processes, and other security measures we employ that we believe are designed to detect, reduce, and mitigate the risk of cybersecurity incidents, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.
See “Item 1 A. Risk Factors” for more information on the Company’s cybersecurity-related risks.

Item 2. Properties.
Our corporate headquarters are located at 366 Madison Ave, 14th floor, New York, New York, 10017. The following table sets forth our owned and leased locations by geographic location as of December 31, 2023. The Company has entered into sale-and-leaseback transactions with GreenAcreage Real Estate Corp. and will continue to enter into such transactions with real estate investment trusts when deemed beneficial to the Company’s strategy. As a result, the Company’s real estate profile may continue to shift to leased properties.
The tables and footnotes below summarize the Company’s real estate profile as of December 31, 2023:
Retail Facilities:

Regions	Operational	In Development	Owned	Leased
Connecticut	4	—	—	4
Maine	4	—	—	4
Massachusetts	2	—	—	2
New Jersey	3	—	—	3
New York	4	—	—	4
Illinois	2	—	1	1
Ohio	5	—	—	5
Total	24	—	1	23

Cultivation/Processing Facilities

Regions	Operational	In Development	Owned	Leased
Maine	1	—	—	1
Massachusetts	2	—	—	2
New Jersey	1	—	—	1
New York	1	—	—	1
Pennsylvania	1	—	—	1
Illinois	1	—	1	—
Ohio	1	—	1	—
Total	8	—	2	6

Item 3. Legal Proceedings.
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

High Street, along with the other Defendants, filed motions to dismiss on April 1, 2019. The motions were fully briefed and submitted to the Court as of July 18, 2019, and oral argument was heard on September 6, 2019. Following a hearing held during April 2022, in ruling on one dismissal argument advanced by several Defendants, the Court ruled that Plaintiff had the capacity to bring this action on behalf of EPMMNY. On July 13, 2023, the Court ruled on the remaining dismissal arguments, granting the vast majority of them. As part of its ruling, the Court dismissed without prejudice every claim against NYCANNA, Impire,

NYMRC, and High Street, except the claims for unjust enrichment and quantum meruit (which also were permitted to proceed against other Defendants). The only other claim that the Court did not dismiss was for breach of contract against New Amsterdam. High Street and the other remaining Defendants filed motions to reargue the motion to dismiss order on August 14, 2023. The motions were fully briefed on September 13, 2023, and oral argument was held on December 18, 2023. The Court has not yet ruled on these motions to reargue.

On July 24, 2023, EPMMNY moved for leave to file a proposed amended complaint. The proposed amended complaint names several defendants, including NYCANNA, Impire, NYMRC, High Street, and Kevin Murphy, and contains similar allegations to those in the original complaint. High Street, along with the other Defendants, filed oppositions to EPMMNY’s motion for leave to file the amended complaint on August 10, 2023. Oral argument on EPMMNY’s motion for leave to amend was also heard at the December 18, 2023 hearing. The Court has not yet ruled on the motion for leave to amend, but in any event directed the parties to file motions to dismiss the proposed amended complaint (which is not technically operative). Defendants filed motions to dismiss the inoperative complaint on February 29, 2024. The motions to dismiss the inoperative complaint have not been fully briefed.

At the December 18, 2023 hearing, the Court ordered that Plaintiff could serve written discovery requests in connection with the remaining claims. On January 25, 2024, the parties agreed to a limited discovery schedule under which Plaintiff and Defendants must serve document requests and interrogatories by March 8, 2024, and the deadline for responses and objections to those requests was April 8, 2024. Defendants served discovery requests on March 8, 2024, but Plaintiff did not serve any discovery requests. Plaintiff also failed to serve any responses and objections to Defendants’ requests.

High Street intends to continue to vigorously defend this action, which the Company firmly believes is without merit. High Street also believes it is entitled to full indemnity from the claims asserted against it by EPMMNY pursuant to the purchase agreement pertaining to its acquisition of NYCANNA and personal guarantee by the largest shareholders of the seller.
Health Circle, Inc. litigation
On April 13, 2023, Health Circle, Inc., a licensed cannabis dispensary operator in Massachusetts, initiated a civil action against the Company and MA RMD SVCS, LLC in Plymouth County, Massachusetts for alleged breaches of that certain Revolving Line of Credit, dated October 31, 2017, by and between Health Circle, Inc. and MA RMD SVCS, LLC (the “HCI Credit Agreement”) and certain torts (the “Plymouth Action”). High Street Capital Partners, LLC (“High Street”) has filed a second civil action against Michael Westort, individually, in the Business Litigation Section, located in Boston, MA, predicated upon that certain Membership Interest Purchase Agreement, dated June 30, 2018, by and between Mr. Westort and High Street (the “BLS Action”). In the Plymouth Action, the Company and MA RMD SVCS, LLC moved to partially dismiss the claims asserted against them. The Court heard oral argument on February 1, 2024, and the motion is currently under advisement. Meanwhile, in the BLS Action, Mr. Westort filed a motion to dismiss the civil action in its entirety, and, on April 8, 2024, the Court denied this motion and allowed all of High Street’s claims to move forward. On April 24, 2024, Mr. Westort filed an Answer and asserted a counterclaim against High Street for breach of a representation and warranty within the Membership Interest Purchase Agreement. High Street is currently assessing its response to this counterclaim.
Following the Court’s ruling in the Plymouth Action, the Company and High Street intend to seek consolidation of the Plymouth Action with the BLS Action, and will vigorously defend all claims asserted against them, and diligently prosecute their claims against Mr. Westort and HCI.
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
On June 28, 2023, in response to AFI’s demand for arbitration, the Company asserted its right under the AFI APA to submit the dispute to mediation before it proceeds to arbitration. The parties are in the process of scheduling the mediation and identifying a mediator. An initial mediation was held on October 30, 2023, with no resolution to the matter.

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

Holders

As of April 14, 2024, there were 828 holders of record of the Fixed Shares and 818 holders of record of the Floating Shares, including CDS & Co. and Cede & Co., which are the nominees for holding shares on behalf of brokerage firms in Canada and the U.S., respectively, each as a single holder of record.

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
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview—This section provides a general description of the Company’s businesses, its strategic objectives, as well as developments that occurred during the years ended December 31, 2023 and 2022 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the years ended December 31, 2023, 2022 and 2021. This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the years ended December 31, 2023, 2022, and 2021, as well as a discussion on the Company’s outstanding debt and commitments that existed as of December 31, 2023. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

As of December 31, 2023, Acreage owned and operated a total of twenty-three dispensaries - five in Ohio, four in Maine, four in New York, three in New Jersey, three in Connecticut, two in Massachusetts, and two in Illinois. As of December 31, 2023, Acreage owned and operated a total of eight cultivation and processing facilities, one each in Illinois, Maine, New Jersey, New York, Ohio and Pennsylvania, respectively, and two in Massachusetts.
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
Prepare for Canopy USA: During the fourth quarter of 2022, the Company entered into a new strategic arrangement with Canopy Growth that would allow Canopy Growth to acquire 100% of Acreage by (i) waiving its existing Floating Share option and entering into a new Floating Share arrangement agreement dated October 24, 2022 (the “Floating Share Arrangement Agreement”); and (ii) committing to exercise its Fixed Share option, all subject to required approvals and terms of the related agreements. Throughout 2023, the Company has taken steps necessary to prepare for the eventual closing of these transactions, including holding a special meeting of its holders of Floating Shares to authorize and approve the plan of arrangement (the “Floating Share Arrangement”) in accordance with the terms of the Floating Share Arrangement Agreement on March 15, 2023 (the “Special Meeting”). The transaction continues to progress and Canopy recently scheduled a special meeting of its shareholders for April 12, 2024 to approve a reorganization of its corporate structure in order to facilitate the closing of the Floating Share Arrangement and Acquisition.

Highlights from the years ended December 31, 2023:
•The Company ended the year with a cash balance of $17,615, including $13,631 of cash and cash equivalents and $3,984 of restricted cash, respectively.
•Adjusted EBITDA for the fiscal year ended December 31, 2023 was $28.3 million, compared to adjusted EBITDA of $34.8 million, respectively during the same period in 2022. This marks twelve consecutive quarters of positive adjusted EBITDA. Refer to section “Non-GAAP Information” for a discussion of Adjusted EBITDA as a non-GAAP measure.

•On January 2, 2023, the Company converted a management services agreements (“MSA”) with a third party in Maine to 100% ownership by the Company taking over the cultivation, manufacturing and processing activities and acquiring cultivation, processing and retail operations in Maine from this third party.
•On January 10, 2023, the Company was part of an inaugural group of adult-use retail operators to commence sales in Connecticut at The Botanist store in Montville.
•On January 31, 2023, the Company launched “Fast-Acting Gummies” or “TiME Gummies” under its flagship brand The Botanist in Illinois, Maine, Massachusetts, and Ohio.
•The Floating Share Arrangement was approved at the Special Meeting. Refer to Note 13 of the consolidated financial statements for further discussion.
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
•On May 4, 2023, our Danbury, CT facility went from medical-only to a hybrid facility allowing us to expand our adult-use operations in Connecticut.
•On September 12, 2023, the Company finalized the sale of CWG Botanicals, Inc, completing our exit of the California market, which is consistent with its overall strategy to focus on its core states.
•On November 7, 2023, Ohio passed a ballot measure legalizing recreational marijuana in the state, presenting an opportunity to expand current operations in the state.
•On December 7, 2023, the Company completed the infrastructure expansion of its Egg Harbor, NJ facility which included a new kitchen and a hydrocarbon extraction lab.
•On December 14, 2023, Pennsylvania passed a bill allowing all licensed medical marijuana grower-processors operating in the state to sell their cannabis products directly to patients as retailers.
•On December 22, 2023 the Company expanded its offerings of the Botanist THC-Infused gummies to New York..
•NYCANNA, a subsidiary of the Company, received regulatory approval from the New York Cannabis Control Board to transition to adult-use operations and enter the adult-use market.
•The Company also continues to be recognized by its peers and the industry for our excellent products through 2023. Our whole flower products received a 1st and 3rd place award from NECANN and High Times, respectively. As well our line of Superflux products continue to receive acclaim with five Top 3 finishes in 2023, including a 1st place finish for our Johnny Apple Seed Live Budder Concentrate at the High Time Cannabis Cup.

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
Results of Operations
The following table presents selected financial data derived from the consolidated financial statements of the Company for the years ended December 31, 2023 and 2022. The selected financial information set out below may not be indicative of the Company’s future performance.
Summary Results of Operations

				Better/(Worse)		Better/(Worse)
in thousands, except per share amounts	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$	%	$	%
Revenues, net	$223,378	$237,138	$188,859	$(13,760)	(6)%	$48,279	26%
Net operating loss	(31,125)	(143,093)	(47,071)	111,968	78	(96,022)	(204)
Net loss attributable to Acreage	(69,092)	(139,876)	(63,010)	70,784	51	(76,866)	(122)
Basic and diluted loss per share attributable to Acreage	$(0.61)	$(1.28)	$(0.60)	$0.67	52%	$(0.68)	(113)%
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

				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$	%	$	%
Retail revenue, net	$170,061	$181,479	$127,306	$(11,418)	(6)%	$54,173	43%
Wholesale revenue, net	53,234	54,499	58,183	(1,265)	(2)	(3,684)	(6)
Other revenue, net	83	1,160	3,370	(1,077)	(93)	(2,210)	(66)
Total revenues, net	$223,378	$237,138	$188,859	$(13,760)	(6)%	$48,279	26%
Cost of goods sold, retail	(89,733)	(94,783)	(65,776)	5,050	5	(29,007)	(44)
Cost of goods sold, wholesale	(48,000)	(40,610)	(27,201)	(7,390)	(18)	(13,409)	(49)
Total cost of goods sold	$(137,733)	$(135,393)	$(92,977)	$(2,340)	(2)%	$(42,416)	(46)%
Gross profit	$85,645	$101,745	$95,882	$(16,100)	(16)%	$5,863	6%
Gross margin	38%	43%	51%		(5)%		(8)%
Year ended December 31, 2023 vs. 2022
Total revenues for the year ended December 31, 2023 decreased by $13,760, or 6%, compared to the year ended December 31, 2022. Excluding the impact of acquisitions and divestitures, total revenue decreased by $8,047, or 4% for the year ended December 31, 2023, as compared to 2022. Continued competitive pressure across most of the Company’s markets was somewhat offset by revenue growth in both New Jersey and Connecticut after the commencement of adult use sales.
Retail revenue for the year ended December 31, 2023 decreased by $11,418, or 6%, compared to the year ended December 31, 2022. Excluding the impact of acquisitions and divestitures, retail revenue decreased by $6,808 or 4% for the year ended December 31, 2023 compared to the year ended December 31, 2022. Revenue decreased due to increased retail competition and pricing pressures in key markets that was partially offset by the commencement of adult use sales in New Jersey in April 2022 and Connecticut in 2023.

Wholesale revenue for the year ended December 31, 2023 decreased by $1,265, or 2%, compared to the year ended December 31, 2022. Excluding the impact of acquisitions and divestitures, wholesale revenue decreased by $162 or less than 1% for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Retail cost of goods sold decreased $5,050, or 5%, for the year ended December 31, 2023 compared to the year ended 2022, which was generally consistent with the 6% decrease in retail revenue. Inflation-driven cost increases were generally offset by cost efficiencies.
Wholesale cost of goods sold increased $7,390, or 18%, for the year ended December 31, 2023 compared to the year ended 2022. The growth in wholesale cost of goods sold contrasted with a 2% decrease in wholesale revenue. Wholesale cost of goods sold increased due to inflation driven cost increases and product mix shifts, which were greater than the cost reductions associated with lower volumes, which ultimately drove the increase in wholesale cost of goods sold.

Gross profit decreased $16,100, or 16%, for the year ended December 31, 2023 to $85,645 from $101,745 in the year ended 2022, and gross margin decreased from 43% of revenue for the year ended December 31, 2022 to 38% of revenue in 2023, or 5%, due to the factors discussed above. Efficiencies gained from further economies of scale were unable to offset (i) overall selling price declines, (ii) cost increases due to inflation, (iii) fixed costs that remain despite lower volumes of production, and (iv) wholesale non-cash inventory adjustments for the year ended December 31, 2023 of $9,624. Excluding the non-cash inventory adjustments, margin improved slightly to 43%.
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
Total operating expenses

Total operating expenses consist primarily of recurring general and administrative expenses, compensation expenses, professional fees, which includes, but is not limited to, legal and accounting services, and one-time expenses such as loss on impairments.

Operating expenses				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$	%	$	%
General and administrative	$31,637	$38,248	$32,026	$6,611	17%	$(6,222)	(19)%
Compensation expense	49,522	55,905	45,769	6,383	11	(10,136)	(22)
Equity-based compensation expense	3,299	10,138	19,946	6,839	67	9,808	49
Marketing	2,619	3,204	1,643	585	18	(1,561)	(95)
Impairments, net	22,222	121,706	32,828	99,484	82	(88,878)	(271)
Loss on notes receivable	—	7,219	7,869	7,219	n/m	650	8
Write down (recovery) of assets held-for-sale	3,557	874	(8,616)	(2,683)	(307)	(9,490)	n/m
Legal settlements (recoveries)	—	(335)	372	(335)	n/m	707	n/m
Depreciation and amortization	3,914	7,879	11,116	3,965	50	3,237	29
Total operating expenses	$116,770	$244,838	$142,953	$128,068	52%	$(101,885)	(71)%

n/m - Not Meaningful
Year ended December 31, 2023 vs. 2022
Total operating expenses for the year ended December 31, 2023 were $116,770, a decrease of $128,068, or 52%, compared to the year ended December 31, 2022. The primary drivers of the decrease in operating expenses were as follows:
•General and administrative expense decreased $6,611, or 17%, during the year ended December 31, 2023 as compared to 2022, primarily due to initiatives put in place by management to reduce operating costs across the Company.
•Compensation expense decreased $6,383 during the year ended December 31, 2023 as compared to 2022, primarily due to staffing reductions.
•Equity-based compensation expense decreased $6,839, or 67%, during the year ended December 31, 2023 as compared to 2022, primarily due to staffing reductions and changes made to the Company’s long-term incentive compensation plans.
•Impairments, net decreased $99,484 during the year ended December 31, 2023 as compared to 2022. Impairments, net of $22,222 for the year ended December 31, 2023 was primarily driven by $22,506 of impairment charges related to goodwill. Impairments, net of $121,706 for the year ended December 31, 2022 was primarily driven by $100,866 of impairments charges related to intangible assets and $16,590 of impairment charges related to goodwill, respectively during the year ended December 31, 2022.
•Loss on notes receivable decreased $7,219 during the year ended December 31, 2023 as compared to 2022, due to the prior year loss being a one-time determination that the payment for certain notes receivables was doubtful as of prior-year’s year-end.
•Write down (recovery) of assets held-for-sale of $3,557 for the year ended December 31, 2023 related to the Company’s adult-use cannabis cultivation and processing operations in the state of California which were disposed of in the year ended December 31, 2023. The write downs of assets held-for-sale in the comparative period of 2022 relate to the Company’s Oregon operations which were disposed of in the year ended December 31, 2022.
•Depreciation and amortization expenses decreased by $3,965 during the year ended December 31, 2023 compared to 2022, primarily due to an acceleration of the amortization of certain intangible assets as a result of a reduction in the expected useful lives of such assets during the year ended December 31, 2023 and due to the impairment of certain intangible assets in the year ended December 31, 2022.
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
Total other income (loss)

Other income (loss)				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$	%	$	%
Income (loss) from investments, net	$591	$241	$(3,549)	$350	145%	$3,790	n/m
Interest income from loans receivable	10	1,619	4,824	(1,609)	(99)	(3,205)	(66)
Interest expense	(34,740)	(24,036)	(19,964)	(10,704)	(45)	(4,072)	(20)
Other income, net	12,442	6,596	10,408	5,846	89	(3,812)	(37)
Total other loss	$(21,697)	$(15,580)	$(8,281)	$(6,117)	(39)%	$(7,299)	(88)%

n/m - Not Meaningful
Year ended December 31, 2023 vs. 2022
Total other loss for the year ended December 31, 2023 was $21,697, an increase of $6,117 compared to the year ended December 31, 2022. The primary drivers of the increase in Total other loss were as follows:
•Interest expense for the year ended December 31, 2023 of $34,740 increased by $10,704 as a result of the Company having a larger debt balance as compared to 2022 and due to a substantial portion of our debt being variable rate debt that is significantly impacted by rate increases from the Federal Reserve, which increased 525 bps since the beginning of 2022.
•Other income, net for the year ended December 31, 2023 of $12,442, increased by $5,846 as compared to 2022, which was primarily due to income provided from Employee Retention Tax Credits.
•Interest income from loans receivable of $10 for the year ended December 31, 2023 has decreased $1,609 as compared to 2022 due to a reduction in loans receivable outstanding during the comparative period.

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

Net loss

Net loss				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$	%	$	%
Net loss	$(77,963)	$(168,695)	$(73,157)	$90,732	54%	$(95,538)	(131)%
Less: net loss attributable to non-controlling interests	(8,871)	(28,819)	$(10,147)	19,948	69	(18,672)	(184)
Net loss attributable to Acreage Holdings, Inc.	$(69,092)	$(139,876)	$(63,010)	$70,784	51%	$(76,866)	(122)%
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

Adjusted EBITDA				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$	%	$	%
Net loss (U.S. GAAP)	$(77,963)	$(168,695)	$(73,157)
Income tax expense	25,141	10,022	17,805
Interest expense, net	34,730	22,417	15,140
Depreciation and amortization(1)	12,860	14,818	14,276
EBITDA (non-GAAP)	$(5,232)	$(121,438)	$(25,936)	$116,206	96%	$(95,502)	(368)%
Adjusting items:
Income from investments, net	(591)	(241)	3,549
Impairments, net	22,222	121,330	30,698
Non-cash inventory adjustments	9,624	11,145	—
Loss on extraordinary events(2)	1,692	376	2,130
Loss on notes receivable	—	7,219	7,869
Write down (recovery) of assets held-for-sale	3,557	874	(8,616)
Legal settlements (recoveries)	—	(335)	372
Gain on business divestiture	(2,506)	(4,006)	(11,802)
Equity-based compensation expense	3,299	10,138	19,946
Other non-recurring income and expenses(3)	(3,728)	9,786	6,428
Adjusted EBITDA (non-GAAP)	$28,337	$34,848	$24,638	$(6,511)	(19)%	$10,210	41%
(1) Depreciation and amortization for the years ended December 31, 2023, 2022 and 2021 contains depreciation and amortization included in cost of goods sold.
(2) Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence.
(3) Other non-recurring income and expenses relates to certain compensation, general and administrative, and other miscellaneous income and expenses. The Company excludes these items as they are not expected to recur.

The changes in adjusted EBITDA are driven by the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and uses of cash (all amounts in thousands, except per share amounts)
The Company’s primary uses of capital include operating expenses, income taxes, capital expenditures and the servicing of outstanding debt. The Company’s primary sources of capital include funds generated by cannabis sales as well as financing activities. Through December 31, 2023, the Company had primarily used private financing as a source of liquidity for short-term working capital needs and general corporate purposes.
As of December 31, 2023, the Company had cash of $17,615, including $13,631 of cash and cash equivalents and $3,984 of restricted cash, respectively, on the Consolidated Statements of Financial Position. The Company’s ability to fund its operations, capital expenditures, acquisitions, and other obligations depends on its future operating performance and ability to obtain financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond the Company’s control.
The Company’s future contractual obligations include the following:
Leases
As of December 31, 2023, the Company had future operating lease obligations and future finance lease obligations of $29,258 and $15,536, respectively, with $4,149 and $923 payable within the next twelve months, respectively. The Company leases land, buildings, equipment and other capital assets which it plans to use for corporate purposes in addition to the production and sale of cannabis products. Leases with an initial term of 12 months or less are not recorded on the Consolidated Statements of Financial Position and are expensed in the Consolidated Statements of Operations on the straight-line basis over the lease term. The Company does not have any material variable lease payments, and accounts for non-lease components separately from leases. Refer to Note 8 of the Consolidated Financial Statements for further discussion.
Debt

As of December 31, 2023, the Company had outstanding debt with varying maturities for an aggregate principal amount of $236,942 (net of $11,894 of unamortized discounts and debt issuance costs), with $4,132 payable within the upcoming twelve months. The Company has related future interest payments of $61,279, with $40,710 payable within the upcoming twelve months. In April 2023, the Company reached an agreement with its lenders that would allow it to draw a further $15,000 under its current credit agreement, with such funds being restricted for use to only eligible capital expenditures. As part of this agreement, the Company agreed to limit the total amounts outstanding under the Credit Agreement from $150,000 to $140,000. Refer to Notes 10 and 17 of the Consolidated Financial Statements for further discussion.
The Company expects that its Cash and cash equivalents of $13,631 as of December 31, 2023, will be adequate to support the future obligations discussed above as well as the capital needs of the existing operations and expansion plans over the next twelve months.
Going Concern
As reflected in the consolidated financial statements, the Company had an accumulated deficit as of December 31, 2023, as well as a net loss and negative cash flow from operating activities for the year ended December 31, 2023. Additionally, subsequent to year end the Company was in default of the Prime rate credit facilities due January 2026, as amended. Refer to Note 18 for further discussion. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. Continuation as a going concern is dependent upon continued operations of the Company, which is dependent upon the Company’s ability to meet its financial requirements and the success of its future operations. The consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.
However, management believes that substantial doubt about the Company’s ability to meet its obligations for the next twelve months from the date these financial statements are issued can be mitigated by, but not limited to, (i) expected long-term sales growth from the Company’s consolidated operations, (ii) latitude as to the timing and amount of certain operating expenses as well as capital expenditures, (iii) expense reduction plans that have already been put in place to improve the Company’s results, and (iv) access to the U.S. and Canadian public equity markets.

However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Management also cannot provide any assurance as to unforeseen circumstances that could occur at any time within the next twelve months or thereafter which could increase the Company’s need to raise additional capital on an immediate basis.

Cash flows
Cash and cash equivalents and restricted cash were $17,615 as of December 31, 2023, which represents a net decrease of $6,452 for the year ended December 31, 2023 as compared to 2022. The following table details the change in cash, cash equivalents, restricted cash and cash related to assets held for sale for the year ended December 31, 2023 and 2022.

Cash flows				Better/(Worse)		Better/(Worse)
in thousands	Year Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$	%	$	%
Net cash used in operating activities	$(15,101)	$(50,095)	$(40,530)	$34,994	70%	$(9,565)	(24)%
Net cash provided by (used in) investing activities	(12,967)	(9,609)	43,369	(3,358)	(35)	(52,978)	n/m
Net cash provided by (used in) financing activities	21,616	39,270	(12,977)	(17,654)	(45)	52,247	n/m
Net decrease in cash, cash equivalents, restricted cash, and cash held for sale	$(6,452)	$(20,434)	$(10,138)	$13,982	68%	$(10,296)	(102)

n/m - Not Meaningful
Net cash used in operating activities
During the year ended December 31, 2023, the Company used $15,101 of net cash in operating activities compared to $50,095 of net cash used in operating activities in the same period for 2022, which represented an improvement of $34,994, or 70%, when compared with 2022. The Company’s reported net loss improved by $90,732 during the year ended December 31, 2023 when compared with 2022. Excluding non-cash items such as impairments, equity-based compensation, write-offs and recoveries, gains and losses on disposals and depreciation and amortization, net loss adjusted for non-cash items improved by $4,015 when compared with 2022. Additionally, cash used in operating activities for the year ended December, 2023 benefited from a difference in the timing of tax payments.

During the year ended December 31, 2022, the Company used $50,095 of net cash in operating activities, which represented an increase of $9,565, or 24%, when compared with 2021. Although the reported net loss increased by $95,538 during the year ended December 31, 2022 when compared with 2021, the net loss excluding non-cash items such as impairments, equity-based compensation, write-offs and recoveries, gains and losses on disposals and depreciation and amortization increased by $12,159 when compared with 2021. Additionally, cash used in operating activities for the year ended December, 2021 benefited from a difference in the timing of tax payments.
Net cash provided by (used in) investing activities
During the year ended December 31, 2023, the Company used $12,967 of net cash through investing activities compared to $9,609 of net cash used in investing activities for 2022, which represented an increase of $3,358. Net cash used in investing activities for the year ended December 31, 2023 included (i) $19,004 for the purchase of capital assets and intangibles, which was partially offset by (ii) activity related to the Company’s acquisition and divestitures of $2,887, and (iii) collection of notes receivable of $2,650.
During the year ended December 31, 2022, the Company used $9,609 of net cash through investing activities compared to $43,369 of net cash provided by investing activities for 2021, which represented a change of $52,978. Net cash used in investing activities for the year ended December 31, 2022 included (i) $19,382 for the purchase of capital assets and intangibles and (ii) $3,400 paid for short-term investments, which was partially offset by (iii) the collection of notes receivable of $8,356, (iv) $3,400 in proceeds from the disposal of short-term investments, and (v) $1,417 in distributions from investments.
Net cash provided by (used in) financing activities
During the year ended December 31, 2023, the Company had $21,616 of net cash provided through financing activities compared to $39,270 of net cash provided through financing activities for 2022, which represented a reduction of $17,654. Net cash used in financing activities for the year ended December 31, 2023 included (i) $26,621 of net proceeds from financing and was partially offset by (ii) $3,968 of capital distributions to non-controlling interest and (iii) $958 of repayments of debt.
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
Capital Resources
Capital structure and debt
Our debt outstanding as of December 31, 2023 and 2022 is as follows:

Debt balances	December 31, 2023	December 31, 2022
Financing liability (failed sale-leaseback)	$15,253	$15,253
Finance lease liabilities	5,943	5,306
7.50% Loan due April 2026	32,438	31,288
6.10% Secured debenture due September 2030	46,955	46,502
Note due December 2024	2,375	3,167
Prime rate credit facilities due January 2026, as amended	132,337	113,564
Note backed by ERTC	1,641	—
Total debt	$236,942	$215,080
Less: current portion of debt	4,132	1,584
Total long-term debt	$232,810	$213,496
Commitments and contingencies
Commitments
The Company provides revolving lines of credit to certain of its portfolio companies. As of December 31, 2023, only one revolving line of credit remained outstanding and the maximum obligation under this arrangement was equal to the balance advanced. Refer to Note 6 of the Consolidated Financial Statements for further discussion.

Arrangement with Canopy Growth
On June 19, 2019, the shareholders of the Company and of Canopy Growth separately approved the Prior Plan of Arrangement involving the two companies, which was subsequently amended on September 23, 2020.

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

Concurrently with the execution of the Floating Share Agreement, Canopy, Canopy USA, High Street, USCo and certain individuals party to the Tax Receivable Agreement, amended the Tax Receivable Agreement. Pursuant to the Floating Share Agreement, Canopy, on behalf of Canopy USA agreed to: (i) issue Canopy Shares with a value of approximately $30.5 million due to the participants of a tax receivable agreement (the “Tax Receivable Agreement Members”) in exchange for each such individual executing an assignment of rights agreement assigning such individual’s rights under the Tax Receivable Agreement to Canopy USA, such that following assignment, Canopy USA is the sole member and beneficiary under the TRA; and (ii) fund a payment with a value of approximately $19.5 million to be made by the Company in Canopy Shares to certain eligible participants pursuant to the Bonus Plans, as amended on October 24, 2022, both in order to reduce a potential liability of approximately $121 million under the Tax Receivable Agreement and the Bonus Plans. In connection with the foregoing, Canopy, on behalf of Canopy USA, issued: (i) 5,648,927 Canopy Shares (equivalent to 564,893 Canopy Shares on a post-Canopy Consolidation basis) with a value of $15.2 million to certain Tax Receivable Agreement Members on November 4, 2022 as the first installment; and (ii) 7,102,081 Canopy Shares (equivalent to 710,208 on a post-Canopy Consolidation basis)with a value of $15.2 million to certain Tax Receivable Agreement Members on March 17, 2023, as the second installment, as consideration for the assignment of such Tax Receivable Agreement Members’ rights under the Tax Receivable Agreement to Canopy USA. Canopy, on behalf of Canopy USA, also agreed to issue Canopy common shares with a value of approximately US$19.6 million to certain eligible participants pursuant to the Bonus Plans to be issued immediately prior to completion of the Floating Share Arrangement.

Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of December 31, 2023, for which no liabilities are recorded on the Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of December 31, 2023 and 2022, such amounts were not material.

Contingencies
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of December 31, 2023, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
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
Inventory valuation

Inventory is valued at the lower of cost and net realizable value, defined as estimated selling price in the ordinary course of business, less costs of disposal. The valuation of our inventory balances involves calculating the estimated net realizable value of our inventory and assessing it against the cost. A component of this analysis therefore involves determining whether there is excess or obsolete inventory on hand.

When determining whether there is excess or obsolete inventory, management makes assumptions around future demand and production forecasts, which are then compared to current inventory levels. Management also makes assumptions around future pricing, and considers historical experience and the application of the specific identification method for identifying obsolete inventory.

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
As of December 31, 2023, our goodwill held at our single reportable segment was $13,346.
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
•In order to risk-adjust the cash flow projections in determining value in use, we utilized an after-tax discount rate of approximately 18.24%.

Management assigned value to each input based on past experience and industry expectations. The tests performed through the year ended December 31, 2023 resulted in the impairment of certain finite and indefinite-lived intangible assets. Refer to Note 4 of the Consolidated Financial Statements for further discussion. The Company does not believe a slight change in the key assumptions would cause the recoverable amount of any non-impaired reporting unit to fall below its carrying amount.

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
Credit risk

The Company’s exposure to non-payment or non-performance by its counterparties is a credit risk. The maximum credit exposure as of December 31, 2023 is the carrying amount of cash and cash equivalents, restricted cash, and accounts, notes and other receivables. The Company does not have significant credit risk with respect to customers. The Company mitigates its credit risk on its notes and other receivables by securing collateral, such as capital assets, and by its review of the counterparties and their businesses. The Company considers a variety of factors when determining interest rates for notes receivable, including the creditworthiness of the counterparty, market interest rates prevailing at the note’s origination, and duration and terms of the note. The Company determined expected credit losses to be immaterial due to collateral held. Analysis of collateral held and future expected cash flows within the cannabis industry were considered in its expected credit loss assessment.
Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company endeavors to ensure that there is sufficient liquidity in order to meet short-term business requirements, after taking into account the Company’s cash holdings. As of December 31, 2023, the Company’s financial liabilities consist of accounts payable and accrued liabilities, lease liabilities and long-term debt. The Company manages its liquidity risk by reviewing its capital requirements on an ongoing basis.
As reflected in the Consolidated Financial Statements, the Company had an accumulated deficit as of December 31, 2023, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. Additionally, subsequent to year end the Company was in default of the Prime rate credit facilities due January 2026, as amended. Refer to Note 18 for further discussion. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. Continuation as a going concern is dependent upon continued operations of the Company, which is dependent upon the Company’s ability to meet its financial requirements and the success of its future operations. The consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.
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

Interest rate risk

Interest rate risk is the risk that the fair value or the future cash flows of a financial instrument will fluctuate as a result of changes in market interest rates. As of December 31, 2023, the Company has total debt of $236,942, with $104,605 bearing fixed interest rates, and $132,337 bearing a variable interest rate. A hypothetical 200-basis point increase in interest rates would result in increased interest expense of $3,062 for the year ended December 31, 2023.
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
Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is reasonable. There have been no changes to the Company’s capital management approach during the year ended December 31, 2023.
As reflected in the Consolidated Financial Statements, the Company had an accumulated deficit as of December 31, 2023, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. Additionally, subsequent to year end the Company was in default of the Prime rate credit facilities due January 2026, as amended. Refer to Note 18 for further discussion. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. Continuation as a going concern is dependent upon continued operations of the Company, which is dependent upon the Company’s ability to meet its financial requirements and the success of its future operations. The consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Acreage Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Acreage Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY
April 29, 2024

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$13,631	$24,067
Restricted cash	3,984	—
Accounts receivable, net	8,459	10,512
Inventory	47,675	49,446
Notes receivable, net	—	29,191
Assets held-for-sale	6,028	—
Other current assets	2,136	4,977
Total current assets	81,913	118,193
Long-term investments	33,170	34,046
Capital assets, net	141,732	133,405
Operating lease right-of-use assets	17,531	22,443
Intangible assets, net	31,044	35,124
Goodwill	13,346	13,761
Other non-current assets	1,558	3,601
Total non-current assets	238,381	242,380
TOTAL ASSETS	$320,294	$360,573

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued liabilities	$29,936	$29,566
Taxes payable	11,395	24,226
Interest payable	5,539	2,575
Operating lease liability, current	2,457	2,443
Debt, current	4,132	1,584
Liabilities related to assets held-for-sale	2,253	—
Other current liabilities	2,011	5,403	(1)
Total current liabilities	57,723	65,797
Debt, non-current	232,810	213,496
Operating lease liability, non-current	17,293	21,692
Deferred tax liability	10,584	9,623
Liability on unrecognized tax benefits	39,859	6,536	(1)
Other liabilities	1,054	3,250
Total non-current liabilities	301,600	254,597
TOTAL LIABILITIES	359,323	320,394
Commitments and contingencies
Common stock, no par value - unlimited authorized. 115,995 and 115,153 issued and outstanding as of December 31, 2023. 112,437 and 111,595 issued and outstanding as of December 31, 2022.	—	—
Additional paid-in capital	759,698	760,529
Treasury stock, 842 common stock held in treasury	(21,054)	(21,054)
Accumulated deficit	(747,550)	(678,091)
Total Acreage Shareholders' equity (deficit)	(8,906)	61,384
Non-controlling interests	(30,123)	(21,205)
TOTAL EQUITY (DEFICIT)	(39,029)	40,179

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$320,294	$360,573
(1)Presentation of December 31, 2022 figures have been revised, refer to Note 2 for further discussion.
See accompanying Notes to Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
REVENUE
Retail revenue, net	$170,061	$181,479	$127,306
Wholesale revenue, net	53,234	54,499	58,183
Other revenue, net	83	1,160	3,370
Total revenues, net	223,378	237,138	188,859
Cost of goods sold, retail	(89,733)	(94,783)	(65,776)
Cost of goods sold, wholesale	(48,000)	(40,610)	(27,201)
Total cost of goods sold	(137,733)	(135,393)	(92,977)
Gross profit	85,645	101,745	95,882

OPERATING EXPENSES
General and administrative	31,637	38,248	32,026
Compensation expense	49,522	55,905	45,769
Equity-based compensation expense	3,299	10,138	19,946
Marketing	2,619	3,204	1,643
Impairments, net	22,222	121,706	32,828
Loss on notes receivable	—	7,219	7,869
Write down (recovery) of assets held-for-sale	3,557	874	(8,616)
Legal settlements (recoveries)	—	(335)	372
Depreciation and amortization	3,914	7,879	11,116
Total operating expenses	116,770	244,838	142,953

Net operating loss	$(31,125)	$(143,093)	$(47,071)

Income (loss) from investments, net	591	241	(3,549)
Interest income from loans receivable	10	1,619	4,824
Interest expense	(34,740)	(24,036)	(19,964)
Other income, net	12,442	6,596	10,408
Total other loss	(21,697)	(15,580)	(8,281)

Loss before income taxes	$(52,822)	$(158,673)	$(55,352)

Income tax expense	(25,141)	(10,022)	(17,805)

Net loss	$(77,963)	$(168,695)	$(73,157)

Less: net loss attributable to non-controlling interests	(8,871)	(28,819)	(10,147)

Net loss attributable to Acreage Holdings, Inc.	$(69,092)	$(139,876)	$(63,010)

Net loss per share attributable to Acreage Holdings, Inc. - basic and diluted:	$(0.61)	$(1.28)	$(0.60)

Weighted average shares outstanding - basic and diluted	113,870	109,690	105,087

See accompanying Notes to Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
December 31, 2020	3,861	101,250	$737,290	$(21,054)	$(475,205)	$241,031	$18,678	$259,709
Purchase of non-controlling interest in subsidiary	—	—	(272)	—	—	(272)	(14)	(286)
NCI adjustments for changes in ownership	—	1,066	(1,063)	—	—	(1,063)	1,063	—
Capital distributions, net	—	—	—	—	—	—	(2,577)	(2,577)
Other equity transactions	—	98	635	—	—	635	—	635
Equity-based compensation expense and related issuances	—	4,489	19,946	—	—	19,946	—	19,946
Net loss	—	—	—	—	(63,010)	(63,010)	(10,147)	(73,157)
December 31, 2021	3,861	106,903	$756,536	$(21,054)	$(538,215)	$197,267	$7,003	$204,270
NCI adjustments for changes in ownership	—	—	(6,145)	—	—	(6,145)	6,145	—
Capital distributions, net	—	—	—	—	—	—	(5,534)	(5,534)
Other equity transactions	—	378	—	—	—	—	—	—
Equity-based compensation expense and related issuances	—	5,156	10,138	—	—	10,138	—	10,138
Net loss	—	—	—	—	(139,876)	(139,876)	(28,819)	(168,695)
December 31, 2022	3,861	112,437	$760,529	$(21,054)	$(678,091)	$61,384	$(21,205)	$40,179
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	—	—	—	(367)	(367)	—	(367)
NCI adjustments for changes in ownership	—	—	(3,921)	—	—	(3,921)	3,921	—
Capital distributions, net	—	—	—	—	—	—	(3,968)	(3,968)
Other equity transactions	—	—	(209)	—	—	(209)	—	(209)
Equity-based compensation expense and related issuances	—	3,558	3,299	—	—	3,299	—	3,299
Net loss	—	—	—	—	(69,092)	(69,092)	(8,871)	(77,963)
December 31, 2023	3,861	115,995	$759,698	$(21,054)	$(747,550)	$(8,906)	$(30,123)	$(39,029)
See accompanying Notes to Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022		2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,963)	$(168,695)		$(73,157)
Adjustments for:
Depreciation and amortization	3,914	7,879		11,116
Depreciation and amortization included in COGS	8,849	5,782		3,146
Equity-based compensation expense	3,299	10,138		20,362
Inventory write-off and provision	9,624	11,145	(1)	—
Gain on business divestiture	(47)	(3,490)		(11,814)
Loss on disposal of capital assets	246	49		2,284
Loss on impairment	22,222	121,706		32,828
Loss on notes receivable	—	7,219		7,869
Recovery on notes receivable	—	(1,107)		—
Bad debt expense	460	693		589
Non-cash interest expense	5,767	4,064		3,351
Non-cash operating lease expense	403	408		354
(Gain) Loss on lease termination	(200)	297		—
Deferred tax income	(54)	(21,201)		(9,209)
Non-cash loss from investments, net	876	1,177		3,549
Other non-cash income, net	—	—		(4,700)
Write down (recovery) of assets held-for-sale	3,557	874		(8,616)
Change, net of acquisitions in:
Accounts receivable, net	(3,889)	(4,398)		(6,268)
Inventory	(10,356)	(19,158)	(1)	(16,033)
Other assets	4,843	(3,264)		4,870
Interest receivable	(1,151)	(1,748)		(2,005)
Accounts payable and accrued liabilities	(2,266)	(2,412)		(2,564)
Taxes payable	(14,024)	(346)		9,787
Interest payable	2,964	1,143		(2,072)
Liability on unrecognized tax benefits	33,323	(1,159)	(1)	(24)	(1)
Other liabilities	(5,498)	4,309	(1)	(4,173)	(1)
Net cash used in operating activities	$(15,101)	$(50,095)		$(40,530)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital assets	$(18,977)	$(18,482)		$(33,049)
Investments in notes receivable	—	—		(3,328)
Collection of notes receivable	2,650	8,356		14,033
Proceeds from business divestiture	500	—		24,407
Proceeds from sale of capital assets	—	—		5
Business acquisitions, net of cash acquired	2,887	—		1,750
Purchases of intangible assets	(27)	(900)		—
Distributions from investments	—	1,417		2,351
Insurance proceeds	—	—		7,000
Proceeds from sale of promissory notes	—	—		30,200
Cash paid for short-term investment	—	(3,400)		—
Proceeds from disposal of short-term investments	—	3,400		—
See accompanying Notes to Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Net cash provided by (used in) investing activities	$(12,967)	$(9,609)	$43,369
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for equity transactions	$(79)	$—	$—
Proceeds from financing (refer to Note 14 for related party financing)	27,121	50,000	81,407
Deferred financing costs paid	(500)	(3,315)	(3,371)
Proceeds from issuance of private placement units and warrants, net	—	—	26
Repayment of debt	(958)	(1,881)	(91,039)
Capital distributions - non-controlling interests	(3,968)	(5,534)	—
Net cash provided by (used in) financing activities	$21,616	$39,270	$(12,977)
Net decrease in cash, cash equivalents, restricted cash, and cash held for sale	$(6,452)	$(20,434)	$(10,138)
Cash, cash equivalents, and restricted cash - Beginning of year	24,067	44,501	54,639
Cash, cash equivalents, and restricted cash - End of year	$17,615	$24,067	$44,501

RECONCILIATION OF CASH FLOW INFORMATION:
Cash and cash equivalents	$13,631	$24,067	$43,180
Restricted cash	3,984	—	1,098
Cash held for sale	—	—	223
Total cash, cash equivalents, restricted cash, and cash held for sale at end of year	$17,615	$24,067	$44,501
(1) Presentation of December 31, 2022 and 2021 figures have been revised, refer to Note 2 for further discussion.

	Year Ended December 31,
(in thousands)	2023	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid - non-lease	$25,977	$17,605	$16,521
Income taxes paid	7,715	32,534	16,381
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets not yet paid for	929	5,125	3,722
Promissory note conversion	—	—	10,880
Non-cash consideration related to business acquisition	—	—	44,996
Non-cash proceeds from business divestiture	—	7,850	34,475
Non-cash proceeds from finance lease	—	5,785	—
Reclassification of assets held-for-sale to in-use	—	—	10,896

See accompanying Notes to Consolidated Financial Statements
F-7

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
On June 24, 2020, Canopy Growth and the Company entered into an agreement to, among other things, amend the terms of the Original Arrangement Agreement and the terms of the Prior Plan of Arrangement (the “Amended Arrangement”). On September 16, 2020, the Company’s shareholders voted in favor of a special resolution authorizing and approving the terms of, among other things, the Amended Arrangement. Subsequently, on September 18, 2020, the Company obtained a final order from the Supreme Court of British Columbia approving the Amended Arrangement, and on September 23, 2020 the Company and Canopy Growth entered into the Amending Agreement (as defined in Note 13) and implemented the Amended Arrangement. Pursuant to the Amended Arrangement, the Company’s articles were amended to create the Fixed Shares, the Floating Shares and the Class F multiple voting shares (the “Fixed Multiple Shares”), and each outstanding SVS was exchanged for 0.7 of a Fixed Share and 0.3 of a Floating Share, each outstanding PVS was exchanged for 28 Fixed Shares and 12 Floating Shares; and each outstanding MVS was exchanged for 0.7 of a Fixed Multiple Share and 0.3 of a Floating Share. Pursuant to the Amended Arrangement, Canopy Growth was granted the option to acquire all of the issued and outstanding Fixed Shares on the basis of 0.03048 (after giving effect to the Canopy Consolidation) (the “Fixed Exchange Ratio”) of a common share of Canopy Growth (each, a “Canopy Share”) for each Fixed Share held at the time of the acquisition of the Fixed Shares (the “Acquisition” or “Acquisition Time”), subject to adjustment in accordance with the terms of the Amended Arrangement (the

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
“Canopy Call Option”), which Canopy Growth is required to exercise upon the occurrence, or waiver (at the discretion of Canopy Growth), of a Triggering Event (the date on which the Triggering Event occurs, the “Triggering Event Date”). On December 15, 2023, Canopy Growth initiated a reverse 1-for-10 share consolidation (the “Canopy Consolidation”), which triggered an Exchange Ratio Adjustment Event which modified the Fixed Exchange Ratio from 0.3048 of a Canopy Share for each Fixed Share to 0.03048 of a Canopy Share for each Fixed Share. Refer to Note 13 for further discussion.
Pursuant to the implementation of the Amended Arrangement, on September 23, 2020, a subsidiary of Canopy Growth advanced gross proceeds of $50,000 to Universal Hemp, LLC, an affiliate of the Company. The debenture bears interest at a rate of 6.1% per annum. Refer to Note 10 for further discussion.
On October 24, 2022, the Company entered into an arrangement agreement (the “Floating Share Agreement”) with Canopy Growth and Canopy USA, LLC (“Canopy USA”), Canopy Growth’s newly-created U.S. domiciled holding company, pursuant to which, subject to approval of the holders of the Class D subordinate voting shares of Acreage (the “Floating Shares”) and the terms and conditions of the Floating Share Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares by way of court-approved Floating Share Arrangement for consideration of 0.04500 (after giving effect to the Canopy Consolidation) of a Canopy Share in exchange for each Floating Share. On March 15, 2023, the Company received the required approval of the holders of Floating Shares in connection with the Floating Share Arrangement at its special meeting of holders of Floating Shares (the “Special Meeting”). On March 21, 2023, the Company obtained a final order form from the Supreme Court of British Columbia approving the Floating Share Arrangement. Upon the satisfaction or waiver of all other conditions set out in the Floating Share Arrangement Agreement, which the parties continue to work towards, the parties will complete the Floating Share Arrangement. On December 15, 2023, Canopy Growth initiated the Canopy Consolidation, which triggered an Exchange Ratio Adjustment Event, which affected the Floating Share Agreement and the consideration agreed upon between Canopy USA and the Company. Refer to Note 13 for further discussion.
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

As reflected in the consolidated financial statements, the Company had an accumulated deficit as of December 31, 2023, as well as a net loss and negative cash flow from operating activities for the year ended December 31, 2023. Additionally, subsequent to year end the Company was in default of the Prime rate credit facilities due January 2026, as amended. Refer to Note 18 for further discussion. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. Continuation as a going concern is dependent upon continued operations of the Company, which is dependent upon the Company’s ability to meet its financial requirements and the success of its future operations. The consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

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
VIEs
In determining whether the Company is the primary beneficiary of a VIE, the Company assesses whether it has the power to direct matters that most significantly impact the activities of the VIE and have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. There were no material consolidated VIEs as of December 31, 2023 or December 31, 2022.
Non-controlling interests (“NCI”)

Non-controlling interests represent ownership interests in consolidated subsidiaries by parties that are not shareholders of Pubco. They are shown as a component of Total equity (deficit) in the Consolidated Statements of Financial Position, and the share of loss attributable to non-controlling interests is shown as a component of Net loss in the Consolidated Statements of Operations. Changes in the parent company’s ownership that do not result in a loss of control are accounted for as equity transactions.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Cash and restricted cash, as presented on the Consolidated Statements of Cash Flows, consists of $13,631 and $3,984 as of December 31, 2023, respectively, and $24,067 and $— as of December 31, 2022, respectively.

Accounts receivable and notes receivable valuations

The Company reports accounts receivable at their net realizable value, which is management’s best estimate of the cash that will ultimately be received from customers. The Company's notes receivable represent notes due from various third parties. The Company maintains an allowance for expected credit losses to reflect the expected uncollectability of accounts receivable and notes receivable based on historical collection data and specific risks identified among uncollected accounts, as well as management’s expectation of future economic conditions. The Company also considers relevant qualitative and quantitative factors to assess whether historical loss experience should be adjusted to better reflect the risk characteristics of the companies receivables and the expected future losses. If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Trade accounts receivable and notes receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. As of December 31, 2023 and 2022, the Company’s allowance for doubtful accounts was $479 and $953, respectively, all of which relates to the allowance for credit losses over accounts receivable. As of December 31, 2023 and 2022, the allowance on loans receivable was $8,479 and $14,875, respectively, of which the allowance for credit losses over notes receivable was nil as the receivables were fully reserved for. Refer to Note 6 for further discussion.

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

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Fair value of financial instruments
The Company accounts for assets and liabilities measured at fair value on a recurring basis in accordance with Accounting Standards Codification (“ASC”) 820 - Fair Value Measurements. ASC 820 utilizes a fair value hierarchy that reflects the significance of the inputs used to make the measurements. The hierarchy is summarized as follows:
•Level 1 - quoted prices (unadjusted) that are in active markets for identical assets or liabilities
•Level 2 - inputs that are observable for the asset or liability, either directly (prices) for similar assets or liabilities in active markets or indirectly (derived from prices) for identical assets or liabilities in markets with insufficient volume or infrequent transactions
•Level 3 - inputs for assets or liabilities that are not based upon observable market data
There were no material transfers in or out of Level 3 during the years ended December 31, 2023 and 2022 as the Company held investments in certain equity securities utilizing net asset value per share as a practical expedient, which are not categorized within the fair value hierarchy. The Company did not have any liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022.
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
The Company has unrecognized tax benefits (“UTBs”) of $38,056 and $5,597 as of December 31, 2023 and 2022, respectively, which are included in Liability on unrecognized tax benefits in the Consolidated Statements of Financial Position. UTBs arise as a result of differences existing between a tax position taken or expected to be taken on a tax return and the benefit recognized and measured.
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

Substantially all of the Company’s revenue comes from the direct sale of cannabis products to customers for a fixed price. Customer sales have one performance obligation and are recognized at a point-in-time when the Company transfers control of the good to the customer at the point-of-sale. Revenue from the wholesale of cannabis to customers is recognized upon delivery to the customer. The Company disaggregates its revenues from the direct sale of cannabis to customers on the Consolidated Statements of Operations as Retail revenue, net and Wholesale revenue, net.
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
Equity-settled payments

The Company issues equity-based awards to employees and non-employee directors for services. The Company measures these awards based on their fair value at the grant date and recognizes compensation expense over the requisite service period. The Company generally issues new shares to satisfy conversions, option and warrant exercises, and Restricted Share Units (“RSUs”) vests. Forfeitures are accounted for as they occur.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Net loss per share
Net loss per share represents the net loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis. Basic and diluted loss per share are the same as of December 31, 2023, 2022, and 2021 as the issuance of shares upon conversion, exercise or vesting of outstanding units would be anti-dilutive in each period. There were 49,411, 47,694, and 40,107 anti-dilutive shares outstanding as of December 31, 2023, 2022, and 2021, respectively.
Change in presentation
Note that certain items presented on the year ended December 31, 2022 and 2021, Consolidated Statement of Financial Position and Consolidated Statement of Cash Flows, include changes in presentation to conform to the current year presentation. There was no impact to our Consolidated Financial Statements as a result of this reclassification.
Accounting Pronouncements Recently Adopted
As of January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which was subsequently revised by ASU 2018-19 and ASU 2020-02. This standard applies to financial assets, measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases and trade accounts receivable. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption. The adoption of ASU 2016-13 did not have a material effect on the Company’s consolidated financial statements.
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
Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is also permitted. This ASU will result in additional required disclosures when adopted, where applicable.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2025. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. Once adopted, this ASU will result in additional disclosures.
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

Purchase Price Allocation	Northeast Patients Group
Assets acquired:
Cash and cash equivalents	$361
Accounts Receivable	25
Inventory	384
Other current assets	174
Capital assets	7,297
Financing lease right-of-use asset	320
Operating lease right-of-use asset	1,279
Goodwill	22,506
Liabilities assumed:
Accounts payable and accrued liabilities	(513)
Taxes payable	(1,112)
Finance lease liability, current	(87)
Finance lease liability, non-current	(459)
Operating lease liability, current	(73)
Operating lease liability, non-current	(1,385)
Notes payable	(11)
Deferred tax liability	(1,015)
Fair value of net assets acquired	$27,691

Consideration paid:
Settlement of pre-existing relationship	27,691
Total consideration	$27,691
During the year ended December 31, 2022, the Company did not complete any business acquisitions.
Divestitures
During the years ended December 31, 2023 management committed to a plan to sell CWG Botanicals, Inc. (“CWG”) as of June 30, 2023. At this point all assets and liabilities were classified as held for sale on the balance sheet and written down to the fair value of the expected sale price. On September 12, 2023 the company effectively sold 100% of its ownership interest in CWG for an aggregate sales price of $500 and recognized a gain of $47 on the Consolidated Statements of Operations in Other income, net.
During the year ended December 31, 2022, the Company completed the divestitures of six properties as outlined in the following paragraphs. In February 2021, a subsidiary of the Company entered into a definitive agreement and management services agreement to sell an indoor cultivation facility in Medford, Oregon ("Medford"), and a retail dispensary in Powell, Oregon ("Powell"), for total consideration of $3,000. In March 2022, the total consideration was reduced to $2,000. In April 2022, the Company sold all equity interests in Medford for an aggregate sale price of $2,000 and recognized a gain on sale of $290 for the year ended December 31, 2022 which was recorded in Other income, net in the Consolidated Statements of Operations. The aggregate sales price consisted of $750 paid to the Company in February 2021 and $1,250 of promissory notes (refer to Note 6 for further discussion). In conjunction with the sale, the Company closed its dispensary in Powell. Further, the Company derecognized deferred tax liabilities of $375 related to Medford.

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
Assets Held for Sale
As of December 31, 2023, the Company determined certain businesses and assets met the held-for-sale criteria. As such, the related assets and liabilities within these disposal groups were transferred into Assets held-for-sale and Liabilities related to assets held-for-sale on the Consolidated Statements of Financial Position. As of December 31, 2022, the Company did not have any business or assets that met the held-for-sale criteria.

Previously, the Company determined certain businesses and assets met the held-for-sale criteria. Upon classification of the disposal groups as held for sale, the Company tested each disposal group for impairment and recognized charges of $3,557 within Write down (recovery) of assets held-for-sale on the Consolidated Statements of Operations related to CWG for the year ended December 31, 2023, respectively. During the year ended December 31, 2022, the Company recognized a write down of assets held-for-sale of $874 related to its Oregon operations within Write down (recovery) of assets held-for-sale on the Consolidated Statements of Operations.

The table below presents the assets and liabilities classified as held for sale on the Consolidated Statements of Financial Position for the year ended December 31, 2023 and is subject to change based on developments during the sales process.

December 31, 2023
Akron and Wickliffe, Ohio
Inventory	$302
Other current assets	147
Total current assets classified as held-for-sale	449
Capital assets, net	1,064
Intangible assets, net	4,080
Goodwill	415
Other non-current assets	20
Total assets classified as held for sale	$6,028

Accounts payable and accrued liabilities	(1,730)
Operating lease liability, current	(99)
Total current liabilities classified as held-for-sale	(1,829)
Operating lease liability, non-current	(424)
Total liabilities classified as held-for-sale	$(2,253)

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
4.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets
The following table details the intangible asset balances by major asset classes:

Intangibles	December 31, 2023	December 31, 2022
Finite-lived intangible assets:
Customer relationships	—	1,000
Total finite-lived intangible assets	—	1,000
Accumulated amortization on finite-lived intangible assets:
Customer relationships	—	(1,000)
Total accumulated amortization on finite-lived intangible assets	—	(1,000)
Finite-lived intangible assets, net	—	—

Indefinite-lived intangible assets
Cannabis licenses	31,044	35,124
Total intangibles, net	$31,044	$35,124
The intangible assets balance as of December 31, 2023 excludes intangible assets reclassified to assets held-for-sale (refer to Note 3 for further discussion). During the year ended December 31, 2022, the Company amended the purchase price allocation related to its acquisition of certain Ohio operations based upon final valuations within the measurement period. As a result, $17,000 was re-allocated from Goodwill to Intangible assets, net on the Consolidated Statements of Financial Position.

Impairment of intangible assets

Indefinite-lived intangible assets are evaluated for potential impairment on at least an annual basis using the multi-period excess earnings method (“MPEEM”). MPEEM is a form of income approach used in valuing intangible assets that isolates discounted future cash flows specifically attributed to the intangible asset. During the year ended December 31, 2023, the Company performed a quantitative analysis on its indefinite-lived cannabis licenses and found all had a fair value above the carrying value and as a result the Company did not recognize any impairment charges. During the year ended December 31, 2022, the Company performed a quantitative analysis and concluded certain of the indefinite-lived cannabis licenses had a fair value below the carrying value. Accordingly, during the year ended December 31, 2022, the Company recognized impairment charges of $100,866 with respect to its indefinite-lived intangible assets related to its operations in Connecticut, New York, Massachusetts, Illinois and California. The charges are recognized in Impairments, net on the Consolidated Statements of Operations.

The Company assessed whether any events or changes in circumstances ("triggering events") indicated finite-lived intangible assets to be held-and-used would not be recovered. During the year ended December 31, 2023, the Company did not have any finite-lived intangibles. During the year ended December 31, 2022, the Company identified triggering events for certain operations which operate under a management contract. The Company evaluated the recoverability of the asset by comparing the carrying value of the asset to the future net undiscounted cash flows expected to be generated by the asset. The carrying value was determined to not be recoverable and the Company proceeded to test the asset for impairment. During the year ended December 31, 2022, the Company recognized an impairment charge of $731, respectively, due to changes in expected cash flows pursuant to a revised consulting services agreement. These charges are recognized in Impairments, net on the Consolidated Statements of Operations. The impairments resulted in the recognition of a tax provision benefit and an associated reversal of deferred tax liabilities of $20,006 during the year ended December 31, 2022.

Amortization expense associated with the Company’s intangible assets was $—, $1,585, and $7,752 for the years ended December 31, 2023, 2022, and 2021, respectively.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Goodwill
The following table details the changes in the carrying amount of goodwill:

Goodwill	Total
December 31, 2021	$43,310
Adjustment to purchase price allocation	(16,700)
Impairment	(16,590)
Other Adjustments(1)	3,741
December 31, 2022	$13,761
Acquisitions	22,506
Impairment	(22,506)
Transferred to held-for-sale	(415)
December 31, 2023	$13,346
(1) Represents adjustments related to the remeasurement of certain deferred tax assets and related adjustments within the measurement period
During the year ended December 31, 2023, the Company recognized $22,506 of goodwill based on the preliminary purchase price allocation related to the acquisition of Northeast Patients Group. Refer to Note 3 for further discussion. Subsequently, the Company completed its annual review of goodwill. The Company recorded goodwill impairment charges of $22,506 with respect to the acquisition of Northeast Patients Group.
The Company completed its annual review of goodwill for the year ended December 31, 2022. For the year ended December 31, 2022, the Company recorded goodwill impairment charges of $16,590 with respect to its Connecticut, Massachusetts, California and New York reporting units.
During the year ended December 31, 2022, the Company amended the purchase price allocation related to its acquisition of certain Ohio operations based upon final valuations within the measurement period. As a result, $17,000 was re-allocated from Goodwill to Intangible assets, net on the Consolidated Statements of Financial Position.
5.    INVESTMENTS
The carrying values of the Company’s investments in the Consolidated Statements of Financial Position as of December 31, 2023 and 2022 are as follows:

Investments	December 31, 2023	December 31, 2022
Investments held at FV-NI	$33,170	$34,046
Total long-term investments	$33,170	$34,046
Income from investments, net in the Consolidated Statements of Operations during the years ended December 31, 2023 and 2022 is as follows:

Investment income	Year Ended December 31,
	2023	2022	2021
Short-term investments	$—	$4	$—
Investments held at FV-NI	591	237	(3,549)
Income (loss) from investments, net	$591	$241	$(3,549)

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
6.     NOTES RECEIVABLE, NET

Notes receivable as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Promissory notes receivable	$862	$34,088
Line of credit receivable	4,331	5,831
Interest receivable	3,286	4,147
Allowance for notes and interest receivable	(8,479)	(14,875)
Total notes receivable, net	$—	$29,191
Less: Notes receivable, current	—	29,191
Notes receivable, non-current	$—	$—
Interest income from loans receivable during the years ended December 31, 2023, 2022 and 2021 was $10, $1,619, and $4,824, respectively.
At each reporting date, the Company applies its judgment to evaluate the collectability of the note receivable and makes a provision based on the assessed amount of expected credit loss. This judgment is based on parameters such as interest rates, market conditions and creditworthiness of the creditor.
The Company determined that the collectability of certain notes receivables is doubtful based on information available. As of December 31, 2023 and 2022, the Company’s allowance for notes receivable of $8,479 and $14,875, respectively, included $5,193 and $12,041 of principal outstanding and $3,286 and $2,834 of accrued interest, respectively, and represents the full value of such loan balances.
Activity during the year ended December 31, 2023
In January 2023, a subsidiary of the Company acquired cultivation, processing and retail operations in Maine from a third party who provided cultivation, manufacturing, processing, distribution and handling, recordkeeping, compliance, and other services to the Company’s operations in Maine and the amounts outstanding under the promissory notes receivable were converted into equity in Northeast Patients Group. Refer to Note 3 for further discussion.

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

In November 2023, the Company received a $150 cash payment towards the principal balance on a promissory note receivable from Grown Rogue.

In December 2023, the Company received a $200 cash payment towards the principal balance on a promissory note receivable from Grown Rogue.

In December 2023, the Company received a $150 cash payment towards the principal balance on a promissory note receivable from Chalice as a final payment.

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

7.    CAPITAL ASSETS, NET
Net property, plant and equipment consisted of:

	December 31, 2023	December 31, 2022
Land	$9,708	$9,605
Building	58,524	58,334
Right-of-use asset, finance leases	6,183	5,077
Furniture, fixtures and equipment	39,943	34,435
Leasehold improvements	58,828	46,811
Construction in progress	4,069	6,178
Software	2,513	—
Capital assets, gross	$179,768	$160,440
Less: accumulated depreciation and amortization	(38,036)	(27,035)
Capital assets, net	$141,732	$133,405
Depreciation of capital assets for the years ended December 31, 2023, 2022, and 2021 is comprised of $3,914, $6,294 and $3,364 of depreciation expense, respectively, and $9,227, $7,631, and $4,206 that was capitalized to inventory, respectively.
During the year ended December 31, 2022, the Company determined that it was unable to find a satisfactory buyer for the held-for-sale assets related to its Michigan operations and, as such, these assets were reclassified as held-and-used. This conclusion

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
was considered a triggering event for capital asset impairment testing. Upon assessment, these specific capital assets were not considered to have future economic value. As such, the fair value of the assets was considered to be nil and the Company recognized an impairment charge of $1,907 within Impairments, net on the Consolidated Statements of Operations during the year ended December 31, 2022. Refer to Note 3 for further discussion on changes in held-for-sale entities.
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

Statements of Financial Position Information	Classification	December 31, 2023	December 31, 2022
Right-of-use assets
Operating	Operating lease right-of-use assets	$17,531	$22,443
Finance	Capital assets, net	6,183	4,269
Total right-of-use assets		$23,714	$26,712

Lease liabilities
Current
Operating	Operating lease liability, current	$2,457	$2,443
Financing	Debt, current	116	1
Non-current
Operating	Operating lease liability, non-current	17,293	21,692
Financing	Debt, non-current	5,827	5,305
Total lease liabilities		$25,693	$29,441

		Year Ended December 31,
Statement of Operations Information	Classification	2023	2022	2021
Short-term lease expense	General and administrative	$382	$245	$241

Operating lease expense	General and administrative	5,028	4,939	4,437
Finance lease expense:
Amortization of right of use asset	Depreciation and amortization	369	254	254
Interest expense on lease liabilities	Interest expense	846	1,047	757
Net operating and finance lease cost		$6,243	$6,240	$5,448

		Year Ended December 31,
Statement of Cash Flows Information	Classification	2023	2022	2021
Cash paid for operating leases	Net cash used in operating activities	$4,625	$4,531	$4,083
Cash paid for finance leases - interest	Net cash used in operating activities	$946	$1,025	$680

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The following represents the Company’s future minimum payments required under existing leases with initial terms of one year or more as of December 31, 2023:

Maturity of lease liabilities	Operating Leases	Finance Leases
2024	$4,149	$923
2025	3,967	946
2026	4,176	969
2027	3,758	992
2028	2,722	867
Thereafter	10,486	10,839
Total lease payments	$29,258	$15,536
Less: interest	9,508	9,593
Present value of lease liabilities	$19,750	$5,943

Weighted average remaining lease term (years)	7	11
Weighted average discount rate	10%	12%
As of December 31, 2023, there have been no leases entered into that have not yet commenced.
9.    INVENTORY
The Company’s inventory balance consists of the following:

	December 31, 2023	December 31, 2022
Retail inventory	$2,918	$3,255
Wholesale inventory	36,139	35,885
Cultivation inventory	5,826	7,133
Supplies & other	2,792	3,173
Total	$47,675	$49,446
Inventory is valued at the lower of cost and net realizable value (“NRV”), defined as estimated selling price in the ordinary course of business, less estimated costs of disposal. During the years ended December 31, 2023 and 2022, the Company analyzed its inventory balances, and recorded wholesale inventory adjustments as a result of (i) having excess or obsolete inventory and (ii) reducing the carrying value to ensure inventory balances are properly recorded at the lower of cost and NRV. The Company recognized $9,624 and $11,145 of wholesale inventory adjustments within Cost of goods sold, wholesale on the Consolidated Statements of Operations during the years ended December 31, 2023 and 2022, respectively,

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
10.    DEBT
The Company’s debt balances consist of the following:

Debt balances	December 31, 2023	December 31, 2022
Financing liability (failed sale-leaseback)	$15,253	$15,253
Finance lease liabilities	5,943	5,306
7.50% Loan due April 2026	32,438	31,288
6.10% Secured debenture due September 2030	46,955	46,502
Note due December 2024	2,375	3,167
Prime rate credit facilities due January 2026, as amended	132,337	113,564
Note backed by ERTC	1,641	—
Total debt	$236,942	$215,080
Less: current portion of debt	4,132	1,584
Total long-term debt	$232,810	$213,496
Scheduled maturities of debt, excluding amortization of discount and issuance costs, are as follows:

2024	$4,132
2025	—
2026	173,635
2027	39
2028	—
Thereafter	71,030
Total payments (excluding amortization of discount and issuance costs)	$248,836
During the years ended December 31, 2023, 2022, and 2021, the Company incurred interest expense of $34,740, $24,036, and $19,964, respectively, on the Consolidated Statements of Operations. Interest expense for the years ended December 31, 2023, 2022, and 2021 included debt discount amortization of $2,109, $1,601, and $1,113, respectively, and amortization of debt issuance costs of $2,917, $2,084, and $2,528, respectively. As of December 31, 2023 and 2022, the Company had unamortized discount $4,484 and $6,093, respectively, and debt issuance costs of $7,410 and $10,522, respectively, which is netted against the gross carrying value of long-term debt in Debt, non-current on Consolidated Statements of Financial Position. Additionally, as of December 31, 2023 and 2022, the Company had accrued interest of $5,539 and $2,575, respectively, within Interest payable on the Consolidated Statements of Financial Position.
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

6.10% Secured debenture due September 2030
On September 23, 2020, pursuant to the implementation of the Amended Arrangement (Refer to Note 13 for further discussion), a subsidiary of Canopy Growth advanced gross proceeds of $50,000 (less transaction costs of approximately $4,025) to Universal Hemp, an affiliate of the Company, pursuant to the terms of a secured debenture (“6.1% Loan”). In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. An additional $50,000 may be advanced pursuant to the debenture subject to the satisfaction of certain conditions by Universal Hemp. The debenture bears interest at a rate of 6.1% per annum, matures 10 years from the date hereof or such earlier date in accordance with the terms of the debenture and all interest payments made pursuant to the debenture are payable in cash by Universal Hemp. Subsequent to the quarter end September 30, 2023, Universal Hemp received a reservations of rights letter for failure to make the annual cash interest payment within 10 business days of September 23, 2023 (October 10, 2023). The parties agreed on November 14, 2023 to waive the default and that the cash interest payment would be satisfied through a partial cash payment of $1,400 by year end 2023, an obligation of Universal Hemp to deliver proceeds from

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
the sale of certain real property held by Universal Hemp and an agreement between the parties to offset potential future expenses that may be payable by Canopy Growth. The debenture is secured by substantially all of the assets of Universal Hemp and its subsidiaries and, further, is not convertible and is not guaranteed by Acreage.

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

The facility has a maturity date of January 1, 2026 and the Company had the option to extend the maturity date to January 1, 2027 prior to January 1, 2024, for a fee equal to 1.0% of the total loan amount. If the Company chooses to extend the maturity

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
date, it will also be required to make monthly installment payments, each of which shall be an amount equal to five percent per year of the outstanding amount of the loan. The Company did not exercise the option to extend the maturity date.

The loan is subject to various financial covenants, including (i) a fixed charge coverage ratio and two leverage ratios in respect of all periods beginning on or after December 31, 2023 and (ii) a minimum cash requirement of $9.0 million at each quarter end of the Company. Finally, the Amended Credit Facility includes approval for Canopy USA to acquire control of Acreage without requiring repayment of all amounts outstanding under the Amended Credit Facility, provided certain conditions are satisfied. As of December 31, 2023 the Company was in compliance with all covenants.

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
During the year ended December 31, 2023, the Company received $10,472 of the ERTC claims which was remitted to the lender per the terms of the Financing Agreement, extinguishing an equal portion of the debt included in “Debt, current” as of December 31, 2023.
11.    SHAREHOLDERS’ EQUITY (DEFICIT) AND NON-CONTROLLING INTERESTS
The table below details the change in Pubco shares outstanding by class for the year ended December 31, 2023:

Shareholders’ Equity (Deficit)	Fixed Shares	Floating Shares	Fixed Shares Held in Treasury	Floating Shares Held in Treasury	Fixed Multiple Shares	Total Shares Outstanding
December 31, 2022	79,047	34,114	(589)	(253)	118	112,437
Issuances	1,653	1,905	—	—	—	3,558
December 31, 2023	80,700	36,019	(589)	(253)	118	115,995
Warrants
A summary of the warrants activity outstanding is as follows:

Warrants	Fixed Shares	Floating Shares
December 31, 2022	5,817	2,524
Expired	—	—
December 31, 2023	5,817	2,524

The exercise price of each Fixed Share warrants ranged from $3.15 to $4.00, respectively, and the exercise price of each Floating Share warrants ranged from $3.01 to $4.00, respectively. The warrants are exercisable for a period of 4 years. The weighted-average remaining contractual life of the warrants outstanding is approximately 1.2 years. There was no aggregate intrinsic value for warrants outstanding as of December 31, 2023.
Non-controlling interests - convertible units
The Company has NCIs in consolidated subsidiaries USCo2 and HSCP. The non-voting shares of USCo2 and HSCP units make up substantially all of the NCI balance as of December 31, 2023 and are convertible for either 0.7 of a Fixed Share and 0.3 of a Floating Share of Pubco or cash, as determined by the Company. Summarized financial information of HSCP is presented below. USCo2 does not have discrete financial information separate from HSCP.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

HSCP net asset reconciliation	December 31, 2023	December 31, 2022
Current assets	$81,913	$118,193
Non-current assets	233,666	237,665
Current liabilities	(9,263)	(9,141)
Non-current liabilities	(255,272)	(239,525)
Other NCI balances	(727)	(725)
Accumulated equity-settled expenses	(244,058)	(240,760)
Net assets	$(193,741)	$(134,293)
HSCP/USCo2 ownership % of HSCP	15.92%	16.33%
Net assets allocated to USCo2/HSCP	$(30,850)	$(21,930)
Net assets attributable to other NCIs	727	725
Total NCI	$(30,123)	$(21,205)

	Year Ended December 31,
HSCP Summarized Statement of Operations	2023	2022	2021
Net loss allocable to HSCP/USCo2	$(54,903)	$(171,618)	$(57,572)
HSCP/USCo2 weighted average ownership % of HSCP	16.16%	16.80%	17.66%
Net loss allocated to HSCP/USCo2	$(8,870)	$(28,826)	$(10,167)
Net loss allocated to other NCIs	(1)	7	20
Net loss attributable to NCIs	$(8,871)	$(28,819)	$(10,147)
As of December 31, 2023, USCo2’s non-voting shares owned approximately 0.22% of HSCP units. USCo2’s capital structure is comprised of voting shares, all of which are held by the Company, and of non-voting shares held by certain former HSCP members. Certain executive employees and profits interests holders own approximately 15.94% of HSCP non-voting units. The remaining 83.84% interest in HSCP is held by USCo and represents the members’ equity attributable to shareholders of the parent.
A reconciliation of the beginning and ending amounts of convertible units is as follows:

Convertible Units	December 31, 2023	December 31, 2022
Beginning balance	22,698	23,076
NCI units converted to Pubco	—	(378)
Ending balance	22,698	22,698
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

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Pursuant to the Amended Arrangement, the Company retained the Plan described above, the upper limit of issuances being up to an amount equal to 15% of the issued and outstanding Fixed Shares and Floating Shares of the Company. As of December 31, 2023, the Company had 2,558 shares authorized and available for grant under the Plan.
Restricted Share Units (“RSUs”)

	Fixed Shares		Floating Shares
Restricted Share Units (Fair value information expressed in whole dollars)	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Unvested, January 1, 2023	6,324	$1.80	464	$6.68
Granted	3,646	$0.15	7,870	$0.23
Forfeited	(1,894)	$0.80	(514)	$0.46
Vested	(2,210)	$1.30	(1,976)	$0.61
Unvested, December 31, 2023	5,866	$1.29	5,844	$0.60
Vested and unreleased(1)	16	$18.34	6	$20.93
Outstanding, December 31, 2023	5,882	$1.33	5,850	$0.62
(1) RSUs that are vested and unreleased represent RSUs that are pending delivery.
RSUs of the Company generally vest over a period of three years and RSUs granted to certain executives vest based on achievement of specific performance conditions. In certain situations for specified individuals, RSUs vest on an accelerated basis on separation. The fair value for RSUs is based on the Company’s share price on the date of the grant. The Company recorded $2,778, $8,527, and $16,012 as Equity-based compensation expense relating to RSUs on the Consolidated Statements of Operations during the years ended December 31, 2023, 2022, and 2021, respectively. The fair value of RSUs vested during the years ended December 31, 2023 and 2022 was $1,496 and $4,816, respectively.
The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs as of December 31, 2023 was approximately 0.8 years and $2,194, respectively. Unrecognized compensation expense related to these awards at December 31, 2023 was $9,695 and is expected to be recognized over a weighted average period of approximately 0.7 years.
Stock options

	Fixed Shares		Floating Shares
Stock Options (Exercise price expressed in whole dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, January 1, 2023	7,337	$2.75	2,267	$3.10
Forfeited	(1,875)	$0.66	(131)	$3.16
Expired	(919)	$0.59	(39)	$2.55
Options outstanding, December 31, 2023	4,543	$4.04	2,097	$3.10

Options exercisable, December 31, 2023	2,481	$6.91	2,097	$3.10
Stock options of the Company generally vest over a period of three years and options granted to certain executives vest based on achievement of specific performance conditions. Stock options of the Company have an expiration period of 5 or 10 years from the date of grant. The weighted average contractual life remaining for Fixed Share options outstanding and exercisable as of December 31, 2023 was approximately 4.2 and 4.7 years, respectively. The weighted average contractual life remaining for Floating Share options outstanding and exercisable as of December 31, 2023 was approximately 5.9 years. The Company recorded $521, $1,011, and $3,934 as Equity-based compensation expense on Consolidated Statements of Operations during the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, unamortized expense related to stock options totaled $479 and is expected to be recognized over a weighted-average period of approximately 1 year. As of December 31, 2023, the aggregate intrinsic value for unvested options and for vested and exercisable options was nil, respectively.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Black-Scholes inputs	Year Ended December 31, 2021		Year Ended December 31, 2022		Year Ended December 31, 2023
	Fixed	Floating	Fixed	Floating(1)	Fixed(2)	Floating(2)
Weighted average grant date fair value range	$2.74 - $3.77	$0.26 - $1.55	0.34	n/a	n/a	n/a
Assumption ranges:
Risk-free rate	0.60%	0.60% - 0.70%	3.00%	n/a	n/a	n/a
Expected dividend yield	—%	—%	—%	n/a	n/a	n/a
Expected term (in years)	3.50	3.50 - 4.08	3.44	n/a	n/a	n/a
Expected volatility	75%	65%	82%	n/a	n/a	n/a
(1) The Company did not issue any floating options during the year ended December 31, 2022. As a result, the Black-Scholes inputs are not applicable (“n/a”).
(2) The Company did not issue any fixed or floating options during the year ended December 31, 2023. As a result, the Black-Scholes inputs are not applicable (“n/a”).

Equity-based compensation - other
In May 2022, the Company granted 301 Fixed Shares and 127 Floating Shares and recorded $600 as Equity-based compensation expense on Consolidated Statements of Operations during the year ended December 31, 2022 in settlement of post-employment expenses.

13.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company provides revolving lines of credit to certain of its portfolio companies. As of December 31, 2023, only one revolving line of credit remained outstanding and the maximum obligation under this arrangement was equal to the balance advanced of $4,331. Refer to Note 6 for further discussion.

Prior Plan of Arrangement with Canopy Growth

On June 19, 2019, the shareholders of the Company and of Canopy Growth separately approved the proposed plan of arrangement (the “Prior Plan of Arrangement”) involving the two companies, and on June 21, 2019, the Supreme Court of British Columbia granted a final order approving the Prior Plan of Arrangement. Effective June 27, 2019, the articles of the Company were amended pursuant to the Prior Plan of Arrangement to provide that, upon the occurrence (or waiver by Canopy Growth) of the Triggering Event, subject to the satisfaction of the conditions set out in the arrangement agreement entered into between Acreage and Canopy Growth on April 18, 2019, as amended on May 15, 2019 (the “Original Arrangement Agreement”), Canopy Growth will acquire all of the issued and outstanding shares in the capital of the Company (each, an “Acreage Share”).
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

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Pursuant to the Amended Plan of Arrangement, on the Triggering Event Date, Canopy Growth will, subject to the satisfaction or waiver of certain closing conditions set out in the Arrangement Agreement: (i) acquire all of the issued and outstanding Fixed Shares (following the mandatory conversion of the Fixed Multiple Shares into Fixed Shares) in accordance with the Fixed Exchange Ratio, on the basis of 0.03048 (after giving effect to the Canopy Consolidation) of a Canopy Share for each Fixed Share held at the Acquisition Time, subject to adjustment in accordance with the terms of the Amended Plan of Arrangement (the “Canopy Call Option”) including but not limited to the Canopy Consolidation effectuated by Canopy on December 15, 2023. The Canopy Call Option will expire 10 years from the Amendment Time.
At the Acquisition Time, on the terms and subject to the conditions of the Amended Plan of Arrangement, each Fixed Share Replacement Security will be exchanged for a replacement Security from Canopy Growth equal to: (i) the number of Fixed Shares that were issuable upon exercise of such Fixed Share Replacement Security immediately prior to the Acquisition Time, multiplied by (ii) the Fixed Exchange Ratio in effect immediately prior to the Acquisition Time (provided that if the foregoing would result in the issuance of a fraction of a Canopy Share, then the number of Canopy Shares to be issued will be rounded down to the nearest whole number).
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

Floating Share Arrangement Agreement with Canopy Growth
On October 24, 2022, the Company entered into an arrangement agreement (the “Floating Share Agreement”) with Canopy Growth and Canopy USA, LLC (“Canopy USA”), Canopy Growth’s newly-created U.S. domiciled holding company, pursuant to which, subject to approval of the holders of the Class D subordinate voting shares of Acreage (the “Floating Shares”) and the terms and conditions of the Floating Share Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares in accordance with the Floating Share Arrangement for consideration of 0.04500 (after giving effect to the Canopy Consolidation, as further described below) of a Canopy Share in exchange for each Floating Share. At the Special Meeting, the holders of Floating Shares approved the Floating Share Arrangement. On December 15, 2023, Canopy Growth effected the Canopy Consolidation, which triggered an Exchange Ratio Adjustment Event which affected the Floating Share Agreement and the consideration agreed upon between Canopy USA and the Company.
Concurrently with entering the Floating Share Agreement, Canopy Growth irrevocably waived its option to acquire the Floating Shares pursuant to the Amended Arrangement.
Subject to the provisions of the Floating Share Agreement, Canopy Growth has agreed to exercise the fixed option pursuant to the Amended Agreement to acquire all outstanding Fixed Shares, representing approximately 70% of the total shares of Acreage as at the date hereof, at the Fixed Exchange Ratio of 0.3048 of a Canopy Share for each Fixed Share. On December 15, 2023, Canopy Growth effected the Canopy Consolidation, which triggered an Exchange Ratio Adjustment Event which affected our Amended Plan of Arrangement and modified the Fixed Exchange Ratio from 0.3048 of a Canopy Share for each Fixed Share to 0.03048 of a Canopy Share for each Fixed Share.

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
As of the date of this filing, Canopy, Canopy USA and the Company entered into six amendments to the Floating Share Agreement, each time extending the Exercise Outside Date (as defined in the Floating Share Agreement) from the original date of March 31, 2023 to the current Exercise Outside Date of April 30, 2024. After the expiration of the Exercise Outside Date, the Company has the right but not the obligation to terminate the Floating Share Agreement.

Tax Receivable Agreement and Tax Receivable Bonus Plans
The Company is a party to (i) a tax receivable agreement dated November 14, 2018 and subsequently amended (the “Tax Receivable Agreement”) between the Company and certain current and former unit holders of HSCP and (ii) tax receivable bonus plans dated November 14, 2018 and subsequently amended (the “Tax Receivable Bonus Plans”) between the Company and certain directors, officers and consultants of the Company (together the “Tax Receivable Recipients”). Under the Tax Receivable Agreement and the Tax Receivable Bonus Plans, the Company is required to make cash payments to the Tax Receivable Recipients equal to 85% of the tax benefits, if any, that the Company actually realizes, or in certain circumstances is deemed to realize, as a result of (i) the increases in its share of the tax basis of assets of HSCP resulting from any redemptions or exchanges of Units from the HSCP Members, and (ii) certain other tax benefits related to the Company making payments under the Tax Receivable Agreement and the Tax Receivable Bonus Plan. Although the actual timing and amount of any payments that the Company makes to the Tax Receivable Recipients cannot be estimated, it expects those payments will be significant. Any payments made by the Company to the Tax Receivable Recipients may generally reduce the amount of overall cash flow that might have otherwise been available to it. Payments under the Tax Receivable Agreement are not conditioned on any Tax Receivable Recipient’s continued ownership of Units or our shares after the completion of the RTO. Payments under the Tax Receivable Bonus Plan may, at times, be conditioned on the Tax Receivable Recipient’s continued employment by the Company. As of December 31, 2023, the Company has not made any payments in relation to the Tax Receivable Agreement or the Tax Receivable Bonus Plans.

Concurrently with the execution of the Floating Share Arrangement Agreement, Canopy Growth, Canopy USA, High Street, Acreage Holdings America, Inc. and certain individuals party to the Tax Receivable Agreement, amended the Tax Receivable Agreement in accordance with the Floating Share Agreement. Pursuant to the Floating Share Agreement, Canopy Growth, on behalf of Canopy USA agreed to: (i) issue Canopy Shares with a value of approximately $30,500 to the Tax Receivable Agreement Members in exchange for each such individual executing an assignment of rights agreement assigning such individual’s rights under the Tax Receivable Agreement to Canopy USA, such that following assignment, Canopy USA is the sole member and beneficiary under the Tax Receivable Agreement; and (ii) fund a payment with a value of approximately $19,500 to be made by the Company in Canopy Shares to certain eligible participants pursuant to the Tax Receivable Bonus Plans, as amended on October 24, 2022, both in order to reduce a potential liability of approximately $121,000 under the Tax Receivable Agreement and the Tax Receivable Bonus Plans. In connection with the foregoing, Canopy issued: (i) 564,893 common shares with a value of $15.2 million to certain Tax Receivable Agreement Members on November 4, 2022 as the first installment; and (ii) 710,208 common shares with a value of$15.2 million to certain Tax Receivable Agreement Members on March 17, 2023, as the second installment. Canopy also agreed to issue Canopy common shares with a value of approximately $19.6 million to certain eligible participants pursuant to the Bonus Plans to be issued immediately prior to completion of the Floating Share Arrangement.

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

Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of December 31, 2023, for which no liabilities are recorded on the Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of December 31, 2023 and 2022, such amounts were not material.
CanWell Settlement

In November 2020, the Company entered into a final confidential settlement agreement with CanWell, LLC for certain outstanding proceedings. As part of that agreement, the Company accrued for $7,750 in Legal settlements, net on the Statements of Operations for the year ended December 31, 2020. In connection with this settlement agreement, the Company issued a promissory note in the amount of $7,750 to CanWell, which is non-interest bearing and is payable in periodic payments through December 31, 2024. Through December 31, 2023, the Company has paid $5,375 of the promissory note.

Contingencies
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of December 31, 2023, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
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

High Street, along with the other Defendants, filed motions to dismiss on April 1, 2019. The motions were fully briefed and submitted to the Court as of July 18, 2019, and oral argument was heard on September 6, 2019. Following a hearing held during April 2022, in ruling on one dismissal argument advanced by several Defendants, the Court ruled that Plaintiff had the capacity to bring this action on behalf of EPMMNY. On July 13, 2023, the Court ruled on the remaining dismissal arguments, granting the vast majority of them. As part of its ruling, the Court dismissed without prejudice every claim against NYCANNA, Impire, NYMRC, and High Street, except the claims for unjust enrichment and quantum meruit (which also were permitted to proceed against other Defendants). The only other claim that the Court did not dismiss was for breach of contract against New Amsterdam. High Street and the other remaining Defendants filed motions to reargue the motion to dismiss order on August 14, 2023. The motions were fully briefed on September 13, 2023, and oral argument was held on December 18, 2023. The Court has not yet ruled on these motions to reargue.

On July 24, 2023, EPMMNY moved for leave to file a proposed amended complaint. The proposed amended complaint names several defendants, including NYCANNA, Impire, NYMRC, High Street, and Kevin Murphy, and contains similar allegations to those in the original complaint. High Street, along with the other Defendants, filed oppositions to EPMMNY’s motion for leave to file the amended complaint on August 10, 2023. Oral argument on EPMMNY’s motion for leave to amend was also heard at the December 18, 2023 hearing. The Court has not yet ruled on the motion for leave to amend, but in any event directed the parties to file motions to dismiss the proposed amended complaint (which is not technically operative) on February 29, 2024. Defendants plan to do so.

At the December 18, 2023 hearing, the Court ordered that Plaintiff could serve written discovery requests in connection with the remaining claims. On January 25, 2024, the parties agreed to a limited discovery schedule under which Plaintiff and Defendants must serve document requests and interrogatories by March 8, 2024, and the deadline for responses and objections to those requests is April 8, 2024. Defendants served discovery requests on March 8, 2024, but Plaintiff did not serve any discovery requests. Plaintiff also failed to serve any responses and objections to Defendants’ requests.

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
On June 28, 2023, in response to AFI’s demand for arbitration, the Company asserted its right under the AFI APA to submit the dispute to mediation before it proceeds to arbitration. The parties are in the process of scheduling the mediation and identifying a mediator. An initial mediation was held on October 30, 2023, with no resolution to the matter.
14.    RELATED PARTY TRANSACTIONS
Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.
6.10% Secured debenture due September 2030
As disclosed in Note 10, “6.10% Secured debenture due September 2030”, on September 23, 2020, pursuant to the implementation of the Amended Arrangement, a subsidiary of Canopy Growth advanced gross proceeds of $50,000 (less transaction costs of approximately $4,025) to Universal Hemp, an affiliate of the Company, pursuant to the terms of a secured debenture. In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. Acreage then engaged an investment advisor (the “Investment Advisor”) which, under the Investment Advisor’s sole discretion, invested on behalf of Universal Hemp, $34,019 of the proceeds on September 28, 2020. During the years ended December 31, 2023, 2022, and 2021, the Company incurred interest expense attributable to the 6.10% Secured debenture due September 2030 of $3,050, $3,050, and $3,050, respectively.

As a result of the transaction described above, Universal Hemp, a subsidiary of the Company, acquired 34,019 class B units, at $1 par value per unit, which represented 100% financial interest in an Investment Partnership, a Canada-based limited partnership. An affiliate of the Institutional Investor holds Class A Units of the Investment Partnership. The general partner of the Investment Partnership is also an affiliate of the Institutional Investor. The class B units are held by the Institutional Investor as agent for Universal Hemp. On September 28, 2020, the Company received gross proceeds of $33,000 (less transaction costs of approximately $959) from the Lender and used a portion of the proceeds of this loan to retire its short-term $11,000 convertible note and its short-term note aggregating approximately $18,000 in October 2020, with the remainder being used for working capital purposes. The Lender is controlled by the Institutional Lender. The Investment Partnership is the investor in the Lender.

Prime rate credit facilities due January 2026, as amended
On December 16, 2021, the Company entered into the Prime rate credit facilities due January 2026 with a syndicate of lenders, including Viridescent Realty Trust, Inc. (“Viridescent”), an entity affiliated with Kevin Murphy. Refer to Note 10 for further discussion. On October 24, 2022, the Company amended these credit facilities and the Company paid an amendment fee of $1,250 to the lenders, with $375 paid to Viridescent. On April 28, 2023, the Company and the lenders further amended the Prime rate credit facilities. Refer to Note 10 for further discussion.

Viridescent has committed $42,000 of the $140,000 drawn down under the Credit Facility, with third-party syndicated affiliates committing the additional $98,000. During the year ended December 31, 2023, the Company incurred interest expense attributable to Viridescent of $5,741. The loan is secured by first-lien mortgages on Acreage’s wholly owned real estate and other commercial security interests. A third-party syndicate served as Administrative Agent for the transaction.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
15.    INCOME TAXES
The domestic and foreign components of loss before income taxes for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
Domestic	$(53,570)	$(160,533)	$(56,959)
Foreign	748	1,860	1,607
Loss before income taxes	$(52,822)	$(158,673)	$(55,352)

The provision for income taxes for the years ended December 31, 2023, 2022 and 2021 are as follows:

Income tax provision	Year Ended December 31,
	2023	2022	2021
Current taxes:
Federal	$18,433	$21,570	$18,992
Foreign	313	400	—
State	6,449	8,880	7,541
Total current	25,195	30,850	26,533
Deferred taxes:
Federal	(37)	(14,210)	(5,955)
State	(17)	(6,618)	(2,773)
Total deferred	(54)	(20,828)	(8,728)
Total income tax provision (benefit)	$25,141	$10,022	$17,805
The table below reconciles the expected statutory federal income tax to the actual income tax provision (benefit):

Tax provision reconciliation	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
	$	%	$	%	$	%
Computed expected federal income tax benefit	$(11,092)	21.0%	$(33,322)	21.0%	$(11,624)	21.0%
Increase (decrease) in income taxes resulting from:
State taxes	(6,606)	12.5	(15,040)	9.5	(6,119)	11.1
Nondeductible permanent items	22,148	(41.9)	47,117	(29.7)	31,521	(57.0)
Pass-through entities & non-controlling interests	2,759	(5.2)	6,769	(4.3)	5,080	(9.2)
Increase in valuation allowance	4,395	(8.3)	1,789	(1.1)	(209)	0.4
Unrecognized Tax Benefits ("UTBs")	18,462	(35.0)	—	—	—	—
Other	(4,925)	9.3	2,709	(1.7)	(844)	1.5
Actual income tax provision (benefit)	$25,141	(47.6)%	$10,022	(6.3)%	$17,805	(32.2)%

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The following table presents a reconciliation of gross unrecognized tax benefits:

Liability on unrecognized tax benefits	Year Ended December 31,
	2023	2022	(1)	2021	(1)
Balance at beginning of period	$5,597	$6,398		$6,224
Increase based on tax positions related to current period	14,531	—		—
Increase based on tax positions related to prior period	18,131	461		738
Decrease based on tax positions related to prior period	(203)	(88)		(548)
Decrease related to settlements with taxing authorities	—	(1,174)		(16)
Balance at end of period	$38,056	$5,597		$6,398
(1) December 31, 2022 and 2021 include a change in presentation to conform to the current year presentation. There was no impact to our Consolidated Financial Statements as a result of this reclassification.
Interest and penalties related to unrecognized tax benefits are recorded as components of the provision for income taxes. As of December 31, 2023 and 2022, the Company had interest accrued of approximately $1,803 and $939, respectively. Accrued interest and penalties are included in Liability on unrecognized tax benefits in the Consolidated Statements of Financial Position.
The principal components of deferred taxes as of December 31, 2023 and 2022 are as follows:

Deferred taxes	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating/capital loss carryforwards	$14,262	$11,043
Other	6,462	5,285
Total deferred tax assets	20,724	16,328
Valuation allowance	(20,724)	(16,328)
Net deferred tax asset	—	—
Deferred tax liabilities:
Partnership basis difference	(10,584)	(9,623)
Net deferred tax liability	(10,584)	(9,623)

Net deferred tax liabilities	$(10,584)	$(9,623)
The Company assesses available positive and negative evidence to estimate if it is more likely than not to use certain jurisdiction-based deferred tax assets including net operating loss carryovers. On the basis of this assessment, a valuation allowance was recorded during the years ended December 31, 2023 and 2022.
As of December 31, 2023, the Company has $500 of domestic federal net operating loss carryovers with no expiration date. As of December 31, 2023, the Company has various state net operating loss carryovers that expire at different times, the earliest of which is 2032.  The statute of limitations with respect to the Company’s federal returns remains open for tax years 2019 and forward.

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

Basic and diluted loss per share is as follows:

	Year Ended December 31,
	2023	2022	2021
Net loss attributable to common shareholders of the Company	$(69,092)	$(139,876)	$(63,010)
Weighted average shares outstanding - basic	113,870	109,690	105,087
Effect of dilutive securities	—	—	—
Weighted average shares - diluted	113,870	109,690	105,087
Net loss per share attributable to common shareholders of the Company - basic	$(0.61)	$(1.28)	$(0.60)
Net loss per share attributable to common shareholders of the Company - diluted	$(0.61)	$(1.28)	$(0.60)
During the year ended December 31, 2023, 5,817 Fixed warrants, 2,524 Floating warrants, 5,882 Fixed Share RSUs, 5,850 Floating Share RSUs, 4,543 Fixed Share stock options, 2,097 Floating Share stock options and 22,698 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive. During the year ended December 31, 2022, 5,817 Fixed warrants, 2,524 Floating warrants, 6,524 Fixed Share RSUs, 527 Floating Share RSUs, 7,337 Fixed Share stock options, 2,267 Floating Share stock options and 22,698 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive.

ACREAGE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
18.    SUBSEQUENT EVENTS
On April 20, 2024 the Company received a notice of default letter from the agents of the Prime rate credit facilities due January 2026, as amended, of the occurrence of certain events of default (the “Default Letter”). The Default Letter contains allegations that there have been three events of default with respect to the credit agreement and the agents and lenders reserved all rights, and that they were in the process of reviewing the appropriate course of action to be taken with respect to the identified events of default. The Default Letter did not identify that there had been any exercise of rights or remedies available to the agents or lenders under Section 9.1 of the credit agreement. The Company is continuing to evaluate the facts surrounding the asserted events of default and the applicable provisions of the Credit Agreement.

Management has reviewed all other events subsequent to December 31, 2023 through the date of issuing these financial statements and determined that no further subsequent events require adjustment or disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ending December 31, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has determined that our internal control over financial reporting as of December 31, 2023, was not effective due to a material weakness in internal controls over financial reporting.
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
The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s principal executive officer and principal financial officer concluding that a material weakness in the Company’s internal controls over financial reporting remained present as of December 31, 2023. Specifically, as a result of turnover and the availability of resources with the appropriate level of technical capabilities (including the impacts on staffing and recruiting and the general global labor shortage brought about by the global COVID-19 pandemic), the Company did not have effective staffing levels and adequate segregation of duties within several finance and accounting processes, including the ability to adequately assess the impairment of goodwill and intangible assets, and cutoff over inventory.
Further, and as a result of this material weakness, the Company’s financial disclosures for the quarterly period ending June 30, 2021 incorrectly disclosed certain debt that was due 11 months after the balance sheet date as long-term rather than as current liabilities. This debt was correctly classified and disclosed as of September 30, 2021. Additionally, and as a result of this material weakness, the Company’s financial disclosures for the quarterly and annual periods ended June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, and September 30, 2021 incorrectly reported the weighted average shares outstanding which resulted in an incorrect determination of earnings per share and diluted earnings per share. The calculation of earnings per share and diluted earnings per share were corrected and disclosed as of December 31, 2021.
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
The Company is working diligently to remediate this material weakness and will continue to evaluate the staffing requirements of the Company as the landscape and needs of the Company continue to evolve. However, there is no assurance that this material weakness will be fully remediated by December 31, 2024, given continuing lasting impacts of COVID-19 on staffing and labor for companies within our industry and otherwise. A material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting
During the third quarter of 2023, we implemented a new Enterprise Resource Planning (“ERP”) system. As a result of this implementation, we revised existing internal controls, processes, and procedures where necessary.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

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

A copy of our Code of Conduct is available without charge to any person desiring a copy of the Code of Conduct. You may request a copy of the Code of Conduct by submitting written request to us at our offices at 366 Madison Avenue, 14th Floor, New York, New York, 10017.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

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

(3) Exhibits Required by Item 601 of Regulation S-K

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
2.1	Arrangement Agreement between Canopy Growth Corporation and Acreage Holdings Inc. dated April 18, 2019.†	6-K	000-56021	99.2	4/30/2019
2.2	First Amendment to Arrangement Agreement between Canopy Growth Corporation and Acreage Holdings, Inc., dated May 15, 2019.	6-K	000-56021	99.2	6/20/2019
2.3	Agency Agreement, between Canaccord Genuity Corp. and Acreage Holdings, Inc., dated February 10, 2020.	8-K	000-56021	1.1	2/13/2020
2.4	Second Amendment to Arrangement Agreement between Canopy Growth Corporation and Acreage Holdings, Inc., dated September 23, 2020. †	8-K	000-56021	10.1	9/28/2020
2.5	Proposal Agreement Between Canopy Growth Corporation and Acreage Holdings Inc. dated June 24, 2020	8-K	000-56021	2.1	6/30/2020
2.6	Arrangement Agreement, dated October 24, 2022, by and among Acreage Holdings, Inc., Canopy Growth Corporation and Canopy USA, LLC.	8-K	000-56021	10.1	10/31/2022
2.7	First Amendment to Arrangement Agreement, dated March 17, 2023, by and among Acreage Holdings, Inc., Canopy Growth Corporation and Canopy USA, LLC.	8-K	000-56021	10.1	3/21/2023
2.8	Second Amendment to the Arrangement Agreement dated May 31, 2023 by and among Acreage Holdings, Inc., Canopy Growth Corporation and Canopy USA, LLC	8-K	000-56021	10.1	6/5/2023
2.9	Third Amendment to Arrangement Agreement, dated August 31, 2023, by and among Acreage Holdings, Inc., Canopy Growth Corporation and Canopy USA, LLC	8-K	000-56021	10.1	9/6/2023
2.10	Fourth Amendment to Arrangement Agreement, dated October 31, 2023, by and among Acreage Holdings, Inc., Canopy Growth Corporation and Canopy USA, LLC	8-K	000-56021	10.1	11/3/2023
2.11	Fifth Amendment to Arrangement Agreement, dated December 29, 2023, by and among Acreage Holdings, Inc., Canopy Growth Corporation and Canopy USA, LLC	8-K	000-56021	10.1	12/29/2023
2.12	Sixth Amendment to Arrangement Agreement, dated March 29, 2024, by and among Acreage Holdings, Inc., Canopy Growth Corporation and Canopy USA, LLC	8-K	000-56021	10.1	3/29/2024

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
2.13	Seventh Amendment to Arrangement Agreement, dated April 25, 2024, by and among Acreage Holdings, Inc., Canopy Growth Corporation and Canopy USA, LLC					X
3.1	Articles of Incorporation.	8-A	000-56071	3.1	9/23/2020
4.1	Form of Indenture.	F-10	333-232313	7.1	6/24/2019
4.2	Special Warrant Indenture, between Acreage Holdings, Inc. and Odyssey Trust Company, dated February 10, 2020.	8-K	000-56021	4.2	2/13/2020
4.3	Warrant Indenture, between Acreage Holdings, Inc. and Odyssey Trust Company, dated February 10, 2020.	8-K	000-56021	4.3	2/13/2020
4.4	Description of Securities					X
10.1	Acreage Holdings, Inc. Omnibus Incentive Plan, as amended and restated September 23, 2020.+	S-1	333-252828	10.1	2/8/2021
10.2	Form of Stock Option Award Agreement.+	S-1	333-252828	10.2	2/8/2021
10.3	Form of Restricted Stock Award Agreement.	S-1	333-252828	10.3	2/8/2021
10.4	Form of Indemnity Agreement.	10-K	000-56021	10.4	5/29/2020
10.5	Third Amended and Restated Limited Liability Agreement of High Street Capital Partners, LLC, dated November 14, 2018.	40-F	000-56021	99.42	1/29/2019
10.6	First Amendment to Third Amended and Restated Limited Liability Agreement of High Street Capital Partners, LLC, dated May 10, 2019.	10-K	000-56021	10.6	5/29/2020
10.7	Second Amendment to Third Amended and Restated Limited Liability Agreement of High Street Capital Partners, LLC, dated June 27, 2019.	10-K	000-56021	10.7	5/29/2020
10.8	Third Amendment to Third Amended and Restated Limited Liability Agreement of High Street Capital Partners, LLC, dated September 23, 2020.	S-1	333-252828	10.7	2/8/2021
10.9	Fourth Amendment to Third Amended and Restated Limited Liability Agreement of High Street Capital Partners, LLC, dated October 24, 2022.	8-K	000-56021	10.5	10/31/2022
10.10	Tax Receivables Agreement, by and among Acreage Holdings America, Inc., High Street Capital Partners, LLC and the members of the High Street Capital Partners, LLC, dated November 14, 2018.	40-F	000-56021	99.43	1/29/2019
10.11	Third Amendment to Tax Receivables Agreement, by and among Acreage Holdings America, Inc., High Street Capital Partners, LLC and the members of the High Street Capital Partners, LLC, dated November 14, 2018.**	8-K	000-56021	10.4	10/31/2022
10.12	Coattail Agreement, between Acreage Holdings, Inc. and Odyssey Trust Fund, dated November 14, 2018.	40-F	000-56021	99.41	1/29/2019
10.13	Support Agreement, between Acreage Holdings, Inc. and Acreage Holdings WC, Inc., dated November 14, 2018.	40-F	000-56021	99.44	1/29/2019

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
10.14	Support Agreement, by and among Acreage Holdings, Inc., Acreage Holdings America, Inc. and High Street Capital Partners, dated November 14, 2018.	40-F	000-56021	99.45	1/29/2019
10.15	Debenture issued to Universal Hemp, LLC to 11065220, dated as of September 23, 2020	8-K	000-56021	10.2	9/28/2020
10.16	Amendment to Warrant Indenture between Acreage Holdings, Inc. and Odyssey Trust Company, dated as of September 23, 2020.	8-K	000-56021	10.4	9/28/2020
10.17	Loan Agreement, dated September 28, 2020.**	8-K	000-56021	10.1	9/30/2020
10.18	Form of Voting Support and Lock-Up Agreement.	8-K	000-56021	1.1	8/19/2020
10.19	Credit Agreement by and among High Street Capital Partners, LLC, Acreage Holdings, Inc., other loan parties listed therein, AFC Agent LLC and VRT Agent LLC dated December 16, 2021	8-K	000-56021	10.1	12/22/2021
10.20	First Amendment to Credit Agreement and Incremental Increase Activation Notice, dated October 24, 2022, by and among High Street Capital Partners, LLC, Acreage Holdings, Inc., each lender identified on the signature pages thereto, AFC Agent LLC, as co-agent for the lenders, and VRT Agent LLC, as co-agent for the lenders**	8-K	000-56021	10.3	10/31/2022
10.21	Second Amendment to Credit Agreement, dated April 28, 2023, by and among High Street Capital Partners, LLC, Acreage Holdings, Inc., each lender identified on the signature pages thereto, AFC Agent LLC, as co-agent for the lenders, and VRT Agent LLC, as co-agent for the lenders. +	8-K	000-56021	10.1	5/4/2023
10.22	Amendment No.1 dated December 16, 2021, to the Loan Agreement dated September 28, 2020, by and among HSCP CN Holdings II ULC, High Street Capital Partners, LLC and the Lender	8-K	000-56021	10.2	12/22/2021
10.23	Form of Voting Support Agreement dated October 24, 2022.	8-K	000-56021	10.2	10/31/2023
10.24	Secured Promissory Note between CF Bliss LLC, as the Borrower, and High Street Capital Partners, LLC, as the Lender, in the amount of $5,850,000 dated July 1, 2022.	8-K	000-56021	10.1	7/8/2022
10.25	Bonus Letter Agreement, dated July 11, 2022, between Acreage Holdings, Inc. and Peter Caldini.+	8-K	000-56021	10.1	7/15/2022
10.26	Bonus Letter Agreement, dated July 11, 2022, between Acreage Holdings, Inc. and Steve Goertz.+	8-K	000-56021	10.2	7/15/2022
10.27	Offer of Employment Letter, dated February 15, 2021, by and between Acreage Holdings, Inc. and Steve Goertz +	8-K	000-56021	10.1	2/26/2021
10.28	Offer of Employment Letter,dated February 15, 2021, by and between Acreage Holdings, Inc. and Dennis Curran +	8-K	000-56021	10.1	3/4/2022

Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
10.29	Offer Letter between Acreage Holdings, Inc. and Dennis Curran, dated June 2, 2023 +	8-K	000-56021	10.2	6/5/2023
10.30	Offer Letter between Acreage Holdings, Inc. and Carl Nesbitt, dated June 28, 2023 +	8-K	000-56021	10.1	7/3/2023
10.31	Offer Letter between Acreage Holdings, Inc. and Philip Himmelstein, dated December 8, 2023. +	8-K	000-56021	10.1	12/13/2023
10.32	Offer Letter between Acreage Holdings Inc. and Corey Sheahan, dated March 18, 2022.					X
21.1	Subsidiaries as of December 31, 2023					X
23.1	Consent of Marcum LLP, the Independent Registered Public Accounting Firm of Acreage Holdings, Inc.					X
24.1	Power of Attorney (included on the signature page).					X
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
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
Date: April 29, 2024

Acreage Holdings, Inc.

By:	/s/ Philip Himmelstein
Philip Himmelstein
Interim Chief Financial Officer
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis Curran and Corey Sheahan, jointly and severally, as attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Dennis Curran	Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2024
Dennis Curran

/s/ Philip Himmelstein	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2024
Philip Himmelstein

/s/ John Boehner	Director	April 29, 2024
John Boehner

/s/ William Van Faasen	Director	April 29, 2024
William Van Faasen

/s/ Corey Sheahan	Director	April 29, 2024
Corey Sheahan