Form 10-K/A
period 2023-12-31
Acreage Holdings, Inc.
filed 2024-04-30
CIK 1762359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “Annual Report”) of Acreage Holdings, Inc. (the “Company”) for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2024. We are filing this Amendment to include Part III of Form 10-K because we did not file our definitive proxy statement within 120 days of our fiscal year-end.

In addition, the Exhibit Index contained in Item 15 of Part IV of the Annual Report is hereby restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above otherwise, no other changes have been made to the Annual Report. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Annual Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Annual Report.

TABLE OF CONTENTS
Acreage Holdings, Inc.
Form 10-K/A
For the Fiscal Year Ended December 31, 2023

Cautionary Statement Regarding Forward Looking-Statements

This Amendment No.1 to the Annual Report of Acreage Holdings, Inc. (“Acreage” or the “Company”) contains statements that include forward-looking information and are forward-looking statements within the meaning of applicable Canadian and United States securities legislation (“forward-looking statements”), including the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements, other than statements of historical fact, included herein are forward-looking statements, including, for greater certainty, the statements regarding the proposed transaction with Canopy Growth Corporation (“Canopy Growth” or “Canopy”), including the anticipated benefits and likelihood of completion thereof.

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

A description of additional assumptions used to develop such forward-looking statements and a description of additional risk factors that may cause actual results to differ materially from forward-looking statements can be found in Part I, Item 1A of the Annual Report under the heading “Risk Factors.” Although Acreage has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Readers are cautioned that the foregoing list of factors is not exhaustive. Readers are further cautioned not to place undue reliance on forward-looking statements as there can be no assurance that the plans, intentions or expectations upon which they are placed will occur. Forward-looking statements contained in this Amendment are expressly qualified by this cautionary statement. The forward-looking statements contained in this Amendment represent the expectations of Acreage as of the date of this Amendment and, accordingly, are subject to change after such date. However, Acreage expressly disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as expressly required by applicable securities law.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The table below sets forth certain information regarding the director nominees and directors including their respective positions with the Corporation, principal occupations or employment during the last five years and the dates on which they became directors of the Corporation.

Name, Municipality of Residence and Title(1)	Principal Occupation for the Past Five Years(1)	Director of the Corporation Since
Dennis Curran(3) Director New York, NY	Chairman and Chief Executive Officer of Acreage Holdings, Inc. and former Chief Customer Officer at GSK Consumer Healthcare	July 1, 2023
John Boehner(2) (3) Director Marco Island, Florida, U.S.	Former Speaker of the U.S. House of Representatives	November 14, 2018
William C. Van Faasen(2) (3) Lead Independent Director Boston, Massachusetts, U.S.	Chair Emeritus of Blue Cross Blue Shield of Massachusetts	November 14, 2018
Corey J. Sheahan Director Greenwich, Connecticut	Executive Vice President, General Counsel and Secretary of Acreage Holdings, Inc. and former Chief Legal Officer of Ascend Wellness Holdings, Inc.	August 4, 2023
Notes:
(1) The information as to municipality of residence and principal occupation has been furnished by the respective directors and officers of the Corporation individually.
(2) Member of the Compensation and Corporate Governance Committee.
(3) Member of the Audit Committee.

There are no contracts, arrangements or understandings between any nominee and any other person (other than the directors and officers of the Corporation acting solely in such capacity) pursuant to which the nominee has been or is to be elected as a director.

The following are brief biographies of each of the directors:

Dennis Curran, Director, Chief Executive Officer (age 59): Dennis Curran was promoted to Chief Executive Officer on July 1, 2023 after joining Acreage in March 2022 as the Chief Operating Officer. Mr. Curran brings over 35 years of leadership experience in multiple product categories, sales, trade channels, distributor management, marketing, and business maturity in both domestic and international markets. Before joining Acreage, he was the Chief Customer Officer at GSK Consumer Healthcare and was responsible for delivering sales, profitability, and innovation for the United States, the business’ largest market. Prior to GSK, Mr. Curran had a career spanning 29 years with Procter and Gamble (P&G) in both the US and Europe working with some of the world’s leading consumer brands. His last role at P&G was Regional Manager and President for P&G’s North American Prestige business. Mr. Curran was responsible for overseeing sales, marketing, operations, and communications for various prestige brands with a portfolio worth roughly $550 million.

John A. Boehner, Director (age 74): John A. Boehner is a former Speaker of the U.S. House of Representatives. Mr. Boehner served in the U.S. House of Representatives from 1991 to October 2015 and served as Speaker of the U.S. House of Representatives from January 2011 to October 2015. Prior to entering public service, Speaker Boehner spent years running a small business representing manufacturers in the packaging and plastics industry. He championed a number of major reform projects as a Member of Congress. During his nearly five years as Speaker, Mr. Boehner developed a reputation for bringing Republicans and Democrats together in support of major policy initiatives. Mr. Boehner’s business experience and extensive service and leadership in the U.S. House of Representatives, and his insight into public policy, governmental relations and regulatory matters qualify him to serve on our Board.

William C. Van Faasen, Director (age 75): William C. Van Faasen served as Interim Chief Executive Officer of the Corporation from June - December 2020. Prior to that role, Mr. Van Faasen was Chairman of Blue Cross Blue Shield of Massachusetts, a state licensed private health insurance company under the Blue Cross Blue Shield Association, from 2002 to 2007, interim President and Chief Executive Officer from March 2010 to September 2010 and Chair of the Board from September 2010 to March 2014 when he was named, and currently serves as, Chair Emeritus. Mr. Van Faasen joined Blue Cross in 1990 as Executive Vice President and Chief Operating Officer and served as President from 1992 to 2004 and Chief

Executive Officer from 1992 to 2005. Mr. Van Faasen has served in operational, marketing, and health care capacities for over 20 years and has been engaged in numerous civic and community activities, including Chair of the Initiative for a New Economy, Chair of Greater Boston Chamber of Commerce and Chair of United Way Massachusetts Bay. Mr. Van Faasen currently serves as a board member of Eversource Energy and the lead director of Liberty Mutual Group. Previously, Mr. Van Faasen served on the boards of Boston Private Industry Council, the Boston Minuteman Council, Boy Scouts of America, the BCBSMA Foundation, BankBoston, Citizens Bank of Massachusetts, IMS Health, PolyMedica Corporation and Tier Technologies. Mr. Van Faasen’s service as chief executive and chief operating experience, and his service Chairman, at Blue Cross Blue Shield of Massachusetts, a private health insurance company in a highly regulated industry, qualify him to serve on our Board.

Corey J. Sheahan, Director, General Counsel and Corporate Secretary (age 38): Corey rejoined Acreage Holdings, Inc. in April 2022 as Executive Vice President, General Counsel and Secretary. Prior to rejoining the Corporation, Mr. Sheahan was Executive Vice President – Legal of Ascend Wellness Holdings, Inc., a multi-state operator in the cannabis industry, from September 2020 to March 2022. Before that, he was Corporate Counsel at Acreage from July 2018 to June 2019 and later Deputy General Counsel from June 2019 to September 2020. Before joining Acreage in July 2018, he was an associate in Foley & Lardner’s corporate practice group, where he focused on advising public companies on securities laws, corporate governance and public and private financing transactions, and public and private companies on mergers and acquisitions and other commercial transactions. Mr. Sheahan graduated from the University of Wisconsin-Madison in 2008 with a Bachelor of Arts in Economics and History. He also holds Juris Doctor degree from Duke University School of Law. Mr. Sheahan’s service as general counsel experience, and his service at two publicly listed cannabis companies, qualify him to serve on our Board.

CORPORATE GOVERNANCE AND AUDIT COMMITTEE DISCLOSURE

The Board is committed to the highest standards of integrity, fiduciary duty and corporate governance. National Instrument 58-101 - Disclosure of Corporate Governance Practices (“NI 58-101”) and National Policy 58-201 - Corporate Governance Guidelines (“NP 58-201”, and together with NI 58-101, the “CSA Guidelines”) set out a series of guidelines for effective corporate governance. Under the CSA Guidelines, the Corporation must disclose on an annual basis the corporate governance practices it has adopted. Further, the Corporation acknowledges the concerns of the Canadian Securities Administrators (“CSA”) noted in CSA Staff Notice 51-359 Corporate Governance Related Disclosure Expectations for Reporting Issuers in the Cannabis Industry (the “Staff Notice”). In particular, the Staff Notice states that detailed information of any cross-ownership of financial interests in the cannabis industry should be disclosed in applicable disclosure documents, along with maintaining the independence of board members. In this section, the Corporation summarizes such practices, in addition to certain other governance matters. Our Board Mandate and charters for our Board’s Audit and Compensation and Corporate Governance Committee are available on our website, www.investors.acreageholdings.com/governance-documents, and are otherwise available in print to any Shareholder who requests them from our Corporate Secretary. Other than the text of the charters, we are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this proxy statement.

Board of Directors

Composition and Independence

The Board is currently comprised of four members. Two of the four directors are considered to be independent under the CSA Guidelines and in accordance with National Instrument 52-110 - Audit Committees (“NI 52-110”). Under NI 52-110, an independent director is one who is free from any direct or indirect relationship which could, in the view of the Board, be reasonably expected to interfere with such director’s exercise of independent judgment. The current directors of the Corporation who are independent are John Boehner and William C. Van Faasen. Prior to their respective resignations, each of Katie J. Bayne, Patricia Lopez, Douglas Maine, Steven Strom and Brian Mulroney were deemed independent directors. Dennis Curran and Corey Sheahan are not independent, given that they currently serve and receive compensation as the Chief Executive Officer and General Counsel, respectively, of the Corporation. Messrs. Caldini and Murphy also were not deemed independent during their time served as directors. Currently, our Board believes it is in the best interests of the Corporation to appoint a lead independent director. Our Board believes that this leadership structure currently assists our Board in creating a unified vision for our Corporation, streamlines accountability for our performance and facilitates our Board’s efficient and effective functioning. Willian C. Van Faasen is the current lead independent director of the Corporation. The lead independent director is expected to coordinate the activities of the other independent directors and to perform such other duties and responsibilities as the Board may direct. See “Position Description”.

The independent directors meet for in camera sessions without non-independent directors and members of management at the end of each regular Board meeting (unless they waive such requirement).

Other Directorships

Currently, the following directors serve on the boards of other public companies, as listed below:

Name of Director	Other Reporting Issuers
John Boehner	Titan Mining Corporation (TSX: TI)
Augusta Gold Corp. (OCTMKTS: AUGG)
William C. Van Faasen	Eversource Energy (NYSE: ES)

Meeting Attendance

The Board met four times during 2023, and each of our directors attended 75% or more of the aggregate number of meetings of the Board and the committees on which he or she served, in each case while the director was serving on our Board or such committees, as applicable. The Board met in executive sessions during all regularly scheduled meetings, without management present, and plans to continue that process going forward. The lead independent director presided over these executive sessions.

Position Description

The Board has developed a written position description for the lead independent director. The lead independent director is expected to provide leadership to independent directors by:

•serving as Chair of the meetings of the independent directors;
•serving as principal liaison between the independent directors and the Chief Executive Officer of the Corporation and between the independent directors and senior management of the Corporation;
•ensuring that independent directors have adequate opportunities to meet and discuss issues in meetings of the independent directors without management of the Corporation or non-independent directors present;
•communicating to management of the Corporation or the Board, as appropriate, the results of meetings among independent directors;
•convening meetings of the Board with the concurrence of at least one other director as appropriate to discuss matters requiring consideration or discussion amongst the members of the Board;
•in the absence of the Chair, presiding as chair at meetings of the Board;
•endeavoring to ensure reasonable procedures are in place for directors to engage outside advisors at the expense of the Corporation in appropriate circumstances;
•being the primary contact for stakeholders who wish to contact independent directors; and
•performing such other duties as the Board may from time to time direct.

Communications with the Board

Shareholders may communicate with our Board or individual directors by submitting communications in writing to us to: Office of the Corporate Secretary, 366 Madison Avenue, 14th Floor, New York, New York, 10017.

Board Mandate

The mandate of the Board (the “Board Mandate”) is focused on governance and stewardship of the business carried on by the Corporation and its subsidiaries as a whole and to act with a view to the best interests of the Corporation and its Shareholders. The Board has adopted a written mandate which provides that the core responsibilities of the Board include stewardship and oversight in the following areas:

(a) Overseeing Shareholder Communication

The Board shall ensure there is effective communication between the Corporation and its Shareholders, other stakeholders and the public. The Board meets annually to review the Corporation’s communication and disclosure policies.

(b) Establishing Strategic Goals, Performance Objectives and Operational Policies

The Board reviews and approves strategic corporate objectives and is responsible for establishing corporate values against which the performance of the Corporation and its subsidiaries are measured. At least annually, the Board will meet to approve long-term strategies, review and approve strategic and operational plans and budgets developed by management, set targets against which to measure corporate and executive performance and satisfy itself that a portion of executive compensation is linked appropriately to performance of the Corporation.

(c) Delegating Management Authority

The Board shall satisfy itself that processes are in place with respect to the appointment, development, evaluation and succession of senior management of the Corporation and its subsidiaries and that the Chief Executive Officer and the other executive officers of the Corporation create a culture of integrity throughout the Corporation and its subsidiaries. Among other things, the Board shall delegate to the Chief Executive Officer and such other executive officers determined are appropriate, the authority to manage the business of the Corporation and its subsidiaries and to make decisions regarding the ordinary course of business and operations in accordance with the Corporation’s Delegation of Authority Policy and ensure that the Delegation of Authority Policy is reviewed annually.

(d) Monitoring Risk, Compliance and Corporate Performance

The Board shall assess and monitor the principal risks of all aspects of the businesses in which the Corporation and its subsidiaries as a whole are engaged. The Board is responsible for monitoring the performance of the Corporation and its subsidiaries against both short-term and long-term strategic plans and annual performance targets, and monitoring compliance with Board policies and the effectiveness of risk management practices. In addition, the Board shall verify effective internal controls and see that management information systems are implemented and maintained, which ensure the directors discharge the Board’s oversight responsibilities, including the Corporation’s compliance with legal and regulatory requirements related to financial and other continuous disclosure reporting.

(e) Developing Board Processes

The Board develops procedures relating to the conduct of its business and the fulfillment of the Board’s responsibilities. It is also responsible, through the Compensation and Corporate Governance Committee, for developing the Board’s approach to corporate governance.

Board Committees

At present, the Board has three standing committees, the Audit Committee, the Compensation and Corporate Governance Committee and the M&A Committee.

Audit Committee

The Audit Committee met four times during 2023. The Audit Committee is currently comprised of three members: William C. Van Faasen (Chair), Dennis Curran and John A. Boehner. William C. Van Faasen and John A. Boehner are independent within the meaning of NI 52-110 and both are financially literate within the meaning of NI 52-110. Information concerning the relevant education and experience of the Audit Committee members can be found in “Business to be Transacted at the Meeting - Election of Directors” in this Proxy Statement. The Board has determined that William C. Van Faasen qualifies under the SEC’s rules as an “audit committee financial expert.”

The principal duties and responsibilities of the Audit Committee are to assist the Board in discharging the oversight of:

•the integrity of the Corporation’s consolidated financial statements and accounting and financial processes and the audits of the Corporation’s consolidated financial statements;
•the Corporation’s compliance with legal and regulatory requirements;
•the Corporation’s external auditors’ qualifications and independence;
•the work and performance of the Corporation’s financial management and its external auditors; and
•the Corporation’s system of disclosure controls and procedures and system of internal controls regarding finance, accounting, legal compliance, and risk management established by management and the Board.

Also, as part of its program of risk oversight, the Audit Committee is responsible for overseeing cybersecurity risk, information risk and technology risk, as well as management’s actions to identify, assess, mitigate, remediate material issues. In fulfilling its responsibilities, the Audit Committee meets regularly with the Corporation’s auditor and key management members.

The Corporation’s Audit Committee is governed by an audit committee charter is available on our website at investors.acreageholdings.com. The Audit Committee has access to all of the Corporation’s books, records, facilities and personnel and may request any information about the Corporation as it may deem appropriate. It also has the authority to retain and compensate special legal, accounting, financial and other consultants or advisors to advise the Audit Committee, and is responsible for the pre-approval of all non-audit services to be provided by our auditors. Since the commencement of the Corporation’s most recently completed financial year, the Board has not failed to adopt a recommendation of the Audit Committee to nominate or compensate an external auditor.

Audit Committee Report

In connection with its function to oversee and monitor the financial reporting process of the Corporation, the Audit Committee has done the following:

•reviewed and discussed the Corporation’s audited financial statements for the fiscal year ended December 31, 2023 with the Corporation’s management;
•discussed with Marcum LLP, the Corporation’s independent registered public accounting firm, those matters required to be discussed by the Public Company Accounting Oversight Board and the SEC; and
•received the written disclosures and the letter from Marcum LLP required by the applicable requirements of the Public Company Accounting Oversight Board, considered whether the provisions of non-audit services by Marcum LLP are compatible with maintaining Marcum LLP’s independence, and discussed with Marcum LLP its independence.

Based on the foregoing, the Audit Committee recommended to the Board that our audited financial statements be included in our Annual Report.

Audit Committee of the Board of Directors
William C. Van Faasen (Chair)
Dennis Curran
John A. Boehner

Compensation and Corporate Governance Committee

The Compensation and Corporate Governance Committee met three times during 2023. The Compensation and Corporate Governance Committee is currently comprised of two members: John Boehner (Chair) and William C. Van Faasen, both of whom are independent within the meaning of NI 52-110.

The principal duties and responsibilities of the Compensation and Corporate Governance Committee are to assist the Board in discharging its oversight of:

•executive and director compensation;
•executive compensation disclosure;
•management development and succession;
•the Corporation’s overall approach to corporate governance;
•the size, composition and structure of the Board and its committees;
•orientation and continuing education for directors;
•related party transactions and other matters involving conflicts of interest; and
•any additional matters delegated to the Compensation and Corporate Governance Committee by the Board.

Orientation and Continuing Education

No formal program currently exists for the orientation of new directors. It is expected that existing directors will provide orientation and education to any new members on an informal and ad hoc basis. No formal continuing education program currently exists for the directors of the Corporation; however, the Corporation encourages directors to attend, enroll or participate in courses and/or seminars dealing with financial literacy, corporate governance and related matters. Each director of the Corporation has the responsibility for ensuring that he or she maintains the skill and knowledge necessary to meet his or her obligations as a director.

Ethical Business Conduct

The directors of the Corporation have adopted a formal written code of ethics and business conduct (the “Code”) in addition to compliance with applicable governmental laws, rules and regulations. The Code is designed to deter wrongdoing and to promote:

•honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•avoidance of conflicts of interest with the interests of the Corporation;
•protection and proper use of corporate assets and opportunities;
•compliance with applicable governmental laws, rules and regulations;
•the prompt reporting of any violations of the Code to an appropriate person or person identified in the Code; and
•accountability for adherence to the Code.

The Code sets the minimum standards expected to be met or exceeded in all business and dealings of the Corporation and provides guidelines to help address new situations. The directors of the Corporation expect the Corporation’s employees, officers, directors and representatives to act with honesty and integrity and to avoid any relationship or activity that might create, or appear to create, a conflict between their personal interest and the interests of the Corporation.

Nomination of Directors

The Board is responsible for nominating members for election to the Board by the Corporation’s Shareholders at the annual general meeting of Shareholders. The Board is also responsible for filling vacancies on the Board that may occur between annual general meetings of Shareholders. The Compensation and Corporate Governance Committee shall be responsible for identifying, reviewing, evaluating and recommending to the Board candidates to serve as directors of the Corporation, in accordance with its charter and consistent with the criteria set forth in the Board Mandate. The criteria will reflect, among other things:

•competencies, skills and personal qualities that the Board considers to be necessary for the Board, as a whole, to possess;
•competencies, skills and personal qualities that the Board considers each existing director to possess;
•competencies, skills and personal qualities that each new director would bring to the Board; and
•responsibilities that would materially interfere with or be incompatible with Board membership.

In identifying, reviewing, evaluating and recommending to the Board candidates to serve as directors of the Corporation, the Compensation and Corporate Governance Committee will seek to identify candidates providing for diverse backgrounds with outstanding business experience, and candidates that have a proven ability and significant accomplishments through other enterprises to enable the Board to represent a broad set of capabilities and viewpoints.

Compensation

The Compensation and Corporate Governance Committee is charged with reviewing on an annual basis the compensation and benefits paid to the directors and the Chief Executive Officer, considering market conditions and practice and considering risks and responsibilities.

Related Party Transactions

The Compensation and Corporate Governance Committee is also expected to review and approve all related-party transactions and prepare reports for the Board on such-related party transactions.

Director Terms Limits and Other Mechanisms of Board Renewal

The Corporation does not have a retirement policy and does not discriminate based on age. Similarly, the Board has not adopted a term limit for directors or established a formal process for the renewal of Board membership. The Board is of the view that the imposition of arbitrary director term limits may diminish the benefits derived from continuity amongst members and their familiarity with the Corporation and the industry in which it operates and could unnecessarily expose the Corporation to losing experienced and valuable talent.

ESG Committee or Function Reporting to the Board

The Corporation’s sustainability efforts are overseen by our Board. The Board as a whole, rather than any particular Board committee, actively oversees our objectives, goals, strategies, and activities relating to sustainability and corporate responsibility matters and assists the Board in ensuring that we operate as a sustainable organization and responsible corporate citizen to enhance stockholder value, provide value to the communities in which we operate and protect our reputation.

INDEBTEDNESS OF DIRECTORS AND EXECUTIVE OFFICERS

No director, proposed director, executive officer, nor any of their respective associates or affiliates, is or has been indebted to the Corporation or its subsidiaries since the beginning of the Corporation’s most recently completed financial year.

DIRECTORS’ AND OFFICERS’ LIABILITY INSURANCE

The Corporation maintains directors’ and officers’ liability insurance to protect persons indemnified pursuant to the A&R LLC Agreement against certain expenses, liabilities or losses described in the A&R LLC Agreement whether or not the Corporation would otherwise have the power to indemnify such person against such expenses, liabilities or losses under the provisions of the

A&R LLC Agreement. For the fiscal year ended December 31, 2023, the insurance provided for a coverage limit of US$10,000,000 for claims and expenses, without a retention for each person insured under the policy when the Corporation cannot indemnify such person and with a retention of US$5,000,000 for all other claims (including securities claims against the Corporation) and expenses. The total premiums for the insurance were US$1,850,000 which were paid in full by the Corporation.

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

Item 11. Executive Compensation.
The purpose of this Statement of Executive Compensation is to describe and explain all significant elements of compensation awarded to, earned by, paid to, or payable to the Corporation’s “Named Executive Officers” for the Corporation’s fiscal year ended December 31, 2023.

The Corporation’s “Named Executive Officers” consist of any individual who served as the Chief Executive Officer for any part of the year and the two most highly compensated executive officers of the Corporation other than the Chief Executive Officer (each a “Named Executive Officer” and collectively, the “Named Executive Officers”). For the fiscal year ended December 31, 2023, the Corporation’s Named Executive Officers were: (i) Dennis Curran, who became our Chief Executive Officer effective July 1, 2023 (and was previously our Chief Operating Officer), (ii) Filippo (Peter) Caldini, our former Chief Executive Officer who served in that role through June 30, 2023, (iii) Carl Nesbitt, our Chief Financial Officer, and (iv) Corey Sheahan, our Executive Vice President, General Counsel and Secretary.

Compensation Components

The executive compensation program during the fiscal year ended December 31, 2022, consisted of three principal components: (i) base salaries, (ii) cash incentive compensation, and (iii) equity-based compensation. We also provided our executives standard retirement benefits and certain other benefits described below.

Base Salaries

Base salaries are intended to provide an appropriate level of fixed compensation that will assist in employee retention and recruitment. Base salaries will be determined on an individual basis, taking into consideration the past, current and potential contribution to the Corporation’s success, the position and responsibilities of the Named Executive Officers and competitive industry pay practices for other high growth, premium brand companies of similarly sized companies in the industry. The amount of base salary that we paid to each of our Named Executive Officers for 2023 is shown below in the Summary Compensation Table.

Cash Incentive Compensation

The 2023 Short-Term Incentive Plan (“STI”) provided the participating executives, including the Named Executive Officers the opportunity to earn a cash bonus based on the Corporation’s performance and approved by the Compensation and Corporate Governance Committee of the Board (the “Compensation Committee”). The target bonus under the STI is equal to 100% of Mr. Curran’s and Mr. Caldini’s base salary, and 75% of Mr. Nesbitt’s and Mr. Sheahan’s base salary. STI cash bonuses were earned for 2023 for Mr. Curran and Mr. Sheahan. Mr. Caldini and Mr. Nesbitt did not earn any STI cash bonus for 2023 due to their resignations.

Equity-Based Compensation
For 2023, the long-term component of compensation for executive officers, including the Named Executive Officers, is based on Restricted Stock Units (“RSUs”). This component of compensation is intended to reinforce management’s commitment to long term improvements in the Corporation’s performance.

The Board and the Compensation Committee believe that incentive compensation in the form of RSUs which vest over time and, in some cases, based on the achievement of performance goals, is beneficial and necessary to attract and retain both senior executives and managerial talent at other levels. Furthermore, the Board believes these awards are an effective long-term incentive vehicle because they are directly tied to share price , and motivate executives to deliver sustained long term performance and increase shareholder value, and have a time horizon that aligns with long-term corporate goals.

During 2023, we granted the following equity awards to our Named Executive Officers for their service as employees, all of which were as a result of the Committee’s assessment of the Corporation’s performance during 2023 and to incentivize our officers for their continuing performance in support of the Corporation’s short- and long-term business objectives. Mr. Caldini did not receive any equity awards during 2023 due to his departure prior to the grant date of the annual awards.

a.Awards to Mr. Curran. We granted Mr. Curran 506,250 Fixed RSUs and 759,375 Floating RSUs in July 2023 that vest on July 1, 2024. In addition, in connection with his promotion to Chief Executive Officer and subject to Board approval, we granted Mr. Curran 1,731,602 Floating RSUs in September 2023, 1/3 of which was vested at the time of grant, 1/3 of which will vest when Canopy Growth Corporation shareholders approve the Canopy Capital Reorganization, and 1/3 of which will vest on the date of the closing of the transactions contemplated by the Floating Share Arrangement.
b.Awards to Mr. Nesbitt. We granted Mr. Nesbitt 252,432 Fixed RSUs and 378,647 Floating RSUs in July 2023 that vest on July 1, 2024.
c.Awards to Mr. Sheahan. We granted Mr. Sheahan 506,250 Fixed RSUs and 759,375 Floating RSUs in July 2023 that vest on July 1, 2024.

We granted each of the awards described above under our Omnibus Plan, which we adopted on November 14, 2018 in connection with the RTO. The value of the RSUs that we granted during 2023 appear in the “Stock Awards” column of the Summary Compensation Table below.

Other Compensation and Retirement Plans

In addition to the benefits described above, we also provide our Named Executive Officers with a limited number of other benefits which disclosed and described in the Summary Compensation Table and related footnotes below. Our Named Executive Officers were also eligible to defer compensation into our tax-qualified 401(k) plan on the same basis as our other salaried employees. At this time, the Corporation does not make any matching or other company contributions to the 401(k) plan. We do not provide any other retirement plans or benefits to our Named Executive Officers other than the 401(k) plan.

Offer Letters

When we hired Mr. Curran, we entered into an offer letter with him (the “Curran Offer Letter”). The Curran Offer letter provided that Mr. Curran will be eligible to receive the following benefits while employed by the Corporation: (i) a base salary of $350,000 per year; (ii) an annual bonus, with a target equal to 75% of base salary, and a maximum equal to 150% of base salary, that may be earned based on achievement of financial performance goals set by the Compensation Committee; (iii) participation in the Omnibus Plan and (iv) participation in the Corporation’s other benefit plans generally available to the Corporation’s employees. Under the terms of the Curran Offer Letter, if we terminated Mr. Curran’s employment without “cause” (as defined in the Curran Offer Letter), then he would be entitled to receive 12 months of base salary and benefit allowance continuation. When Mr. Curran was promoted to Chief Executive Officer effective July 1, 2023, we entered into a new offer letter with him (the “Amended Curran Offer Letter”) which provides that (i) his base salary will increase to

$420,000 beginning January 1, 2024, (ii) his target annual bonus would be increased to a target of 100% of base salary, plus he is eligible for an additional annual bonus opportunity, up to 200% of base salary, based on “outperformance” of certain financial performance goals set by the Compensation Committee. Under the terms of the Amended Curran Offer Letter, he remains eligible to receive equity awards under the Omnibus Plan, is entitled to participation in the Company’s other benefit plans generally available to the Corporation’s employees, and would be entitled to 12 months of base salary continuation and subsidized medical coverage in the event his employment is terminated without “cause” (as defined in the Amended Curran Offer Letter).

We entered into an offer letter with Mr. Caldini (the “Caldini Offer Letter”) at the time we hired him to be our Chief Executive Officer in 2020. The Caldini Offer Letter provided that Mr. Caldini was be eligible for the following benefits while employed by the Corporation: (i) a base salary of $400,000 per year; (ii) an annual bonus, with a target equal to 100% of base salary, that may be earned based on achievement of financial performance goals set by the Compensation Committee; (iii) an additional annual bonus opportunity, up to 200% of base salary, based on “outperformance” of certain financial performance goals set by the Compensation Committee; (iv) participation in the Omnibus Plan; and (v) participation in the Corporation’s other benefit plans generally available to the Corporation’s employees. In the event that we terminated Mr. Caldini’s employment without “cause” (as defined in the Caldini Offer Letter), then Mr. Caldini would have been entitled to receive 12 months of base salary continuation and subsidized medical coverage as severance.

We entered into an offer letter with Mr. Nesbitt (the “Nesbitt Offer Letter”) when he was promoted to Chief Financial Officer effective July 3, 2023. The Nesbitt Offer Letter provided that Mr. Nesbitt was eligible for the following benefits while employed by the Corporation: (i) a base salary of $315,000 per year, (ii) an annual bonus, with a target equal to 75% of base salary, and a maximum equal to 200% of base salary, that could be earned based on achievement of financial performance goals set by the Compensation Committee, and (iii) participation in the Omnibus Plan, with a target annual award equal to 300% of base salary, and (iv) participation in the Corporation’s other benefit plans generally available to the Corporation’s employees. In the event that we terminated Mr. Nesbitt’s employment without “cause” (as defined in the Nesbitt Offer Letter), then he would have been entitled to receive 6 months of base salary and subsidized medical coverage as severance.

We entered into an offer letter with Mr. Sheahan (the “Sheahan Offer Letter”) when he was hired as our General Counsel in 2022. The Sheahan Offer Letter provides that Mr. Sheahan is eligible for the following benefits while he is employed by the Corporation: (i) a base salary of $315,000 per year, (ii) an annual bonus, with a target equal to 75% of base salary, and a maximum equal to 200% of base salary, that could be earned based on achievement of financial performance goals set by the Compensation Committee, (iii) participation in the Omnibus Plan, with a target annual award equal to 300% of base salary, and (iv) participation in the Corporation’s other benefit plans generally available to the Corporation’s employees. In the event that we terminate Mr. Sheahan’s employment without “cause” (as defined in the Sheahan Offer Letter), then he would be entitled to receive 6 months of base salary and subsidized medical coverage as severance.

Restrictions on Hedging

The Corporation’s Insider Trading and Reporting Policy prohibits the Corporation’s officers (including the Named Executive Officers), directors and employees from buying or selling financial instruments that are designed to hedge or offset a decrease in market value of equity securities of the Corporation granted as compensation or held, directly or indirectly, by such individuals.

Summary Compensation Table
The following table sets out the compensation for the Corporation’s Named Executive Officers for the years ended December 31, 2023 and December 31, 2022:

Name and Principal Position	Fiscal Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)(1)	Option Awards (US$)(1)	Non-Equity Incentive Plan Compensation (US$)(2)	All Other Compensation (US$)	Total Compensation (US$)
Dennis Curran Chief Executive Officer	2023	$358,764	$—	$797,210	$—	$358,750	$—	$1,514,724
	2022	$298,240	$—	$357,411	$384,251	$—	$—	$1,039,902
Filippo (Peter) Caldini Former Chief Executive Officer	2023	$254,429	$—	$—	$—	$—	$—	$254,429
	2022	$415,015	$2,500,000	$488,171	$535,775	$—	$—	$3,938,961
Carl Nesbitt Chief Financial Officer	2023	$163,433	$—	$115,172	$—	$—	$—	$278,605
Corey Sheahan Executive Vice President, General Counsel & Secretary	2023	$315,012	$—	$230,976	$—	$236,250	$—	$782,238

Notes:
(1) Represents the aggregate grant date fair value of the RSUs and options that the Corporation granted to each Named Executive Officer during the applicable year, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, which excludes the effect of estimated forfeitures. Further information regarding the valuation of equity awards can be found in Note 12 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023.
(2) For 2023, reflects the annual incentive bonuses that were agreed to be paid in April 2024. To date these bonuses have not yet been paid.

Outstanding Equity Awards as of December 31, 2023

The following table sets out information concerning all outstanding share-based awards and option-based awards granted by the Corporation to the Corporation’s Named Executive Officers as at December 31, 2023. Mr. Nesbitt resigned effective December 31, 2023 and forfeited all outstanding awards as of such date, so he is excluded from the table below.

			Options Awards					Stock Awards
Name / Plan	Share Type	Grant Date	Number of Securities Underlying Unexercised Options – Exercisable (#)	Number of Securities Underlying Unexercised Options – Unexercisable (#)		Option Exercise Price (US $)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (US $)(1)
Dennis Curran	Fixed Options	7/12/2022	384,312	768,625	(2)	$0.59	7/1/2027	—		—
	Fixed RSUs	7/12/2022	—	—		$—	—	337,445	(2)	$42,181
	Floating RSUs	7/25/2023	—	—		$—	—	759,375	(3)	$189,844
	Fixed RSUs	7/25/2023	—	—		$—	—	506,250	(3)	$63,281
Peter Caldini	Fixed Options	12/31/2020	337,037	—		$3.15	12/31/2025	—		—
	Floating Options	12/31/2020	221,951	—		$2.05	12/31/2025	—		—
Corey Sheahan	Fixed Options	11/14/2018	14,700	14,700	(4)	$18.70	11/14/2028	—		—
	Fixed Options	7/12/2022	337,445	674,890	(4)	$0.34	7/1/2027	—		—
	Floating Options	11/14/2018	6,300	—		$18.70	11/14/2028	—		—
	Fixed RSUs	7/12/2022	—	—		—	—	337,445	(4)	$42,181
	Floating RSUs	7/25/2023	—	—		—	—	759,375	(3)	$189,844
	Fixed RSUs	7/25/2023	—	—		—	—	506,250	(3)	$63,281

Notes:
(1) The price of our Fixed Shares was $0.125 and the price of our Floating Shares was $0.25 on 12/29/23, the last trading day of 2023.
(2) These awards vest in two substantially equal installments on March 1 of 2024 and 2025.
(3) These awards vest on July 1, 2024.
(4) These awards vest in two substantially equal installments on July 1 of 2024 and 2025.

Termination and Change of Control Benefits

As noted above, Mr. Caldini and Mr. Nesbitt both resigned from the Company during 2023. Neither Mr. Caldini nor Mr. Nesbitt received any severance benefits in connection with their resignation.

The other Named Executive Officers are not entitled to any payments following or in connection with any termination, resignation, retirement, change in control or change in the responsibilities of the Named Executive Officers, except for the following:
•As disclosed above under the heading “Offer Letters,” in the event that we terminate Mr. Curran’s or Mr. Sheahan’s employment without “cause” (as defined in the Curran Offer Letter and the Sheahan Offer Letter, respectively), then upon termination Mr. Curran would be entitled to receive 12 months of base salary continuation and subsidized medical coverage, and Mr. Sheahan would be entitled to receive 6 months of base salary continuation and subsidized medical coverage.

•Pursuant to the terms of our Omnibus Plan, all outstanding stock options will become fully exercisable immediately before a change in control, and any RSUs (other than the Mr. Curran’s RSUs that will only vest upon Canopy Growth Corporation’s shareholders approval of the Canopy Capital Reorganization or the closing of the transactions contemplated by the Floating Share Arrangement) will become fully vested upon the change in control unless the surviving entity agrees to assume the awards or issue substitute awards.

Director Compensation

During 2022, we paid each of our directors an equity retainer of 267,813 fully vested Fixed Shares. In addition, Kevin Murphy and Steven Strom received an additional 26,782 fully vested Fixed Shares for their services rendered as Committee Chairs. Upon his appointment to the Board, Mr. Strom received 27,778 fully vested Fixed Shares and 94,538 fully vested Floating Shares. We also reimbursed our directors for any out-of-pocket travel expenses incurred in order to attend meetings of the Board, committees of the Board or meetings of the Corporation’s shareholders. We did not provide our directors with a cash retainer or any payments for attending Board meetings.

Director Compensation Table

The following table sets forth information concerning the compensation earned by directors during the 12 months ended
December 31, 2023.

Name	Fees Earned (US$)	Share-Based Awards (US$)(1)(2)	Option Awards (US$)	All Other Compensation (US$)	Total (US$)
John Boehner	—	$69,476	—	—	$69,476
Bill Van Faasen	—	$69,476	—	—	$69,476

Notes:
(1) Represents the grant date fair value, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(2) As of December 31, 2023, Mr. Boehner had 334,822 Floating RSUs outstanding and Mr. Van Faasen had 334,822 Floating RSUs outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information with respect to the beneficial ownership of our shares as of April 22, 2024 by: each current director and director nominee; each executive officer appearing in the Statement of Executive Compensation; all directors and executive officers as a group; and any person who is known to us to beneficially own more than 5% of the outstanding shares based on our review of the reports regarding ownership filed with the SEC in accordance with Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended (the “U.S. Exchange Act”).

Name of Beneficial Owner/Class of Stock(1)	Share Ownership and Percentage of Class(2)	Percentage of Aggregate Voting Power of Class
Kevin P. Murphy		82.1%
Class D Subordinate Voting Shares(3)	1,910,445	5.3%
Class E Subordinate Voting Shares(4)	4,207,904	5.1%
Class F Multiple Voting Shares	117,600	100.0%
Common Units of High Street Capital Partners, LLC	15,957,908	71.3%
John Boehner		*
Class D Subordinate Voting Shares(3)	221,766	*
Class E Subordinate Voting Shares	364,050	*
Class F Multiple Voting Shares	—	—
Common Units of High Street Capital Partners, LLC	360,107	1.6%
William C. Van Faasen		*
Class D Subordinate Voting Shares(3)	296,172	*
Class E Subordinate Voting Shares	537,325	*
Class F Multiple Voting Shares	—	—
Common Units of High Street Capital Partners, LLC	—	—
Philip Himmelstein		*
Class D Subordinate Voting Shares(3)	3,782	*
Class E Subordinate Voting Shares	68,065	*
Class F Multiple Voting Shares	—	—
Common Units of High Street Capital Partners, LLC	—	—
Corey J. Sheahan		*
Class D Subordinate Voting Shares(3)	6,300	*
Class E Subordinate Voting Shares(4)	467,327	*
Class F Multiple Voting Shares	—	—
Common Units of High Street Capital Partners, LLC	—	—
Dennis Curran		*
Class D Subordinate Voting Shares(3)	1,731,602	4.8%
Class E Subordinate Voting Shares(4)	986,436	1.2%
Class F Multiple Voting Shares	—	—
Common Units of High Street Capital Partners, LLC	—	—
All directors and executive officers as a group (6 people)		82.8%
Class D Subordinate Voting Shares(3)	4,170,067	11.6%
Class E Subordinate Voting Shares(4)	6,631,107	8.1%
Class F Multiple Voting Shares	117,600	100.0%
Common Units of High Street Capital Partners, LLC	16,318,015	72.9%

Notes:

* Less than 1%.
(1) Unless otherwise indicated, the address for each beneficial owners is 366 Madison Avenue, 14th Floor, New York, NY 10017.
(2) All information with respect to beneficial ownership is based upon filings made by the respective beneficial owners with the SEC or information provided to us by such beneficial owners. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all Shares shown as beneficially owned by them, subject to community property laws.

(3) Includes 19,512 Class D Subordinate Voting Shares subject to acquisition by John Boehner, 19,512 Class D Subordinate Voting Shares subject to acquisition by Kevin P. Murphy, 19,512 Class D Subordinate Voting Shares subject to acquisition by William C. Van Faasen, 6,300 Class D Subordinate Voting Shares, in each case, pursuant to the exercise of stock options held as of the Record Date that were then vested or that will vest within 60 days thereafter. In addition, includes 1,162,224 Class D Subordinate Voting Shares held by trusts for the benefit of family members of Mr. Murphy and controlled by his wife.
(4) Includes 352,145 Class E Subordinate Voting Shares subject to acquisition by Corey J. Sheahan, 768,624 Class E Subordinate Voting Shares subject to acquisition by Dennis Curran, in each case, pursuant to the exercise of stock options held as of the Record Date that were then vested or that will vest within 60 days thereafter. In addition, includes 2,711,864 Class E Subordinate Voting Shares held by trusts for the benefit of family members of Mr. Murphy and controlled by his wife.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
6.10% Secured debenture due September 2030

On September 23, 2020, pursuant to the implementation of the Amended Arrangement (Refer to Note 13 of the Annual Report for further discussion), a subsidiary of Canopy Growth advanced gross proceeds of $50.0 million (less transaction costs of approximately $4.025 million) to Universal Hemp, an affiliate of the Company, pursuant to the terms of a secured debenture (“6.1% Loan”). In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. An additional $50.0 million may be advanced pursuant to the debenture subject to the satisfaction of certain conditions by Universal Hemp. The debenture bears interest at a rate of 6.1% per annum, matures 10 years from the date hereof or such earlier date in accordance with the terms of the debenture and all interest payments made pursuant to the debenture are payable in cash by Universal Hemp. Subsequent to the quarter end September 30, 2023, Universal Hemp received a reservations of rights letter for failure to make the annual cash interest payment within 10 business days of September 23, 2023 (October 10, 2023). The parties agreed on November 14, 2023 to waive the default and that the cash interest payment would be satisfied through a partial cash payment of $1.4 million by year end 2023, an obligation of Universal Hemp to deliver proceeds from the sale of certain real property held by Universal Hemp and an agreement between the parties to offset potential future expenses that may be payable by Canopy Growth. The debenture is secured by substantially all of the assets of Universal Hemp and its subsidiaries and, further, is not convertible and is not guaranteed by Acreage.

With a portion of the proceeds for the 6.1% Loan received by Universal Hemp, Acreage engaged an Investment Advisor which, under the Investment Advisor’s sole discretion, invested on behalf of Universal Hemp $34.0 million on September 28, 2020. As a result, Universal Hemp acquired 34,019 class B units, at $1.00 par value per unit, which represented 100% financial interest in the Investment Partnership, a Canada-based limited partnership. An affiliate of the Institutional Investor holds class A units of the Investment Partnership. The general partner of the Investment Partnership is also an affiliate of the Company. The class B units are held by the Investment Advisor as an agent for Universal Hemp. Upon execution of the limited partnership agreement, $1,019 was distributed to the class A unit holders of the Investment Partnership.

Prime rate credit facilities due January 2026, as amended

On December 16, 2021, the Company entered into the Prime rate credit facilities due January 2026 with a syndicate of lenders, including Viridescent Realty Trust, Inc. (“Viridescent”), an entity affiliated with Kevin Murphy. Refer to Note 10 of the Annual Report for further discussion. On October 24, 2022, the Company amended these credit facilities and the Company paid an amendment fee of $1.25 million to the lenders, with $375,000 paid to Viridescent. On April 28, 2023, the Company and the lenders further amended the Prime rate credit facilities. Refer to Note 10 of the Annual Report for further discussion.

Viridescent has committed $42.0 million of the $140.0 million drawn down under the Credit Facility, with third-party syndicated affiliates committing the additional $98.0 million. During the year ended December 31, 2023, the Company incurred interest expense attributable to Viridescent of $5.7 million. The loan is secured by first-lien mortgages on Acreage’s wholly owned real estate and other commercial security interests. A third-party syndicate served as Administrative Agent for the transaction.

Item 14. Principal Accounting Fees and Services.
The following table sets forth, by category, the fees for all services rendered by the Corporation’s current auditor, Marcum, for the fiscal years ended December 31, 2022 and December 31, 2023, all of which were approved by the Audit Committee. Some fees related to the audit completed for the fiscal year ended December 31, 2023 have not yet been billed and have not been included in the table below.

	January 1-December 31 2022 (US$)	January 1-December 31 2023 (US$)
Audit Fees	$873,578	$864,030
Audit Related Fees(1)	$22,660	$25,824
Tax Fees	—	—
All Other Fees	—	—

(1) “Audit Related Fees” are the aggregate fees billed by Marcum in auditing the Company’s annual financial statements for the years ended 2023 and 2022.

Policy on Pre-Approval by our Audit Committee of Services Performed by Independent Auditors

Pursuant to the Audit Committee Charter, the Audit Committee has the responsibility to review and approve the fees charged by the external auditors for audit services, and to review and approve all services other than audit services to be provided by the external auditors, and associated fees. All engagements and fees for the fiscal year ended December 31, 2023 were pre-approved by the Audit Committee.

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

(3) Exhibits Required by Item 601 of Regulation S-K

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
2.1	Arrangement Agreement between Canopy Growth Corporation and Acreage Holdings Inc. dated April 18, 2019.†	6-K	000-56021	99.2	4/30/2019
2.2	First Amendment to Arrangement Agreement between Canopy Growth Corporation and Acreage Holdings, Inc., dated May 15, 2019.	6-K	000-56021	99.2	6/20/2019
2.3	Agency Agreement, between Canaccord Genuity Corp. and Acreage Holdings, Inc., dated February 10, 2020.	8-K	000-56021	1.1	2/13/2020
2.4	Second Amendment to Arrangement Agreement between Canopy Growth Corporation and Acreage Holdings, Inc., dated September 23, 2020. †	8-K	000-56021	10.1	9/28/2020
2.5	Proposal Agreement Between Canopy Growth Corporation and Acreage Holdings Inc. dated June 24, 2020	8-K	000-56021	2.1	6/30/2020

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
2.6	Arrangement Agreement, dated October 24, 2022, by and among Acreage Holdings, Inc., Canopy Growth Corporation and Canopy USA, LLC.	8-K	000-56021	10.1	10/31/2022
2.7	First Amendment to Arrangement Agreement, dated March 17, 2023, by and among Acreage Holdings, Inc., Canopy Growth Corporation and Canopy USA, LLC.	8-K	000-56021	10.1	3/21/2023
2.8	Second Amendment to the Arrangement Agreement dated May 31, 2023 by and among Acreage Holdings, Inc., Canopy Growth Corporation and Canopy USA, LLC	8-K	000-56021	10.1	6/5/2023
2.9	Third Amendment to Arrangement Agreement, dated August 31, 2023, by and among Acreage Holdings, Inc., Canopy Growth Corporation and Canopy USA, LLC	8-K	000-56021	10.1	9/6/2023
2.10	Fourth Amendment to Arrangement Agreement, dated October 31, 2023, by and among Acreage Holdings, Inc., Canopy Growth Corporation and Canopy USA, LLC	8-K	000-56021	10.1	11/3/2023
2.11	Fifth Amendment to Arrangement Agreement, dated December 29, 2023, by and among Acreage Holdings, Inc., Canopy Growth Corporation and Canopy USA, LLC	8-K	000-56021	10.1	12/29/2023
2.12	Sixth Amendment to Arrangement Agreement, dated March 29, 2024, by and among Acreage Holdings, Inc., Canopy Growth Corporation and Canopy USA, LLC	8-K	000-56021	10.1	3/29/2024
2.13	Seventh Amendment to Arrangement Agreement, dated April 25, 2024, by and among Acreage Holdings, Inc., Canopy Growth Corporation and Canopy USA, LLC	10-K	000-56021	2.13	4/29/2024
3.1	Articles of Incorporation.	8-A	000-56071	3.1	9/23/2020
4.1	Form of Indenture.	F-10	333-232313	7.1	6/24/2019
4.2	Special Warrant Indenture, between Acreage Holdings, Inc. and Odyssey Trust Company, dated February 10, 2020.	8-K	000-56021	4.2	2/13/2020
4.3	Warrant Indenture, between Acreage Holdings, Inc. and Odyssey Trust Company, dated February 10, 2020.	8-K	000-56021	4.3	2/13/2020
4.4	Description of Securities	10-K	000-56021	4.4	4/29/2024
10.1	Acreage Holdings, Inc. Omnibus Incentive Plan, as amended and restated September 23, 2020.+	S-1	333-252828	10.1	2/8/2021
10.2	Form of Stock Option Award Agreement.+	S-1	333-252828	10.2	2/8/2021
10.3	Form of Restricted Stock Award Agreement.	S-1	333-252828	10.3	2/8/2021
10.4	Form of Indemnity Agreement.	10-K	000-56021	10.4	5/29/2020
10.5	Third Amended and Restated Limited Liability Agreement of High Street Capital Partners, LLC, dated November 14, 2018.	40-F	000-56021	99.42	1/29/2019

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
10.6	First Amendment to Third Amended and Restated Limited Liability Agreement of High Street Capital Partners, LLC, dated May 10, 2019.	10-K	000-56021	10.6	5/29/2020
10.7	Second Amendment to Third Amended and Restated Limited Liability Agreement of High Street Capital Partners, LLC, dated June 27, 2019.	10-K	000-56021	10.7	5/29/2020
10.8	Third Amendment to Third Amended and Restated Limited Liability Agreement of High Street Capital Partners, LLC, dated September 23, 2020.	S-1	333-252828	10.7	2/8/2021
10.9	Fourth Amendment to Third Amended and Restated Limited Liability Agreement of High Street Capital Partners, LLC, dated October 24, 2022.	8-K	000-56021	10.5	10/31/2022
10.10	Tax Receivables Agreement, by and among Acreage Holdings America, Inc., High Street Capital Partners, LLC and the members of the High Street Capital Partners, LLC, dated November 14, 2018.	40-F	000-56021	99.43	1/29/2019
10.11	Third Amendment to Tax Receivables Agreement, by and among Acreage Holdings America, Inc., High Street Capital Partners, LLC and the members of the High Street Capital Partners, LLC, dated November 14, 2018.**	8-K	000-56021	10.4	10/31/2022
10.12	Coattail Agreement, between Acreage Holdings, Inc. and Odyssey Trust Fund, dated November 14, 2018.	40-F	000-56021	99.41	1/29/2019
10.13	Support Agreement, between Acreage Holdings, Inc. and Acreage Holdings WC, Inc., dated November 14, 2018.	40-F	000-56021	99.44	1/29/2019
10.14	Support Agreement, by and among Acreage Holdings, Inc., Acreage Holdings America, Inc. and High Street Capital Partners, dated November 14, 2018.	40-F	000-56021	99.45	1/29/2019
10.15	Debenture issued to Universal Hemp, LLC to 11065220, dated as of September 23, 2020	8-K	000-56021	10.2	9/28/2020
10.16	Amendment to Warrant Indenture between Acreage Holdings, Inc. and Odyssey Trust Company, dated as of September 23, 2020.	8-K	000-56021	10.4	9/28/2020
10.17	Loan Agreement, dated September 28, 2020.**	8-K	000-56021	10.1	9/30/2020
10.18	Form of Voting Support and Lock-Up Agreement.	8-K	000-56021	1.1	8/19/2020
10.19	Credit Agreement by and among High Street Capital Partners, LLC, Acreage Holdings, Inc., other loan parties listed therein, AFC Agent LLC and VRT Agent LLC dated December 16, 2021	8-K	000-56021	10.1	12/22/2021
10.20	First Amendment to Credit Agreement and Incremental Increase Activation Notice, dated October 24, 2022, by and among High Street Capital Partners, LLC, Acreage Holdings, Inc., each lender identified on the signature pages thereto, AFC Agent LLC, as co-agent for the lenders, and VRT Agent LLC, as co-agent for the lenders**	8-K	000-56021	10.3	10/31/2022

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
10.21	Second Amendment to Credit Agreement, dated April 28, 2023, by and among High Street Capital Partners, LLC, Acreage Holdings, Inc., each lender identified on the signature pages thereto, AFC Agent LLC, as co-agent for the lenders, and VRT Agent LLC, as co-agent for the lenders. +	8-K	000-56021	10.1	5/4/2023
10.22	Amendment No.1 dated December 16, 2021, to the Loan Agreement dated September 28, 2020, by and among HSCP CN Holdings II ULC, High Street Capital Partners, LLC and the Lender	8-K	000-56021	10.2	12/22/2021
10.23	Form of Voting Support Agreement dated October 24, 2022.	8-K	000-56021	10.2	10/31/2023
10.24	Secured Promissory Note between CF Bliss LLC, as the Borrower, and High Street Capital Partners, LLC, as the Lender, in the amount of $5,850,000 dated July 1, 2022.	8-K	000-56021	10.1	7/8/2022
10.25	Bonus Letter Agreement, dated July 11, 2022, between Acreage Holdings, Inc. and Peter Caldini.+	8-K	000-56021	10.1	7/15/2022
10.26	Bonus Letter Agreement, dated July 11, 2022, between Acreage Holdings, Inc. and Steve Goertz.+	8-K	000-56021	10.2	7/15/2022
10.27	Offer of Employment Letter, dated February 15, 2021, by and between Acreage Holdings, Inc. and Steve Goertz +	8-K	000-56021	10.1	2/26/2021
10.28	Offer of Employment Letter,dated February 15, 2021, by and between Acreage Holdings, Inc. and Dennis Curran +	8-K	000-56021	10.1	3/4/2022
10.29	Offer Letter between Acreage Holdings, Inc. and Dennis Curran, dated June 2, 2023 +	8-K	000-56021	10.2	6/5/2023
10.30	Offer Letter between Acreage Holdings, Inc. and Carl Nesbitt, dated June 28, 2023 +	8-K	000-56021	10.1	7/3/2023
10.31	Offer Letter between Acreage Holdings, Inc. and Philip Himmelstein, dated December 8, 2023. +	8-K	000-56021	10.1	12/13/2023
10.32	Offer Letter between Acreage Holdings Inc. and Corey Sheahan, dated March 18, 2022.	10-K	000-56021	10.32	4/29/2024
21.1	Subsidiaries as of December 31, 2023	10-K	000-56021	21.1	4/29/2024
23.1	Consent of Marcum LLP, the Independent Registered Public Accounting Firm of Acreage Holdings, Inc.	10-K	000-56021	23.1	4/29/2024
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	10-K	000-56021	32.1	4/29/2024

Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
101	Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Extensible Business Reporting Language)					X

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 30, 2024

Acreage Holdings, Inc.

By:	/s/ Philip Himmelstein
Philip Himmelstein
Interim Chief Financial Officer