Form 10-Q
period 2024-03-31
Acreage Holdings, Inc.
filed 2024-05-30
CIK 1762359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

The registrant has three classes of issued and outstanding shares: the Fixed Shares, the Floating Shares and the Class F multiple voting shares (the “Fixed Multiple Shares”). The Fixed Shares and Floating Shares each entitle the holders to notice of and to attend at any meeting of the shareholders of the registrant, except a meeting of which only holders of another particular class or series of shares of the registrant have the right to vote. Each Fixed Share is entitled to one vote per Fixed Share, each Floating Share is entitled to one vote per Floating Share and each Fixed Multiple Share is entitled to 4,300 votes per Fixed Multiple Share on all matters upon which the holders of shares are entitled to vote. As of May 16, 2024, there were 80,824,907 Fixed shares, 36,030,165 Floating Shares, and 117,600 Fixed Multiple Shares, in each case, issued and outstanding.

TABLE OF CONTENTS
Acreage Holdings, Inc.
Form 10-Q
For the Three Months Ended March 31, 2024

PART I
Item 1. Financial Statements and Supplementary Data.

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$7,342	$13,631
Restricted cash	2,502	3,984
Accounts receivable, net	8,630	8,459
Inventory	22,833	47,675
Assets held-for-sale	46,665	6,028
Other current assets	2,431	2,136
Total current assets	90,403	81,913
Long-term investments	33,170	33,170
Capital assets, net	122,538	141,732
Operating lease right-of-use assets	15,428	17,531
Intangible assets, net	18,624	31,044
Goodwill	12,143	13,346
Other non-current assets	1,419	1,558
Total non-current assets	203,322	238,381
TOTAL ASSETS	$293,725	$320,294

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$31,067	$29,936
Taxes payable	10,092	11,395
Interest payable	5,243	5,539
Operating lease liability, current	2,136	2,457
Debt, current	136,637	4,132
Liabilities related to assets held for sale	8,198	2,253
Other current liabilities	1,093	2,011
Total current liabilities	194,466	57,723
Debt, non-current	101,306	232,810
Operating lease liability, non-current	15,548	17,293
Deferred tax liability	10,538	10,584
Liability on unrecognized tax benefits	42,331	39,859
Other liabilities	1,091	1,054
Total non-current liabilities	170,814	301,600
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

TOTAL LIABILITIES	365,280	359,323
Commitments and contingencies
Common stock, no par value - unlimited authorized, 116,131 and 115,289 issued and outstanding as of March 31, 2024. 115,995 and 115,153 issued and outstanding as of December 31, 2023.	—	—
Additional paid-in capital	755,227	759,698
Treasury stock, 842 common stock held in treasury	(21,054)	(21,054)
Accumulated deficit	(775,528)	(747,550)
Total Acreage Shareholders' deficit	(41,355)	(8,906)
Non-controlling interests	(30,200)	(30,123)
TOTAL DEFICIT	(71,555)	(39,029)

TOTAL LIABILITIES AND DEFICIT	$293,725	$320,294
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
REVENUE
Retail revenue, net	$31,811	$41,881
Wholesale revenue, net	13,490	13,998
Other revenue, net	—	84
Total revenues, net	45,301	55,963
Cost of goods sold, retail	(17,942)	(20,414)
Cost of goods sold, wholesale	(28,856)	(8,964)
Total cost of goods sold	(46,798)	(29,378)
Gross profit (loss)	(1,497)	26,585

OPERATING EXPENSES
General and administrative	7,225	10,512
Compensation expense	12,118	12,203
Equity-based compensation expense	809	984
Marketing	559	744
Impairments, net	118	—
Depreciation and amortization	856	997
Total operating expenses	21,685	25,440

Net operating income (loss)	$(23,182)	$1,145

Loss from investments, net	—	(342)
Interest income from loans receivable	—	16
Interest expense	(8,859)	(8,074)
Other loss, net	(155)	(1,553)
Total other loss	(9,014)	(9,953)

Loss before income taxes	$(32,196)	$(8,808)

Income tax expense	(1,123)	(7,349)

Net loss	$(33,319)	$(16,157)

Less: net loss attributable to non-controlling interests	(5,341)	(1,567)

Net loss attributable to Acreage Holdings, Inc.	$(27,978)	$(14,590)

Net loss per share attributable to Acreage Holdings, Inc. - basic and diluted:	$(0.24)	$(0.13)

Weighted average shares outstanding - basic and diluted	115,995	112,546

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements
F-3

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT)

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
December 31, 2022	3,861	112,437	$760,529	$(21,054)	$(678,091)	$61,384	$(21,205)	$40,179
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	—	—	—	(367)	(367)	—	(367)
NCI adjustments for changes in ownership	—	—	14	—	—	14	(14)	—
Equity-based compensation expense and related issuances	—	287	984	—	—	984	—	984
Net loss	—	—	—	—	(14,590)	(14,590)	(1,567)	(16,157)
March 31, 2023	3,861	112,724	$761,527	$(21,054)	$(693,048)	$47,425	$(22,786)	$24,639

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
December 31, 2023	3,861	115,995	$759,698	$(21,054)	$(747,550)	$(8,906)	$(30,123)	$(39,029)
NCI adjustments for changes in ownership	—	—	(5,264)	—	—	(5,264)	5,264	—
Other equity transactions	—	—	(16)	—	—	(16)	—	(16)
Equity-based compensation expense and related issuances	—	136	809	—	—	809	—	809
Net loss	—	—	—	—	(27,978)	(27,978)	(5,341)	(33,319)
March 31, 2024	3,861	116,131	$755,227	$(21,054)	$(775,528)	$(41,355)	$(30,200)	$(71,555)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements
F-3

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,319)	$(16,157)
Adjustments for:
Depreciation and amortization	856	997
Depreciation and amortization included in COGS	1,319	2,287
Equity-based compensation expense	809	984
Inventory write-off and provision	1,924	2,237
Change in accounting estimate for the costing of inventory	13,828	—
Loss on impairment	118	—
Bad debt expense	121	1,276
Non-cash interest expense	1,839	1,202
Non-cash operating lease adjustment	79	(437)
Deferred tax income	(46)	(9)
Non-cash (income) loss from investments, net	—	753
Change, net of acquisitions in:
Accounts receivable	(1,676)	8,102
Inventory	4,445	(5,772)
Other assets	(700)	170
Interest receivable	216	(360)
Accounts payable and accrued liabilities	4,988	(4,184)
Taxes payable	(1,303)	4,368
Interest payable	(296)	(772)
Liability on unrecognized tax benefits	2,472	57
Other liabilities	520	(2,812)
Net cash used in operating activities	$(3,806)	$(8,070)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital assets	$(2,611)	$(2,230)
Business acquisitions, net of cash acquired	—	516
Purchases of intangible assets	(500)	—
Net cash used in investing activities	$(3,111)	$(1,714)
CASH FLOWS FROM FINANCING ACTIVITIES:
Other equity transactions	$(16)	$—
Repayment of debt	(838)	(32)
Net cash used in financing activities	$(854)	$(32)
Net decrease in cash, cash equivalents, restricted cash, and cash held for sale	$(7,771)	$(9,816)
Cash, cash equivalents, restricted cash, and cash held for sale - Beginning of period	17,615	24,067
Cash, cash equivalents, restricted cash, and cash held for sale - End of period	$9,844	$14,251

RECONCILIATION OF CASH FLOW INFORMATION:
Cash and cash equivalents	$7,342	$14,251
Restricted cash	2,502	—
Total cash, cash equivalents, and restricted cash at end of period	$9,844	$14,251

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements
F-3

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid - non-lease	$—	$7,638
Income taxes paid	—	2,627
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets not yet paid for	$645	$—

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
On June 24, 2020, Canopy Growth and the Company entered into an agreement to, among other things, amend the terms of the Original Arrangement Agreement and the terms of the Prior Plan of Arrangement (the “Amended Arrangement”). On September 16, 2020, the Company’s shareholders voted in favor of a special resolution authorizing and approving the terms of, among other things, the Amended Arrangement. Subsequently, on September 18, 2020, the Company obtained a final order from the Supreme Court of British Columbia approving the Amended Arrangement, and on September 23, 2020 the Company and Canopy Growth entered into the Amending Agreement (as defined in Note 13) and implemented the Amended Arrangement. Pursuant to the Amended Arrangement, the Company’s articles were amended to create the Fixed Shares, the Floating Shares and the Class F multiple voting shares (the “Fixed Multiple Shares”), and each outstanding SVS was exchanged for 0.7 of a Fixed Share and 0.3 of a Floating Share, each outstanding PVS was exchanged for 28 Fixed Shares and 12 Floating Shares; and each outstanding MVS was exchanged for 0.7 of a Fixed Multiple Share and 0.3 of a Floating Share. Pursuant to the Amended Arrangement, Canopy Growth was granted the option to acquire all of the issued and outstanding Fixed Shares on the basis of 0.03048 (after giving effect to the Canopy Consolidation) (the “Fixed Exchange Ratio”) of a common share of Canopy Growth (each, a “Canopy Share”) for each Fixed Share held at the time of the acquisition of the Fixed Shares (the “Acquisition” or “Acquisition Time”), subject to adjustment in accordance with the terms of the Amended Arrangement (the “Canopy Call Option”), which Canopy Growth is required to exercise upon the occurrence, or waiver (at the discretion of

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Canopy Growth), of a Triggering Event (the date on which the Triggering Event occurs, the “Triggering Event Date”).On December 15, 2023, Canopy Growth initiated a reverse 1-for-10 share consolidation (the “Canopy Consolidation”), which triggered an Exchange Ratio Adjustment Event which modified the Fixed Exchange Ratio from 0.3048 of a Canopy Share for each Fixed Share to 0.03048 of a Canopy Share for each Fixed Share. Refer to Note 13 for further discussion.

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

2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and going concern

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or any other period. Further, the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next twelve months as of the date these financial statements are issued.

As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit as of March 31, 2024, as well as a net loss and negative cash flow from operating activities for the three months ended March 31, 2024. Additionally, during the quarter the Company was in default of the Prime rate credit facilities due January 2026, as amended and as a result, all of the debt has been transferred to Debt, current on the Unaudited Condensed Consolidated Statements of financial position. Refer to Note 10 for further discussion. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. Continuation as a going concern is dependent upon continued operations of the Company, which is dependent upon the Company’s ability to meet its financial requirements and the success of its future operations. The consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

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

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
year ended December 31, 2023, dated April 30, 2024, as filed with the Securities and Exchange Commission (the “2022 Form 10-K”).

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
VIEs

In determining whether the Company is the primary beneficiary of a VIE, the Company assesses whether it has the power to direct matters that most significantly impact the activities of the VIE and have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. There were no material consolidated VIEs as of March 31, 2024 or December 31, 2023.
Non-controlling interests (“NCI”)

Non-controlling interests represent ownership interests in consolidated subsidiaries by parties that are not shareholders of Pubco. They are shown as a component of Total equity (deficit) in the Unaudited Condensed Consolidated Statements of Financial Position, and the share of loss attributable to non-controlling interests is shown as a component of Net loss in the Unaudited Condensed Consolidated Statements of Operations. Changes in the parent company’s ownership that do not result in a loss of control are accounted for as equity transactions.
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
Restricted cash

Restricted cash represents funds contractually held for specific purposes and, as such, not available for general corporate purposes. Cash and cash equivalents and restricted cash, as presented on the Consolidated Statements of Cash Flows, consists of $7,342 and $2,502 as of March 31, 2024, respectively, and $13,631 and $3,984 as of December 31, 2023, respectively.
Accounts receivable and notes receivable valuations

The Company reports accounts receivable at their net realizable value, which is management’s best estimate of the cash that will ultimately be received from customers. The Company's notes receivable represent notes due from various third parties. The Company maintains an allowance for expected credit losses to reflect the expected uncollectability of accounts receivable and notes receivable based on historical collection data and specific risks identified among uncollected accounts, as well as management’s expectation of future economic conditions. The Company also considers relevant qualitative and quantitative factors to assess whether historical loss experience should be adjusted to better reflect the risk characteristics of the companies receivables and the expected future losses. If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Trade accounts receivable and notes receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. As of March 31, 2024 and December 31, 2023, the Company’s allowance for doubtful accounts was $472 and $479, respectively, all of which relates to the allowance for credit losses over accounts receivable. As of March 31, 2024 and December 31, 2023, the allowance on loans receivable was $8,695 and $8,479, respectively, of which the allowance for credit losses over notes receivable was nil as the receivables were fully reserved for. Refer to Note 6 for further discussion.

Net loss per share
Net loss per share represents the net loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis. Basic and diluted loss per share are the same for the three months ended March 31, 2024 and 2023, as the issuance of shares upon conversion, exercise or vesting of outstanding units would be anti-dilutive in each period. There were 49,603 and 47,267 anti-dilutive shares outstanding for the three months ended March 31, 2024 and 2023, respectively.
Change in Accounting Estimate
As of March 31, 2024, the Company implemented a change in accounting estimate for the costing of inventory cultivated, extracted or processed, and manufactured or infused by the Company from historical average cost to three-month rolling average cost to better align with evolving market dynamics, improve the accuracy of inventory valuation, and enhance financial reporting transparency. The Company accounted for this change as a change in accounting estimate and, accordingly, applied it on a prospective basis. This change resulted in a $13,828 charge to Cost of goods sold, wholesale on the Company’s Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024.

Accounting Pronouncements Recently Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08 - Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new standard improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. The new standard requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606 - Revenue from Contracts with Customers. The ASU took effective for the Company’s first interim period of fiscal 2024. The standard has been applied prospectively to business combinations occurring on or after the effective date of the amendments. The adoption of ASU 2021-08 did not have a material effect on the Company’s unaudited condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is also permitted. This ASU will result in additional required disclosures when adopted, where applicable.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
3.    ACQUISITIONS, DIVESTITURES AND ASSETS HELD FOR SALE
Acquisitions

During the three months ended March 31, 2024, the Company did not complete any acquisitions.
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
The purchase price allocation is based upon final valuations, estimates and assumptions which are subject to change within the measurement period, generally one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the capital assets, tangible assets acquired and the residual goodwill resulting from the transaction.

Purchase Price Allocation	Northeast Patients Group
Assets acquired:
Cash and cash equivalents	$361
Accounts receivable	25
Inventory	384
Other current assets	174
Capital assets	7,297
Finance lease right-of-use asset	320
Operating lease right-of-use asset	1,279
Goodwill	22,506
Liabilities assumed:
Accounts payable and accrued liabilities	(513)
Taxes payable	(1,112)
Finance lease liability, current	(87)
Finance lease liability, non-current	(459)
Operating lease liability, current	(73)
Operating lease liability, non-current	(1,385)
Notes payable	(11)
Deferred tax liability	(1,015)
Fair value of net assets acquired	$27,691

Consideration paid:
Settlement of pre-existing relationship	27,691
Total consideration	$27,691
Divestitures
During the three months ended March 31, 2024 and 2023, the Company did not complete any divestitures.
Assets Held for Sale
As of March 31, 2024 and December 31, 2023, the Company determined certain businesses and assets met the held-for-sale criteria. As such, the related assets and liabilities within these disposal groups were transferred into Assets held-for-sale and Liabilities related to assets held-for-sale on the Unaudited Condensed Consolidated Statements of Financial Position.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The table below presents the assets and liabilities classified as held for sale on the Unaudited Condensed Consolidated Statements of Financial Position for the years ended March 31, 2024 and December 31, 2023 and is subject to change based on developments during the sales process.

	March 31, 2024	December 31, 2023
	All Ohio Operations	Akron and Wickliffe, Ohio
Accounts receivable, net	$1,168	$—
Inventory	6,572	302
Other current assets	616	147
Total current assets classified as held-for-sale	8,356	449
Capital assets, net	19,595	1,064
Intangible assets, net	17,000	4,080
Goodwill	1,618	415
Other non-current assets	96	20
Total assets classified as held-for-sale	$46,665	$6,028

Accounts payable and accrued liabilities	$(6,232)	$(1,730)
Operating lease liability, current	(411)	(99)
Total current liabilities classified as held-for-sale	(6,643)	(1,829)
Operating lease liability, non-current	(1,555)	(424)
Total liabilities classified as held-for-sale	$(8,198)	$(2,253)

4.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets
The following table details the intangible asset balances by major asset classes:

Intangibles	March 31, 2024	December 31, 2023
Indefinite-lived intangible assets
Cannabis licenses	18,624	31,044
Total intangibles, net	$18,624	$31,044
The intangible assets balance as of March 31, 2024 and December 31, 2023 excludes intangible assets reclassified to assets held-for-sale (refer to Note 3 for further discussion).

There was no amortization expense recorded for the three months ended March 31, 2024 and March 31, 2023, respectively.
Goodwill
The following table details the changes in the carrying amount of goodwill:

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Goodwill	Total
December 31, 2023	$13,346
Transferred to held-for-sale	(1,203)
March 31, 2024	$12,143
5.    INVESTMENTS
The carrying values of the Company’s investments in the Unaudited Condensed Consolidated Statements of Financial Position as of March 31, 2024 and December 31, 2023 are as follows:

Investments	March 31, 2024	December 31, 2023
Investments held at FV-NI	$33,170	$33,170
Total long-term investments	$33,170	$33,170
Loss from investments, net in the Unaudited Condensed Consolidated Statements of Operations during the three months ended March 31, 2024 and 2023 is as follows:

Investment income (loss)	Three Months Ended March 31,
	2024	2023
Short-term investments	$—	$7
Investments held at FV-NI	—	(349)
Income (loss) from investments, net	$—	$(342)
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
6.     NOTES RECEIVABLE, NET

Notes receivable as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Promissory notes receivable	$862	$862
Line of credit receivable	4,331	4,331
Interest receivable	3,502	3,286
Allowance for notes and interest receivable	(8,695)	(8,479)
Total notes receivable	$—	$—
Less: Notes receivable, current	—	—
Notes receivable, non-current	$—	$—
Interest income on notes receivable during the three months ended March 31, 2024 and 2023 was $0 and $16, respectively.
At each reporting date, the Company applies its judgment to evaluate the collectability of the note receivable and makes a provision based on the assessed amount of expected credit loss. This judgment is based on parameters such as interest rates, market conditions and creditworthiness of the creditor.
The Company determined that the collectability of certain notes receivables is doubtful based on information available. As of March 31, 2024 and December 31, 2023, the Company’s allowance for notes receivable of $8,695 and $8,479, respectively, including $5,193 of principal outstanding and $3,502 and $3,286 of accrued interest, respectively, and represents the full value of such loan balances.
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

The company did not have any activity during the three months ended March 31, 2024.
7.    CAPITAL ASSETS, NET
Net property, plant and equipment consisted of:

	March 31, 2024	December 31, 2023
Land	$9,708	$9,708
Building	45,937	58,524
Right-of-use asset, finance leases	6,183	6,183
Furniture, fixtures and equipment	33,390	39,943
Leasehold improvements	59,162	58,828
Construction in progress	2,692	4,069
Software	2,513	2,513
Capital assets, gross	$159,585	$179,768
Less: accumulated depreciation and amortization	(37,047)	(38,036)
Capital assets, net	$122,538	$141,732
Depreciation of capital assets for the three months ended March 31, 2024 and 2023 includes $856 and $997 of depreciation and amortization expense, and $2,744 and $2,287 that was capitalized to inventory, respectively.

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

Statement of Financial Position Information	Classification	March 31, 2024	December 31, 2023
Right-of-use assets
Operating	Operating lease right-of-use assets	$15,428	$17,531
Finance	Capital assets, net	6,183	6,183
Total right-of-use assets		$21,611	$23,714

Lease liabilities
Current
Operating	Operating lease liability, current	$2,136	$2,457
Financing	Debt, current	123	116
Non-current
Operating	Operating lease liability, non-current	15,548	17,293
Financing	Debt, non-current	5,800	5,827
Total lease liabilities		$23,607	$25,693

		Three Months Ended March 31,
Statement of Operations Information	Classification	2024	2023
Short-term lease expense	General and administrative	$115	$151

Operating lease expense	General and administrative	1,171	1,337
Finance lease expense:
Amortization of right of use asset	Depreciation and amortization	68	93
Interest expense on lease liabilities	Interest expense	210	209
Net operating and finance lease cost		$1,449	$1,639

		Three Months Ended March 31,
Statement of Cash Flows Information	Classification	2024	2023
Cash paid for operating leases	Net cash used in operating activities	$1,092	$1,774
Cash paid for finance leases - interest	Net cash used in operating activities	$230	$269

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The following represents the Company’s future minimum payments required under existing leases with initial terms of one year or more as of March 31, 2024:

Maturity of lease liabilities	Operating Leases	Finance Leases
2024	$2,779	$693
2025	3,548	946
2026	3,749	969
2027	3,323	992
2028	2,570	867
Thereafter	10,486	10,839
Total lease payments	$26,455	$15,306
Less: interest	8,771	9,383
Present value of lease liabilities	$17,684	$5,923

Weighted average remaining lease term (years)	7	11
Weighted average discount rate	10%	12%
As of March 31, 2024, there have been no leases entered into that have not yet commenced.
9.    INVENTORY
The Company’s inventory balance consists of the following:

	March 31, 2024	December 31, 2023
Retail inventory	$1,893	$2,918
Wholesale inventory	14,081	36,139
Cultivation inventory	4,534	5,826
Supplies & other	2,325	2,792
Total	$22,833	$47,675
Inventory is valued at the lower of cost and net realizable value (“NRV”), defined as estimated selling price in the ordinary course of business, less estimated costs of disposal. During the three months ended March 31, 2024, the Company analyzed its inventory balances, and recorded wholesale inventory adjustments as a result of (i) having excess or obsolete inventory and (ii) reducing the carrying value to ensure inventory balances are properly recorded at the lower of cost and NRV. The Company recognized $1,924 of wholesale inventory adjustments within Cost of goods sold, wholesale on the Statements of Operations during the three months ended March 31, 2024.
As of March 31, 2024, the Company implemented a change in accounting estimate for the costing of inventory cultivated, extracted or processed, and manufactured or infused by the Company from historical average cost to three-month rolling average cost to better align with evolving market dynamics, improve the accuracy of inventory valuation, and enhance financial reporting transparency. The Company accounted for this change as a change in accounting estimate and, accordingly, applied it on a prospective basis. This change resulted in a $13,828 charge to Cost of goods sold, wholesale on the Company’s Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
10.    DEBT
The Company’s debt balances consist of the following:

Debt balances	March 31, 2024	December 31, 2023
Financing liability (failed sale-leaseback)	$15,253	$15,253
Finance lease liabilities	5,923	5,943
7.50% Loan due April 2026	33,186	32,438
6.10% Secured debenture due September 2030	47,067	46,955
Note due December 2024	1,583	2,375
Prime rate credit facilities due January 2026, as amended	133,290	132,337
Note backed by ERTC	1,641	1,641
Total debt	$237,943	$236,942
Less: current portion of debt	136,637	4,132
Total long-term debt	$101,306	$232,810
Scheduled maturities of debt, excluding amortization of discount and issuance costs, are as follows:

2024	$143,225
2025	—
2026	34,252
2027	39
2028	—
Thereafter	71,126
Total payments (excluding amortization of discount and issuance costs)	$248,642
During the three months ended March 31, 2024 and 2023, the Company incurred interest expense of $8,859 and $8,074, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Interest expense for the three months ended March 31, 2024 and 2023, included debt discount amortization of $541 and $488, respectively, and amortization of debt issuance costs of $655 and $690, respectively. As of March 31, 2024 and December 31, 2023, the Company had unamortized discount $3,944 and $4,484, respectively, and debt issuance costs of $6,755 and $7,410, respectively, which is netted against the gross carrying value of long-term debt in Debt, non-current on Unaudited Condensed Consolidated Statements of Financial Position. Additionally, as of March 31, 2024 and December 31, 2023, the Company had accrued interest of $5,243 and $5,539, respectively, within Interest payable on the Unaudited Condensed Consolidated Statements of Financial Position.
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

6.10% Secured debenture due September 2030
On September 23, 2020, pursuant to the implementation of the Amended Arrangement (Refer to Note 13 for further discussion), a subsidiary of Canopy Growth advanced gross proceeds of $50,000 (less transaction costs of approximately $4,025) to Universal Hemp, an affiliate of the Company, pursuant to the terms of a secured debenture (“6.1% Loan”). In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. An additional $50,000 may be advanced pursuant to the debenture subject to the satisfaction of certain conditions by Universal Hemp. The debenture bears interest at a rate of 6.1% per annum, matures 10 years from the date hereof or such earlier date in accordance with the terms of the debenture and all interest payments made pursuant to the debenture are payable in cash by Universal Hemp. Subsequent to the quarter end September 30, 2023, Universal Hemp received a reservations of rights letter for failure to make the annual cash interest payment within 10 business days of September 23, 2023 (October 10, 2023). The parties agreed on November 14, 2023 to waive the default until March 29, 2024 and that the cash interest payment would be satisfied through a partial cash payment of $1,400 by year end 2023, an obligation of Universal

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Hemp to deliver proceeds from the sale of certain real property held by Universal Hemp and an agreement between the parties to offset potential future expenses that may be payable by Canopy Growth. The debenture is secured by substantially all of the assets of Universal Hemp and its subsidiaries and, further, is not convertible and is not guaranteed by Acreage.

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

The loan is subject to various financial covenants, including (i) a fixed charge coverage ratio and two leverage ratios in respect of all periods beginning on or after December 31, 2023 and (ii) a minimum cash requirement of $9.0 million at each quarter end of the Company. Finally, the Amended Credit Facility includes approval for Canopy USA to acquire control of Acreage without requiring repayment of all amounts outstanding under the Amended Credit Facility, provided certain conditions are satisfied. As of March 31, 2024 the Company was not in compliance with all covenants.

On April 20, 2024 and May 10, 2024, the Company received a notice of default letter on each date from the agents of the Prime rate credit facilities due January 2026, as amended, of the occurrence of certain events of default (the “Default Letters”). The Default Letter dated April 20, 2024 contains allegations that there have been three events of default with respect to the credit agreement and the agents and lenders reserved all rights, and that they were in the process of reviewing the appropriate course of action to be taken with respect to the identified events of default. On May 10, 2024, the Company received another default letter from the agents alleging an event of default for failure by the borrower to make a monthly interest payment due May 1, 2024. The default letters did not identify that there had been any exercise of rights or remedies available to the agents or lenders under Section 9.1 of the credit agreement. The Company is continuing to evaluate the facts surrounding the asserted events of default and the applicable provisions of the Credit Agreement. As a result of the notice of default letters, all of the debt has been transferred to Debt, current on the Unaudited Condensed Consolidated Statements of financial position.

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
During the year ended December 31, 2023, the Company received $10,472 of the ERTC claims which was remitted to the lender per the terms of the Financing Agreement, extinguishing an equal portion of the debt included in “Debt, current.”

11.    SHAREHOLDERS’ EQUITY (DEFICIT) AND NON-CONTROLLING INTERESTS
The table below details the change in Pubco shares outstanding by class for the three months ended March 31, 2024:

Shareholders’ Equity	Fixed Shares	Floating Shares	Fixed Shares Held in Treasury	Floating Shares Held in Treasury	Fixed Multiple Shares	Total Shares Outstanding
December 31, 2023	80,700	36,019	(589)	(253)	118	115,995
Vesting	126	10	—	—	—	136
March 31, 2024	80,826	36,029	(589)	(253)	118	116,131

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Warrants
A summary of the warrants activity outstanding is as follows:

Warrants	Fixed Shares	Floating Shares
December 31, 2023	5,817	2,524
Expired	—	—
March 31, 2024	5,817	2,524

The exercise price of each Fixed Share warrants ranged from $3.15 to $4.00, respectively, and the exercise price of each Floating Share warrants ranged from $3.01 to $4.00, respectively. The warrants are exercisable for a period of 4 years. The weighted-average remaining contractual life of the warrants outstanding is approximately 0.9 years. There was no aggregate intrinsic value for warrants outstanding as of March 31, 2024.
Non-controlling interests - convertible units
The Company has NCIs in consolidated subsidiaries USCo2 and HSCP. The non-voting shares of USCo2 and HSCP units make up substantially all of the NCI balance as of March 31, 2024 and are convertible for either 0.7 of a Fixed Share and 0.3 of a Floating Share of Pubco or cash, as determined by the Company. Summarized financial information of HSCP is presented below. USCo2 does not have discrete financial information separate from HSCP.

HSCP net asset reconciliation	March 31, 2024	December 31, 2023
Current assets	$81,913	$81,913
Non-current assets	233,666	233,666
Current liabilities	(9,122)	(9,263)
Non-current liabilities	(255,272)	(255,272)
Other NCI balances	(727)	(727)
Accumulated equity-settled expenses	(244,867)	(244,058)
Net assets	$(194,409)	$(193,741)
HSCP/USCo2 ownership % of HSCP	15.91%	15.92%
Net assets allocated to USCo2/HSCP	$(30,927)	$(30,850)
Net assets attributable to other NCIs	727	727
Total NCI	$(30,200)	$(30,123)

	Three Months Ended March 31,
HSCP Summarized Statement of Operations	2024	2023
Net loss allocable to HSCP/USCo2	$(33,551)	$(9,601)
HSCP/USCo2 weighted average ownership % of HSCP	15.92%	16.31%
Net loss allocated to HSCP/USCo2	$(5,341)	$(1,566)
Net loss allocated to other NCIs	—	(1)
Net loss attributable to NCIs	$(5,341)	$(1,567)
As of March 31, 2024, USCo2’s non-voting shares owned approximately 0.22% of HSCP units. USCo2’s capital structure is comprised of voting shares, all of which are held by the Company, and of non-voting shares held by certain former HSCP members. Certain executive employees and profits interests holders own approximately 15.69% of HSCP units. The remaining 84.09% interest in HSCP is held by USCo and represents the members’ equity attributable to shareholders of the parent.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
A reconciliation of the beginning and ending amounts of convertible units is as follows:

Convertible Units	March 31, 2024	December 31, 2023
Beginning balance	22,698	22,698
NCI units converted to Pubco	(20)	—
Ending balance	22,678	22,698
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
Pursuant to the Amended Arrangement, the Company retained the Plan described above, the upper limit of issuances being up to an amount equal to 15% of the issued and outstanding Fixed Shares and Floating Shares of the Company. As of March 31, 2024, the Company had 2,384 shares authorized and available for grant under the Plan.
Restricted Share Units (“RSUs”)

	Fixed Shares		Floating Shares
Restricted Share Units (Fair value information expressed in whole dollars)	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Unvested, January 1, 2024	5,866	$1.29	5,844	$0.60
Granted	160	$0.13	240	$0.25
Forfeited	(1)	$0.76	—	$—
Vested	(201)	$0.73	(5)	$2.05
Unvested, March 31, 2024	5,824	$1.27	6,079	$0.59
Vested and unreleased(1)	16	$18.34	5	$20.93
Outstanding, March 31, 2024	5,840	$1.32	6,084	$0.60
(1) RSUs that are vested and unreleased represent RSUs that are pending delivery.
RSUs of the Company generally vest over a period of three years and RSUs granted to certain executives vest based on achievement of specific performance conditions. In certain situations for specified individuals, RSUs vest on an accelerated basis on separation. The fair value for RSUs is based on the Company’s share price on the date of the grant. The Company recorded $722 and $758 as Equity-based compensation expense relating to RSUs on the Unaudited Condensed Consolidated Statements of Operations during the three months ended March 31, 2024 and 2023, respectively. The fair value of RSUs vested during the three months ended March 31, 2024 and 2023 was $38 and $442, respectively.
The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs as of March 31, 2024 was approximately 0.5 years and $4,363, respectively. Unrecognized compensation expense related to these awards at March 31, 2024 was $9,077 and is expected to be recognized over a weighted average period of approximately 0.4 years.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Stock options

	Fixed Shares		Floating Shares
Stock Options (Exercise price expressed in whole dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, January 1, 2024	4,543	$4.04	2,097	$3.10
Granted	—	$—	—	$—
Forfeited	—	$—	—	$—
Expired	—	$—	—	$—
Options outstanding, March 31, 2024	4,543	$4.04	2,097	$3.10

Options exercisable, March 31, 2024	2,865	$6.07	2,097	$3.10
Stock options of the Company generally vest over a period of three years and options granted to certain executives vest based on achievement of specific performance conditions. Stock options of the Company have an expiration period of 5 or 10 years from the date of grant. The weighted average contractual life remaining for Fixed Share options outstanding and exercisable as of March 31, 2024 was approximately 4 and 4 years, respectively. The weighted average contractual life remaining for Floating Share options outstanding and exercisable as of March 31, 2024 was approximately 3 and 3 years, respectively. The Company recorded $87 and $226 as Equity-based compensation expense on Unaudited Condensed Consolidated Statements of Operations during the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, unamortized expense related to stock options totaled $392 and is expected to be recognized over a weighted-average period of approximately 1 year. As of March 31, 2024, the aggregate intrinsic value for unvested options and for vested and exercisable options was nil, respectively.

13.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company provides revolving lines of credit to certain of its portfolio companies. As of March 31, 2024, only one revolving line of credit remained outstanding and the maximum obligation under this arrangement was equal to the balance advanced of $4,331. Refer to Note 6 for further discussion.

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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Subject to the provisions of the Floating Share Agreement, Canopy Growth has agreed to exercise the fixed option pursuant to the Amended Agreement to acquire all outstanding Fixed Shares, representing approximately 70% of the total shares of Acreage as at the date hereof, at the Fixed Exchange Ratio of 0.03048 of a Canopy Share for each Fixed Share. On December 15, 2023, Canopy Growth effected the Canopy Consolidation, which triggered an Exchange Ratio Adjustment Event which affected our Amended Plan of Arrangement and modified the Fixed Exchange Ratio from 0.3048 of a Canopy Share for each Fixed Share to 0.03048 of a Canopy Share for each Fixed Share.
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
As of the date of this filing, Canopy, Canopy USA and the Company entered into eight amendments to the Floating Share Agreement, each time extending the Exercise Outside Date (as defined in the Floating Share Agreement) from the original date of March 31, 2023 to the current Exercise Outside Date of June 17, 2024. After the expiration of the Exercise Outside Date, the Company has the right but not the obligation to terminate the Floating Share Agreement.

Tax Receivable Agreement and Tax Receivable Bonus Plans

The Company is a party to (i) a tax receivable agreement dated November 14, 2018 and subsequently amended (the “Tax Receivable Agreement”) between the Company and certain current and former unit holders of HSCP and (ii) tax receivable bonus plans dated November 14, 2018 and subsequently amended (the “Tax Receivable Bonus Plans”) between the Company and certain directors, officers and consultants of the Company (together the “Tax Receivable Recipients”). Under the Tax Receivable Agreement and the Tax Receivable Bonus Plans, the Company is required to make cash payments to the Tax Receivable Recipients equal to 85% of the tax benefits, if any, that the Company actually realizes, or in certain circumstances is deemed to realize, as a result of (i) the increases in its share of the tax basis of assets of HSCP resulting from any redemptions or exchanges of Units from the HSCP Members, and (ii) certain other tax benefits related to the Company making payments under the Tax Receivable Agreement and the Tax Receivable Bonus Plan. Although the actual timing and amount of any payments that the Company makes to the Tax Receivable Recipients cannot be estimated, it expects those payments will be significant. Any payments made by the Company to the Tax Receivable Recipients may generally reduce the amount of overall cash flow that might have otherwise been available to it. Payments under the Tax Receivable Agreement are not conditioned on any Tax Receivable Recipient’s continued ownership of Units or our shares after the completion of the RTO. Payments under the Tax Receivable Bonus Plan may, at times, be conditioned on the Tax Receivable Recipient’s continued employment by the Company. As of March 31, 2024, the Company has not made any payments in relation to the Tax Receivable Agreement or the Tax Receivable Bonus Plans.

Concurrently with the execution of the Floating Share Arrangement Agreement, Canopy Growth, Canopy USA, High Street, Acreage Holdings America, Inc. and certain individuals party to the Tax Receivable Agreement, amended the Tax Receivable Agreement in accordance with the Floating Share Agreement. Pursuant to the Floating Share Agreement, Canopy Growth, on behalf of Canopy USA agreed to: (i) issue Canopy Shares with a value of approximately $30,500 to the Tax Receivable Agreement Members in exchange for each such individual executing an assignment of rights agreement assigning such individual’s rights under the Tax Receivable Agreement to Canopy USA, such that following assignment, Canopy USA is the sole member and beneficiary under the Tax Receivable Agreement; and (ii) fund a payment with a value of approximately $19,500 to be made by the Company in Canopy Shares to certain eligible participants pursuant to the Tax Receivable Bonus Plans, as amended on October 24, 2022, both in order to reduce a potential liability of approximately $121,000 under the Tax Receivable Agreement and the Tax Receivable Bonus Plans. In connection with the foregoing, Canopy issued: (i) 564,893 common shares with a value of $15.2 million to certain Tax Receivable Agreement Members on November 4, 2022 as the first installment; and (ii) 710,208 common shares with a value of $15.2 million to certain Tax Receivable Agreement Members on March 17, 2023, as the second installment. Canopy also agreed to issue Canopy common shares with a value of approximately $19.5 million to certain eligible participants pursuant to the Bonus Plans to be issued immediately prior to completion of the Floating Share Arrangement.
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

Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of March 31, 2024, for which no liabilities are recorded on the Unaudited Condensed Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of March 31, 2024 and 2023, such amounts were not material.
CanWell Settlement

In November 2020, the Company entered into a final confidential settlement agreement with CanWell, LLC for certain outstanding proceedings. As part of that agreement, the Company accrued for $7,750 in Legal settlements, net on the Statements of Operations for the year ended December 31, 2020. In connection with this settlement agreement, the Company issued a promissory note in the amount of $7,750 to CanWell, which is non-interest bearing and is payable in periodic payments through December 31, 2024. Through March 31, 2024, the Company has paid $6,166 of the promissory note.

Contingencies
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of March 31, 2024, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.

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
Tax Receivable Agreement and Tax Receivable Bonus Plans
The Company is a party to (i) a tax receivable agreement dated November 14, 2018 and subsequently amended (the “Tax Receivable Agreement”) between the Company and certain current and former unit holders of HSCP and (ii) tax receivable bonus plans dated November 14, 2018 and subsequently amended (the “Tax Receivable Bonus Plans”) between the Company and certain directors, officers and consultants of the Company (together the “Tax Receivable Recipients”). Under the Tax Receivable Agreement and the Tax Receivable Bonus Plans, the Company is required to make cash payments to the Tax Receivable Recipients equal to 85% of the tax benefits, if any, that the Company actually realizes, or in certain circumstances is deemed to realize, as a result of (i) the increases in its share of the tax basis of assets of HSCP resulting from any redemptions or exchanges of Units from the HSCP Members, and (ii) certain other tax benefits related to the Company making payments under the Tax Receivable Agreement and the Tax Receivable Bonus Plan. Although the actual timing and amount of any payments that the Company makes to the Tax Receivable Recipients cannot be estimated, it expects those payments will be significant. Any payments made by the Company to the Tax Receivable Recipients may generally reduce the amount of overall cash flow that might have otherwise been available to it. Payments under the Tax Receivable Agreement are not conditioned on any Tax Receivable Recipient’s continued ownership of Units or our shares after the completion of the RTO. Payments under the Tax Receivable Bonus Plan may, at times, be conditioned on the Tax Receivable Recipient’s continued employment by the Company. As of March 31, 2024, the Company has not made any payments in relation to the Tax Receivable Agreement or the Tax Receivable Bonus Plans. Refer to Note 13 for further discussion.

6.10% Secured debenture due September 2030
As disclosed in Note 10, “6.10% Secured debenture due September 2030”, on September 23, 2020, pursuant to the implementation of the Amended Arrangement, a subsidiary of Canopy Growth advanced gross proceeds of $50,000 (less transaction costs of approximately $4,025) to Universal Hemp, an affiliate of the Company, pursuant to the terms of a secured debenture. In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. Acreage then engaged an investment advisor (the “Investment Advisor”) which, under the Investment Advisor’s sole discretion, invested on behalf of Universal Hemp, $34,019 of the proceeds on September 28, 2020. During the three months ended March 31, 2024 and 2023, the Company incurred interest expense attributable to the 6.10% Secured debenture due September 2030 of $763.

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

Viridescent has committed $42,000 of the $140,000 drawn down under the Credit Facility, with third-party syndicated affiliates committing the additional $98,000. During the three months ended March 31, 2024, the Company incurred interest expense attributable to Viridescent of $1,701. The loan is secured by first-lien mortgages on Acreage’s wholly owned real estate and other commercial security interests. A third-party syndicate served as Administrative Agent for the transaction.

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

Basic and diluted loss per share is as follows:

	Three Months Ended March 31,
	2024	2023
Net loss attributable to common shareholders of the Company	$(27,978)	$(14,590)
Weighted average shares outstanding - basic	115,995	112,546
Effect of dilutive securities	—	—
Weighted average shares - diluted	115,995	112,546
Net loss per share attributable to common shareholders of the Company - basic	$(0.24)	$(0.13)
Net loss per share attributable to common shareholders of the Company - diluted	$(0.24)	$(0.13)
During the three months ended March 31, 2024, 5,817 Fixed warrants, 2,524 Floating warrants, 5,840 Fixed Share RSUs, 6,084 Floating Share RSUs, 4,543 Fixed Share stock options, 2,097 Floating Share stock options and 22,698 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive. During the three months ended March 31, 2023, 5,817 Fixed warrants, 2,524 Floating warrants, 6,206 Fixed Share RSUs, 449 Floating Share RSUs, 7,337 Fixed Share stock options, 2,236 Floating Share stock options and 22,698 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
17.    SUBSEQUENT EVENTS
On April 20, 2024 and May 10, 2024 the Company received a notice of default letter on each date from the agents of the Prime rate credit facilities due January 2026, as amended, of the occurrence of certain events of default (the “Default Letters”). The Default Letter dated April 20, 2024, contains allegations that there have been three events of default with respect to the credit agreement and the agents and lenders reserved all rights, and that they were in the process of reviewing the appropriate course of action to be taken with respect to the identified events of default. The Default Letter dated May 10, 2024 alleges an event of default for the failure to make an interest payment for the month ending April 30, 2024. The Default Letters did not identify that there had been any exercise of rights or remedies available to the agents or lenders under Section 9.1 of the credit agreement. The Company is continuing to evaluate the facts surrounding the asserted events of default and the applicable provisions of the Credit Agreement. As a result of the notice of default letters, all of the debt has been transferred to Debt, current on the Unaudited Condensed Consolidated Statements of financial position.
Subsequent to March 31, 2024, the Company determined that the assets and liabilities categorized as held-for-sale related to the Company’s Ohio operations no longer meet the held-for-sale criteria as the Company intends to retain and continue its Ohio operations.
Management has reviewed all other events subsequent to March 31, 2024 through the date of issuing these financial statements and determined that no further subsequent events require adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist in the understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. This discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Such statements involve risks and uncertainties. Our actual results may differ materially from those contemplated by these forward-looking statements as a result of various factors, including those set forth in “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), and “Cautionary Statement Regarding Forward-Looking Statements” set forth below.

This MD&A should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and for the three month period ended March 31, 2024 and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q) and the 2023 Form 10-K. Financial information presented in this MD&A is presented in thousands of U.S. dollars, unless otherwise indicated.
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
Generally, forward-looking statements may be identified by the use of forward-looking terminology such as “plans”, “expects” or “does not expect”, “proposed”, “is expected”, “budgets”, “scheduled”, “estimates”, “forecasts”, “intends”, “anticipates” or “does not anticipate”, or “believes”, or variations of such words and phrases, or by the use of words or phrases which state that certain actions, events or results may, could, would, or might occur or be achieved. There can be no assurance that such forward-looking statements will prove to be accurate, and actual results and future events could differ materially from those anticipated in such forward-looking statements. Forward-looking statements reflect Acreage’s current beliefs and are based on information currently available to Acreage and on assumptions Acreage believes are reasonable. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause the actual results, level of activity, performance or achievements of Acreage to be materially different from those expressed or implied by such forward-looking statements. Such risks and other factors may include, but are not limited to:
•The U.S. Federal illegality of the Company’s business activities
•the anticipated benefits of the Floating Share Arrangement with Canopy Growth;
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

A description of additional assumptions used to develop such forward-looking statements and a description of additional risk factors that may cause actual results to differ materially from forward-looking statements can be found in Part I, Item 1A of the Company’s Annual Report on Form 10-K, under the heading “Risk Factors”, dated April 30, 2024, as filed with the Securities and Exchange Commission. Although Acreage has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Readers are cautioned that the foregoing list of factors is not exhaustive. Readers are further cautioned not to place undue reliance on forward-looking statements as there can be no assurance that the plans, intentions or expectations upon which they are placed will occur. Forward-looking statements contained in this Form 10-Q are expressly qualified by this cautionary statement. The forward-looking statements contained in this Form 10-Q represent the expectations of Acreage as of the date of this Form 10-Q and, accordingly, are subject to change after such date. However, Acreage expressly disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as expressly required by applicable securities law.

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview—This section provides a general description of the Company’s businesses, its strategic objectives, as well as developments that occurred during the three months ended March 31, 2024 and 2023 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2024 and 2023. This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended March 31, 2024 and 2023, as well as a discussion on the Company’s outstanding debt and commitments that existed as of March 31, 2024. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

Overview
Acreage Holdings, Inc. (“Acreage” or the “Company”), a vertically integrated, multi-state operator of cannabis licenses and assets in the U.S, was continued into the Province of British Columbia under the Business Corporations Act (British Columbia). Acreage Fixed Shares and Floating Shares (as such terms are defined at Note 13 of the unaudited condensed consolidated financial statements) are each listed on the Canadian Securities Exchange under the symbols “ACRG.A.U” and “ACRG.B.U”, respectively, and are quoted on the OTCQX® Best Market by OTC Markets Group under the symbols “ACRHF” and “ACRDF”, respectively and on the Open Market of the Frankfurt Stock Exchange under the symbols “0VZ1” and “0VZ2”, respectively. Acreage operates through its consolidated subsidiary High Street Capital Partners, LLC (“HSCP”), a Delaware limited liability company. HSCP, which does business as “Acreage Holdings”, was formed on April 29, 2014. The Company became an indirect parent of HSCP on November 14, 2018 in connection with a reverse takeover (“RTO”) transaction. The Company’s operations include (i) cultivating cannabis plants, (ii) manufacturing branded consumer products, (iii) distributing cannabis flower and manufactured products, and (iv) retailing high-quality, effective cannabis products to consumers. The Company appeals to medical and adult-use customers through brand strategies intended to build trust and loyalty.

As of March 31, 2024, Acreage owned and operated a total of twenty-three dispensaries - five in Ohio, four in Maine, four in New York, three in New Jersey, three in Connecticut, two in Massachusetts, and two in Illinois. As of March 31, 2024, Acreage owned and operated a total of eight cultivation and processing facilities, one each in Illinois, Maine, New Jersey, New York, Ohio and Pennsylvania, respectively, and two in Massachusetts.
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

Highlights from the three months ended March 31, 2024:
•Adjusted EBITDA for the three months ended March 31, 2024 was $2.0 million, compared to adjusted EBITDA of $10.6 million during the same period in 2023. This marks thirteen consecutive quarters of positive adjusted EBITDA, further validating management's refocused strategic plan. Refer to section “Non-GAAP Information” for a discussion of Adjusted EBITDA as a non-GAAP measure.
•On January 3, 2024, the Company entered the New York adult-use market with its first wholesale product sale.

•On January 25, 2024, the Company relocated a Connecticut dispensary to Vernon Connecticut, marking the first-ever cannabis dispensary in the borough of over 30,000 residents.
•On March 11, 2024, the Company launched adult-use sales at its Vernon, Connecticut Dispensary. The Botanist Vernon is now operating as a hybrid dispensary, providing its full suite of products to both medical patients and adult-use customers.

Operational and Regulation Overview (all amounts in thousands, except per share amounts)

The Company believes its operations are in material compliance with all applicable state and local laws, regulations and licensing requirements in the states in which it operates. However, cannabis is illegal under U.S. federal law. Substantially all of the Company’s revenue is derived from U.S. cannabis operations. For information about risks related to U.S. cannabis operations, please refer to Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Results of Operations
The following table presents selected financial data derived from the unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2024 and 2023. The selected financial information set out below may not be indicative of the Company’s future performance.
Summary Results of Operations

			Better/(Worse)
in thousands, except per share amounts	Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$	%
Revenues, net	$45,301	$55,963	$(10,662)	(19)%
Net operating income (loss)	(23,182)	1,145	(24,327)	n/m
Net loss attributable to Acreage	(27,978)	(14,590)	(13,388)	(92)
Basic and diluted loss per share attributable to Acreage	$(0.24)	$(0.13)	$(0.11)	(85)%
n/m - Not Meaningful
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

			Better/(Worse)
in thousands	Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$	%
Retail revenue, net	$31,811	$41,881	$(10,070)	(24)%
Wholesale revenue, net	13,490	13,998	(508)	(4)
Other revenue, net	—	84	(84)	n/m
Total revenues, net	$45,301	$55,963	$(10,662)	(19)%
Cost of goods sold, retail	(17,942)	(20,414)	2,472	12
Cost of goods sold, wholesale	(28,856)	(8,964)	(19,892)	(222)
Total cost of goods sold	$(46,798)	$(29,378)	$(17,420)	(59)%
Gross profit (loss)	$(1,497)	$26,585	$(28,082)	n/m
Gross margin	(3)%	48%		(51)%
n/m - Not Meaningful

Three months ended March 31, 2024 vs. 2023
Total revenues for the three months ended March 31, 2024 declined by $10,662, or 19%, compared to the three months ended March 31, 2023. The decline in total revenue was primarily due to continued competitive pressure across most of the Company’s markets and was somewhat offset by revenue growth in Connecticut after commencement of adult use sales.
Retail revenue for the three months ended March 31, 2024 decreased by $10,070, or 24%, compared to the three months ended March 31, 2023. This decline was primarily driven by increased retail competition and pricing pressures in key markets.
Wholesale revenue for the three months ended March 31, 2024 decreased by $508, or 4%, compared to the three months ended March 31, 2023. The decline in wholesale revenue was primarily due to price compression and decreased wholesale demand in key markets, particularly in those markets where integrated operators put a greater focus on the sales of their own internally produced products.
Retail cost of goods sold decreased $2,472, or 12%, for the three months ended March 31, 2024 compared to 2023. This decrease was driven by lower volumes and cost efficiencies.
Wholesale cost of goods sold increased $19,892, or 222%, for the three months ended March 31, 2024 compared to 2023. The growth in wholesale cost of goods sold contrasted with a 4% decrease in wholesale revenue. Wholesale cost of goods sold increased due to i) a change in accounting estimate for the costing of inventory which resulted in a $13,828 charge to Cost of goods sold, wholesale (Refer to Note 2 for further discussion) and ii) inflation driven cost increases and product mix shifts, which were greater than the cost reductions associated with lower volumes.
Gross profit (loss) decreased $28,082 for the three months ended March 31, 2024 to $(1,497) from $26,585 in 2023, and Gross margin decreased from 48% of revenue for the three months ended March 31, 2023 to (3)% of revenue in 2024, or 51%, due to the factors discussed above. Efficiencies gained from further economies of scale were unable to offset overall selling price declines, and cost increases due to inflation.
Total operating expenses
Total operating expenses consist primarily of recurring general and administrative expenses, compensation expenses, professional fees, which includes, but is not limited to, legal and accounting services, and one-time expenses.such as loss on impairments.

Operating expenses			Better/(Worse)
in thousands	Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$	%
General and administrative	$7,225	$10,512	$3,287	31%
Compensation expense	12,118	12,203	85	1
Equity-based compensation expense	809	984	175	18
Marketing	559	744	185	25
Impairments, net	118	—	(118)	n/m
Depreciation and amortization	856	997	141	14
Total operating expenses	$21,685	$25,440	$3,755	15%

n/m - Not Meaningful
Three months ended March 31, 2024 vs. 2023
Total operating expenses for the three months ended March 31, 2024 were $21,685, an decrease of $3,755, or 15%, compared with 2023. The primary drivers of the increase in operating expenses were as follows:
•General and administrative expenses decreased $3,287 during the three months ended March 31, 2024 compared with 2023, primarily due to initiatives put in place by management to reduce operating costs across the Company.
•Compensation expense decreased $85 during the three months ended March 31, 2024 as compared with 2023, primarily due to staffing reductions.
•Equity-based compensation expense decreased $175 during the three months ended March 31, 2024 as compared with 2023, primarily due to staffing reductions and changes made to the Company’s long-term incentive compensation plans.

Total other income (loss)

Other loss			Better/(Worse)
in thousands	Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$	%
Loss from investments, net	$—	$(342)	$342	n/m
Interest income from loans receivable	—	16	(16)	n/m
Interest expense	(8,859)	(8,074)	(785)	(10)%
Other loss, net	(155)	(1,553)	1,398	90
Total other loss	$(9,014)	$(9,953)	$939	9%

n/m - Not Meaningful
Three months ended March 31, 2024 vs. 2023
Total other loss for the three months ended March 31, 2024 was $9,014, a decrease of $939 compared with 2023. The primary drivers of the decrease in Total other loss were as follows:
•Interest expense for the three months ended March 31, 2024 of $8,859 increased by $785 as a result of the Company having a larger debt balance as compared to 2023 and due to an increased interest rate on a substantial portion of the Company’s debt.
•Other loss for the three months ended March 31, 2024 of $155 decreased by $1,398 as compared with 2023. Other income, net for the year ended March 31, 2023 was primarily due to a loss on the termination of a lease related the Company’s operations in Massachusetts.

Net loss

Net loss			Better/(Worse)
in thousands	Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$	%
Net loss	$(33,319)	$(16,157)	$(17,162)	(106)%
Less: net loss attributable to non-controlling interests	(5,341)	(1,567)	(3,774)	(241)
Net loss attributable to Acreage Holdings, Inc.	$(27,978)	$(14,590)	$(13,388)	(92)%
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

Adjusted EBITDA			Better/(Worse)
in thousands	Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$	%
Net loss (U.S. GAAP)	$(33,319)	$(16,157)
Income tax expense	1,123	7,349
Interest expense, net	8,859	8,058
Depreciation and amortization(1)	6,836	3,038
EBITDA (non-GAAP)	$(16,501)	$2,288	$(18,789)	(821)%
Adjusting items:
Loss (income) from investments, net	—	342
Impairments, net	118	—
Non-cash inventory adjustments	1,924	2,237
Loss on extraordinary events(2)	154	1,492
Equity-based compensation expense	809	984
Other non-recurring expenses(3)	15,475	3,250
Adjusted EBITDA (non-GAAP)	$1,979	$10,593	$(8,614)	(81)%
(1) Depreciation and amortization for the three months ended March 31, 2024 and 2023 contains depreciation and amortization included in cost of goods sold.
(2) Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence.
(3) Other non-recurring income and expenses relates to i) certain compensation, ii) general and administrative, iii) other miscellaneous income and expenses, and iv) a change in accounting estimate for the costing of inventory, which resulted in a $13,828 charge to Cost of goods sold, wholesale, refer to note 2 for further discussion. The Company excludes these items as they are not expected to recur.

The changes in adjusted EBITDA are driven by the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Sources and uses of cash (all amounts in thousands, except per share amounts)
The Company’s primary uses of capital include operating expenses, income taxes, capital expenditures and the servicing of outstanding debt. The Company’s primary sources of capital include funds generated by cannabis sales as well as financing activities. Through March 31, 2024, the Company had primarily used private financing as a source of liquidity for short-term working capital needs and general corporate purposes.
As of March 31, 2024, the Company had cash of $9,844, including $7,342 of cash and cash equivalents and $2,502 of restricted cash, respectively, on the Consolidated Statements of Financial Position. The Company’s ability to fund its operations, capital expenditures, acquisitions, and other obligations depends on its future operating performance and ability to obtain financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond the Company’s control.

The Company’s future contractual obligations include the following:
Leases
As of March 31, 2024, the Company had future operating lease obligations and future finance lease obligations of $26,455 and $15,306, respectively, with $2,779 and $693 payable within the next nine months, respectively. The Company leases land, buildings, equipment and other capital assets which it plans to use for corporate purposes in addition to the production and sale of cannabis products. Leases with an initial term of 12 months or less are not recorded on the Unaudited Condensed Consolidated Statements of Financial Position and are expensed in the Unaudited Condensed Consolidated Statements of Operations on the straight-line basis over the lease term. The Company does not have any material variable lease payments, and accounts for non-lease components separately from leases. Refer to Note 8 of the Unaudited Condensed Consolidated Financial Statements for further discussion.

Debt
As of March 31, 2024, the Company had outstanding debt with varying maturities for an aggregate principal amount of $237,943 (net of $15,465 of unamortized discounts and debt issuance costs), with $143,225 payable within the remaining nine months. The Company has related future interest payments of $55,370, with $14,593 payable within the remaining nine months. In April 2023, the Company reached an agreement with its lenders that would allow it to draw a further $15,000 under its current credit agreement, with such funds being restricted for use to only eligible capital expenditures. As part of this agreement, the Company agreed to limit the total amounts outstanding under the Credit Agreement from $150,000 to $140,000. Refer to Notes 10 and 17 of the Unaudited Condensed Consolidated Financial Statements for further discussion.

The Company expects that its cash and cash equivalents of $7,342 as of March 31, 2024, and other mitigating factors, will be adequate to support the future obligations discussed above as well as the capital needs of the existing operations and expansion plans over the next twelve months. Refer to Note 2 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
Going Concern

As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit as of March 31, 2024, as well as a net loss and negative cash flow from operating activities for the three months ended March 31, 2024. Additionally, during the quarter the Company was in default of the Prime rate credit facilities due January 2026, as amended. Refer to Note 10 for further discussion. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. Continuation as a going concern is dependent upon continued operations of the Company, which is dependent upon the Company’s ability to meet its financial requirements and the success of its future operations. The consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

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

Cash flows
Cash and cash equivalents were $9,844 as of March 31, 2024, which represents a net decrease of $7,771 for the three months ended March 31, 2024. The following table details the change in cash, cash equivalents, restricted cash and cash related to assets held for sale for the three months ended March 31, 2024 and 2023.

Cash flows			Better/(Worse)
in thousands	Three Months Ended March 31,		2024 vs. 2023
	2024	2023	$	%
Net cash used in operating activities	$(3,806)	$(8,070)	$4,264	53%
Net cash used in investing activities	(3,111)	(1,714)	(1,397)	(82)
Net cash used in financing activities	(854)	(32)	(822)	n/m
Net decrease in cash, cash equivalents, restricted cash, and cash held for sale	$(7,771)	$(9,816)	$2,045	21%

n/m - Not Meaningful
Net cash used in operating activities
During the three months ended March 31, 2024, the Company used $3,806 of net cash in operating activities, which represented an improvement of $4,264, or 53%, when compared with 2023. This improvement was driven by i) non-cash inventory write-offs and provisions of $13,588, ii) cash related changes to inventory of $10,144, and was offset by iii) changes to the company's taxes payable profile of ($5,671).

Net cash used in investing activities
During the three months ended March 31, 2024, the Company used $3,111 of net cash through investing activities compared to $1,714 of net cash used in investing activities in the same period for 2022, which represented a change of $1,397. Net cash used in investing activities for the three months ended March 31, 2024 included $2,611 on the purchase of capital assets, $500 on the purchase of intangibles which was partially offset by cash acquired through business acquisitions of $516 related to March 31, 2023.
Net cash used in financing activities
During the three months ended March 31, 2024, the Company used $854 of net cash through financing activities compared to $32 of net cash used in financing activities in the same period for 2023, which represented a change of $822 and was driven by an increase in debt repayments for the three months ended March 31, 2024.
Capital Resources
Capital structure and debt
Our debt outstanding as of March 31, 2024 and December 31, 2023 is as follows:

Debt balances	March 31, 2024	December 31, 2023
Financing liability (failed sale-leaseback)	$15,253	$15,253
Finance lease liabilities	5,923	5,943
7.50% Loan due April 2026	33,186	32,438
6.10% Secured debenture due September 2030	47,067	46,955
Note due December 2024	1,583	2,375
Prime rate credit facilities due January 2026, as amended	133,290	132,337
Note backed by ERTC	1,641	1,641
Total debt	$237,943	$236,942
Less: current portion of debt	136,637	4,132
Total long-term debt	$101,306	$232,810
Commitments and contingencies
Commitments
The Company provides revolving lines of credit to certain of its portfolio companies. As of March 31, 2024, only one revolving line of credit remained outstanding and the maximum obligation under this arrangement was equal to the balance advanced. Refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
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

Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of March 31, 2024, for which no liabilities are recorded on the Unaudited Condensed Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of March 31, 2024, such amounts were not material.
Contingencies
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of March 31, 2024, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
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
Critical accounting policies and estimates
We have adopted various accounting policies to prepare the Unaudited Condensed Consolidated Financial Statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2023 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

As of March 31, 2024, the Company implemented a change in accounting estimate for the costing of inventory cultivated, extracted or processed, and manufactured or infused by the Company from historical average cost to three-month rolling average cost to better align with evolving market dynamics, improve the accuracy of inventory valuation, and enhance financial reporting transparency. The Company accounted for this change as a change in accounting estimate and, accordingly, applied it on a prospective basis. This change resulted in a $13,828 charge to Cost of goods sold, wholesale on the Company’s Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk (presented in thousands, except share amounts).
The Company has exposure to certain risks, including market, credit, liquidity, asset forfeiture, banking and interest rate risk, and assesses the impact and likelihood of those risks. However, there have been no material changes in our market risk during the three months ended March 31, 2024. For additional information, refer to our 2023 Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ending March 31, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company is working diligently to remediate this material weakness and will continue to evaluate the staffing requirements of the Company as the landscape and needs of the Company continue to evolve. However, there is no assurance that this material weakness will be fully remediated by December 31, 2024. given continuing lasting impacts of COVID-19 on staffing and labor for companies within our industry and otherwise. A material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
10.1	Eighth Amendment to Arrangement Agreement, dated May 8, 2024, by and among Acreage Holdings, Inc., Canopy Growth Corporation and Canopy USA, LLC.	8-K	000-56021	10.1	5/14/2024
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Extensible Business Reporting Language):): (i) Consolidated Statements of Financial Position as of March 31, 2024 (unaudited) and December 31, 2023 (audited), (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and March 31, 2023, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and March 31, 2023, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2024 and March 31, 2023 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
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
Date: May 30, 2024

Acreage Holdings, Inc.

By:	/s/ Philip Himmelstein
Philip Himmelstein
Interim Chief Financial Officer