Form 10-Q
period 2024-06-30
Acreage Holdings, Inc.
filed 2024-08-14
CIK 1762359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

The registrant has three classes of issued and outstanding shares: the Fixed Shares, the Floating Shares and the Class F multiple voting shares (the “Fixed Multiple Shares”). The Fixed Shares and Floating Shares each entitle the holders to notice of and to attend at any meeting of the shareholders of the registrant, except a meeting of which only holders of another particular class or series of shares of the registrant have the right to vote. Each Fixed Share is entitled to one vote per Fixed Share, each Floating Share is entitled to one vote per Floating Share and each Fixed Multiple Share is entitled to 4,300 votes per Fixed Multiple Share on all matters upon which the holders of shares are entitled to vote. As of July 31, 2024, there were 80,928,806 Fixed shares, 40,953,831 Floating Shares, and 117,600 Fixed Multiple Shares, in each case, issued and outstanding.

TABLE OF CONTENTS
Acreage Holdings, Inc.
Form 10-Q
For the Three and Six Months Ended June 30, 2024

PART I
Item 1. Financial Statements and Supplementary Data.

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$9,999	$13,631
Restricted cash	66	3,984
Accounts receivable, net	9,614	8,459
Inventory	34,015	47,675
Assets held-for-sale	—	6,028
Other current assets	3,691	2,136
Total current assets	57,385	81,913
Long-term investments	33,170	33,170
Capital assets, net	136,373	141,732
Operating lease right-of-use assets	18,250	17,531
Intangible assets, net	35,624	31,044
Goodwill	13,761	13,346
Other non-current assets	1,504	1,558
Total non-current assets	238,682	238,381
TOTAL ASSETS	$296,067	$320,294

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$38,008	$29,936
Taxes payable	7,607	11,395
Interest payable	4,208	5,539
Operating lease liability, current	2,532	2,457
Debt, current	3,351	4,132
Liabilities related to assets held for sale	—	2,253
Other current liabilities	127	2,011
Total current liabilities	55,833	57,723
Debt, non-current	258,409	232,810
Operating lease liability, non-current	18,102	17,293
Deferred tax liability	10,498	10,584
Liability on unrecognized tax benefits	49,157	39,859
Warrant liability	7,020	—
Other liabilities	14	1,054
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Total non-current liabilities	343,200	301,600
TOTAL LIABILITIES	399,033	359,323
Commitments and contingencies
Common stock, no par value - unlimited authorized, 117,225 and 116,383 issued and outstanding as of June 30, 2024. 115,995 and 115,153 issued and outstanding as of December 31, 2023.	—	—
Additional paid-in capital	762,654	759,698
Treasury stock, 842 common stock held in treasury	(21,054)	(21,054)
Accumulated deficit	(804,933)	(747,550)
Total Acreage Shareholders' deficit	(63,333)	(8,906)
Non-controlling interests	(39,633)	(30,123)
TOTAL DEFICIT	(102,966)	(39,029)

TOTAL LIABILITIES AND DEFICIT	$296,067	$320,294
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
REVENUE
Retail revenue, net	$26,374	$44,913	$58,185	$86,794
Wholesale revenue, net	12,624	13,202	26,114	27,200
Other revenue, net	—	—	—	84
Total revenues, net	38,998	58,115	84,299	114,078
Cost of goods sold, retail	(14,601)	(23,484)	(32,543)	(43,898)
Cost of goods sold, wholesale	(7,475)	(13,509)	(36,331)	(22,473)
Total cost of goods sold	(22,076)	(36,993)	(68,874)	(66,371)
Gross profit	16,922	21,122	15,425	47,707

OPERATING EXPENSES
General and administrative	8,073	7,073	15,298	17,585
Compensation expense	11,750	13,203	23,868	25,406
Equity-based compensation expense	1,342	694	2,151	1,678
Marketing	559	656	1,118	1,400
Impairments, net	(118)	—	—	—
Write down of assets held-for-sale, net	—	3,557	—	3,557
Depreciation and amortization	933	994	1,789	1,991
Total operating expenses	22,539	26,177	44,224	51,617

Net operating loss	$(5,617)	$(5,055)	$(28,799)	$(3,910)

Income (loss) from investments, net	—	322	—	(20)
Interest income (loss) from loans receivable	—	(6)	—	10
Interest expense	(8,436)	(8,862)	(17,295)	(16,936)
Other income (loss), net	(6,182)	1,355	(6,337)	(198)
Total other loss	(14,618)	(7,191)	(23,632)	(17,144)

Loss before income taxes	$(20,235)	$(12,246)	$(52,431)	$(21,054)

Income tax expense	(3,894)	(5,994)	(5,017)	(13,343)

Net loss	$(24,129)	$(18,240)	$(57,448)	$(34,397)

Less: net loss attributable to non-controlling interests	(3,104)	(2,084)	(8,445)	(3,651)

Net loss attributable to Acreage Holdings, Inc.	$(21,025)	$(16,156)	$(49,003)	$(30,746)

Net loss per share attributable to Acreage Holdings, Inc. - basic and diluted:	$(0.18)	$(0.14)	$(0.42)	$(0.27)

Weighted average shares outstanding - basic and diluted	116,278	112,810	116,136	112,679

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT)

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
December 31, 2022	3,861	112,437	$760,529	$(21,054)	$(678,091)	$61,384	$(21,205)	$40,179
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	—	—	—	(367)	(367)	—	(367)
NCI adjustments for changes in ownership	—	—	14	—	—	14	(14)	—
Equity-based compensation expense and related issuances	—	287	984	—	—	984	—	984
Net loss	—	—	—	—	(14,590)	(14,590)	(1,567)	(16,157)
March 31, 2023	3,861	112,724	$761,527	$(21,054)	$(693,048)	$47,425	$(22,786)	$24,639
NCI adjustments for changes in ownership	—	—	(3,389)	—	—	(3,389)	3,389	—
Capital distributions, net	—	—	—	—	—	—	(3,968)	(3,968)
Other equity transactions	—	—	(130)	—	—	(130)	—	(130)
Equity-based compensation expense and related issuances	—	479	694	—	—	694	—	694
Net loss	—	—	—	—	(16,156)	(16,156)	(2,084)	(18,240)
June 30, 2023	3,861	113,203	$758,702	$(21,054)	$(709,204)	$28,444	$(25,449)	$2,995

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
December 31, 2023	3,861	115,995	$759,698	$(21,054)	$(747,550)	$(8,906)	$(30,123)	$(39,029)
NCI adjustments for changes in ownership	—	—	(5,264)	—	—	(5,264)	5,264	—
Other equity transactions	—	—	(16)	—	—	(16)	—	(16)
Equity-based compensation expense and related issuances	—	136	809	—	—	809	—	809
Net loss	—	—	—	—	(27,978)	(27,978)	(5,341)	(33,319)
March 31, 2024	3,861	116,131	$755,227	$(21,054)	$(775,528)	$(41,355)	$(30,200)	$(71,555)
NCI adjustments for changes in ownership	—	—	6,329	—	—	6,329	(6,329)	—
Other equity transactions	—	—	(244)	—	—	(244)	—	(244)
Private placement dividend	—	—	—	—	(8,380)	(8,380)	—	(8,380)
Equity-based compensation expense and related issuances	—	1,094	1,342	—	—	1,342	—	1,342
Net loss	—	—	—	—	(21,025)	(21,025)	(3,104)	(24,129)
June 30, 2024	3,861	117,225	$762,654	$(21,054)	$(804,933)	$(63,333)	$(39,633)	$(102,966)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,448)	$(34,397)
Adjustments for:
Depreciation and amortization	1,789	1,991
Depreciation and amortization included in COGS	5,403	8,935
Equity-based compensation expense	2,151	1,678
Inventory write-off and provision	3,697	6,721
Change in accounting estimate for the costing of inventory	13,828	—
Loss on extinguishment of debt	5,680	—
Gain on disposal of capital assets	(176)	—
Non-cash fair value change related to Warrant liability and Convertible notes	94	—
Bad debt expense	206	339
Non-cash interest expense	2,767	2,457
Non-cash operating lease adjustment	162	(112)
Loss on lease termination	—	(200)
Deferred tax income	(86)	(18)
Non-cash loss from investments, net	—	759
Write-down of assets held-for-sale	—	3,557
Change, net of acquisitions in:
Accounts receivable	(2,009)	6,068
Inventory	(1,241)	(11,915)
Other assets	(820)	(469)
Interest receivable	648	(360)
Accounts payable and accrued liabilities	6,209	(5,670)
Taxes payable	(3,788)	8,540
Interest payable	2,405	249
Liability on unrecognized tax benefits	9,298	—
Other liabilities	(2,073)	(3,130)	(1)
Net cash used in operating activities	$(13,304)	$(14,977)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital assets	$(2,648)	$(3,232)
Collection of notes receivable	—	2,000
Business acquisitions, net of cash acquired	—	516
Purchases of intangible assets	(500)	—
Net cash used in investing activities	$(3,148)	$(716)
CASH FLOWS FROM FINANCING ACTIVITIES:
Other equity transactions	$(260)	$(130)	(1)
Proceeds from financing (refer to Note 14 for related party financing)	—	27,121
Deferred financing costs paid	—	(500)
Proceeds from issuance of private placement units and warrants	10,000	—
Repayment of debt	(838)	(868)
Capital distributions - non-controlling interests	—	(3,968)
Net cash provided by financing activities	$8,902	$21,655
Net increase (decrease) in cash, cash equivalents, restricted cash, and cash held for sale	$(7,550)	$5,962
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash, cash equivalents, restricted cash, and cash held for sale - Beginning of period	17,615	24,067
Cash, cash equivalents, restricted cash, and cash held for sale - End of period	$10,065	$30,029

RECONCILIATION OF CASH FLOW INFORMATION:
Cash and cash equivalents	$9,999	$16,401
Restricted cash	66	13,628
Total cash, cash equivalents, and restricted cash at end of period	$10,065	$30,029
(1) Presentation of June 30, 2023 figures have been revised, refer to Note 2 for further discussion.

	Six Months Ended June 30,
(in thousands)	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid - non-lease	$2,658	$14,222
Income taxes paid	24	4,280
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets not yet paid for	$781	$3,729
Initial fair value recognition on Warrant Liability	6,972	—
Initial fair value recognition on Convertible Notes	11,408	—

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
Canopy Growth Corporation transaction

On June 27, 2019, the Company and Canopy Growth Corporation (“Canopy Growth” or “CGC”) implemented the Prior Plan of Arrangement (as defined in Note 15) contemplated by the Original Arrangement Agreement (as defined in Note 15). Pursuant to the Prior Plan of Arrangement, Canopy Growth was granted an option to acquire all of the issued and outstanding shares of the Company. Canopy Growth was required to exercise the option upon a change in federal laws in the United States to permit the general cultivation, distribution and possession of marijuana (as defined in the relevant legislation) or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”) and, subject to the satisfaction or waiver of certain closing conditions set out in the Original Arrangement Agreement, Canopy Growth was required to acquire all of the issued and outstanding subordinated voting shares (“SVS”) (following the mandatory conversion of the Class B proportionate voting shares (the “PVS”) and Class C multiple voting shares (the “MVS”) into SVS).
On June 24, 2020, Canopy Growth and the Company entered into an agreement to, among other things, amend the terms of the Original Arrangement Agreement and the terms of the Prior Plan of Arrangement (the “Amended Arrangement”). On September 16, 2020, the Company’s shareholders voted in favor of a special resolution authorizing and approving the terms of, among other things, the Amended Arrangement. Subsequently, on September 18, 2020, the Company obtained a final order from the Supreme Court of British Columbia approving the Amended Arrangement, and on September 23, 2020 the Company and Canopy Growth entered into the Amending Agreement (as defined in Note 15) and implemented the Amended Arrangement. Pursuant to the Amended Arrangement, the Company’s articles were amended to create the Fixed Shares, the Floating Shares and the Class F multiple voting shares (the “Fixed Multiple Shares”), and each outstanding SVS was exchanged for 0.7 of a Fixed Share and 0.3 of a Floating Share, each outstanding PVS was exchanged for 28 Fixed Shares and 12 Floating Shares; and each outstanding MVS was exchanged for 0.7 of a Fixed Multiple Share and 0.3 of a Floating Share. Pursuant to the Amended Arrangement, Canopy Growth was granted the option to acquire all of the issued and outstanding Fixed Shares on the basis of 0.03048 (after giving effect to the Canopy Consolidation) (the “Fixed Exchange Ratio”) of a common share of Canopy Growth (each, a “Canopy Share”) for each Fixed Share held at the time of the acquisition of the Fixed Shares (the “Acquisition” or “Acquisition Time”), subject to adjustment in accordance with the terms of the Amended Arrangement (the “Canopy Call Option”), which Canopy Growth is required to exercise upon the occurrence, or waiver (at the discretion of Canopy Growth), of a Triggering Event (the date on which the Triggering Event occurs, the “Triggering Event Date”).On December 15, 2023, Canopy Growth initiated a reverse 1-for-10 share consolidation (the “Canopy Consolidation”), which

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
triggered an Exchange Ratio Adjustment Event which modified the Fixed Exchange Ratio from 0.3048 of a Canopy Share for each Fixed Share to 0.03048 of a Canopy Share for each Fixed Share. Refer to Note 15 for further discussion.

Pursuant to the implementation of the Amended Arrangement, on September 23, 2020, a subsidiary of Canopy Growth advanced gross proceeds of $50,000 to Universal Hemp, LLC, an affiliate of the Company. The debenture bears interest at a rate of 6.1% per annum. Refer to Note 10 for further discussion.
On October 24, 2022, the Company entered into an arrangement agreement (the “Floating Share Agreement”) with Canopy Growth and Canopy USA, LLC (“Canopy USA”), Canopy Growth’s newly-created U.S. domiciled holding company, pursuant to which, subject to approval of the holders of the Class D subordinate voting shares of Acreage (the “Floating Shares”) and the terms and conditions of the Floating Share Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares by way of court-approved Floating Share Arrangement for consideration of 0.04500 (after giving effect to the Canopy Consolidation) of a Canopy Share in exchange for each Floating Share. On March 15, 2023, the Company received the required approval of the holders of Floating Shares in connection with the Floating Share Arrangement at its special meeting of holders of Floating Shares (the “Special Meeting”). On March 21, 2023, the Company obtained a final order form from the Supreme Court of British Columbia approving the Floating Share Arrangement. Upon the satisfaction or waiver of all other conditions set out in the Floating Share Arrangement Agreement, which the parties continue to work towards, the parties will complete the Floating Share Arrangement. On December 15, 2023, Canopy Growth initiated the Canopy Consolidation, which triggered an Exchange Ratio Adjustment Event, which affected the Floating Share Agreement and the consideration agreed upon between Canopy USA and the Company. Refer to Note 15 for further discussion.

On June 3, 2024, the Canopy Call Option was exercised in accordance with the terms of the Amended Arrangement. Upon closing of the Amended Arrangement and Floating Share Agreement (the “Acquisitions” or the “Transactions”), Canopy USA will own 100% of the Fixed Shares and Floating Shares and in connection therewith, Acreage would become a wholly owned subsidiary of Canopy USA. Closing of the Acquisitions remain subject to all of the closing conditions set forth in the Amended Arrangement and the Floating Share Agreement. There can be no certainty, nor can the Company provide any assurance, that all conditions precedent will be satisfied or waived, which may result in the Acquisitions not being completed. Refer to Note 15 for further discussion.

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

As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit as of June 30, 2024, as well as a net loss and negative cash flow from operating activities for the six months ended June 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. Continuation as a going concern is dependent upon continued operations of the Company, which is dependent upon the Company’s ability to meet its financial requirements and the success of its future operations. The consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, dated April 30, 2024, as filed with the Securities and Exchange Commission (the “2022 Form 10-K”).

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
VIEs

In determining whether the Company is the primary beneficiary of a VIE, the Company assesses whether it has the power to direct matters that most significantly impact the activities of the VIE and have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. There were no material consolidated VIEs as of June 30, 2024 or December 31, 2023.
Non-controlling interests (“NCI”)

Non-controlling interests represent ownership interests in consolidated subsidiaries by parties that are not shareholders of Pubco. They are shown as a component of Total deficit in the Unaudited Condensed Consolidated Statements of Financial Position, and the share of loss attributable to non-controlling interests is shown as a component of Net loss in the Unaudited Condensed Consolidated Statements of Operations. Changes in the parent company’s ownership that do not result in a loss of control are accounted for as equity transactions.
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
Restricted cash

Restricted cash represents funds contractually held for specific purposes and, as such, not available for general corporate purposes. Cash and cash equivalents and restricted cash, as presented on the Unaudited Condensed Consolidated Statements of Cash Flows, consists of $9,999 and $66 as of June 30, 2024, respectively, and $13,631 and $3,984 as of December 31, 2023, respectively.
Accounts receivable and notes receivable valuations

The Company reports accounts receivable at their net realizable value, which is management’s best estimate of the cash that will ultimately be received from customers. The Company's notes receivable represent notes due from various third parties. The Company maintains an allowance for expected credit losses to reflect the expected uncollectability of accounts receivable and notes receivable based on historical collection data and specific risks identified among uncollected accounts, as well as management’s expectation of future economic conditions. The Company also considers relevant qualitative and quantitative factors to assess whether historical loss experience should be adjusted to better reflect the risk characteristics of the companies receivables and the expected future losses. If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Trade accounts receivable and notes receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. As of June 30, 2024 and December 31, 2023, the Company’s allowance for doubtful accounts was $626 and $479, respectively, all of which relates to the allowance for credit losses over accounts receivable. As of June 30, 2024 and December 31, 2023, the allowance on loans receivable was $8,911 and $8,479, respectively, of which the allowance for credit losses over notes receivable was nil as the receivables were fully reserved for. Refer to Note 6 for further discussion.

Fair value of financial instruments
The Company accounts for assets and liabilities measured at fair value on a recurring basis in accordance with Accounting Standards Codification (“ASC”) 820 - Fair Value Measurements. ASC 820 utilizes a fair value hierarchy that reflects the significance of the inputs used to make the measurements. The hierarchy is summarized as follows:
•Level 1 - quoted prices in active markets for identical assets or liabilities
•Level 2 - inputs that are observable for the asset or liability, either directly (quoted prices) for similar assets or liabilities in active markets or indirectly (derived from prices) for identical assets or liabilities in markets with insufficient volume or infrequent transactions
•Level 3 - inputs for assets or liabilities that are not based upon observable market data
The Company records Accounts receivable, net, and Accounts payable and accrued liabilities at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.
Net loss per share
Net loss per share represents the net loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis. Basic and diluted loss per share are the same for the three and six months ended June 30, 2024 and 2023, as the issuance of shares upon conversion, exercise or vesting of outstanding units would be anti-dilutive in each period. There were 49,222 and 46,243 anti-dilutive shares outstanding during the three and six months ended June 30, 2024 and 2023, respectively.
Change in Accounting Estimate
During the first quarter of 2024, the Company implemented a change in accounting estimate for the costing of inventory cultivated, extracted or processed, and manufactured or infused by the Company from historical average cost to three-month rolling average cost to better align with evolving market dynamics, improve the accuracy of inventory valuation, and enhance financial reporting transparency. The Company accounted for this change as a change in accounting estimate and, accordingly,

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
applied it on a prospective basis. This change resulted in a $13,828 charge to Cost of goods sold, wholesale on the Company’s Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2024.

Change in presentation

Note that certain items presented for the six months ended June 30, 2023, Unaudited Condensed Consolidated Statements of Cash Flows, include changes in presentation to conform to the current year presentation. There was no impact to our Consolidated Financial Statements as a result of this reclassification.

Accounting Pronouncements Recently Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08 - Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new standard improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. The new standard requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606 - Revenue from Contracts with Customers. The ASU took effect for the Company’s first interim period of fiscal 2024. The standard has been applied prospectively to business combinations occurring on or after the effective date of the amendments. The adoption of ASU 2021-08 did not have a material effect on the Company’s unaudited condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is also permitted. This ASU will result in additional required disclosures when adopted, where applicable.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
3.    ACQUISITIONS, DIVESTITURES AND ASSETS HELD FOR SALE
Acquisitions

During the three and six months ended June 30, 2024, the Company did not complete any acquisitions.
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
Divestitures
During the three and six months ended June 30, 2024 and 2023, the Company did not complete any divestitures.
Assets Held for Sale

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
During the three months ended June 30, 2024, the Company determined that the assets and liabilities categorized as held-for-sale related to the Company’s Ohio operations no longer meet the held-for-sale criteria as the Company intends to retain and continue its Ohio operations. As of June 30, 2024 the Company did not have any business or assets that met the held-for-sale criteria. As of December 31, 2023, the Company determined certain businesses and assets in Ohio met the held-for-sale criteria. As such, the related assets and liabilities within these disposal groups were transferred into Assets held-for-sale and Liabilities related to assets held-for-sale on the Unaudited Condensed Consolidated Statements of Financial Position.

The table below presents the assets and liabilities classified as held for sale on the Unaudited Condensed Consolidated Statements of Financial Position for the years ended December 31, 2023.

December 31, 2023
Akron and Wickliffe, Ohio
Inventory	$302
Other current assets	147
Total current assets classified as held-for-sale	449
Capital assets, net	1,064
Intangible assets, net	4,080
Goodwill	415
Other non-current assets	20
Total assets classified as held-for-sale	$6,028

Accounts payable and accrued liabilities	$(1,730)
Operating lease liability, current	(99)
Total current liabilities classified as held-for-sale	(1,829)
Operating lease liability, non-current	(424)
Total liabilities classified as held-for-sale	$(2,253)

4.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets
The following table details the intangible asset balances by major asset classes:

Intangibles	June 30, 2024	December 31, 2023
Indefinite-lived intangible assets
Cannabis licenses	35,624	31,044
Total intangibles, net	$35,624	$31,044
The intangible assets balance as of December 31, 2023 excludes intangible assets reclassified to assets held-for-sale (refer to Note 3 for further discussion).

There was no amortization expense recorded for the three and six months ended June 30, 2024 and June 30, 2023, respectively.
Goodwill
The following table details the changes in the carrying amount of goodwill:

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Goodwill	Total
December 31, 2023	$13,346
Transferred from held-for-sale	415
June 30, 2024	$13,761
5.    INVESTMENTS
The carrying values of the Company’s investments in the Unaudited Condensed Consolidated Statements of Financial Position as of June 30, 2024 and December 31, 2023 are as follows:

Investments	June 30, 2024	December 31, 2023
Investments held at FV-NI	$33,170	$33,170
Total long-term investments	$33,170	$33,170
Income (loss) from investments, net in the Unaudited Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2024 and 2023 is as follows:

Investment income (loss)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investments held at FV-NI	—	322	—	(20)
Income (loss) from investments, net	$—	$322	$—	$(20)
Investments held at FV-NI
The Company has investments in equity of other companies that do not result in significant influence or control. These investments are carried at fair value, with gains and losses recognized in the Unaudited Condensed Consolidated Statements of Operations.
As further described under the “6.10% Secured debenture due September 2030” in Note 10, on September 23, 2020, a subsidiary of the Company, Universal Hemp, LLC ("Universal Hemp"), was advanced gross proceeds of $50,000 (less transaction costs) pursuant to the terms of a secured debenture. The Company subsequently engaged an investment advisor, which under the investment advisor's sole discretion, on September 28, 2020 invested $34,019 of these proceeds on behalf of Universal Hemp. As a result, Universal Hemp acquired 34,019 class B units, at $1 par value per unit, which represented 100% financial interest in an Investment Partnership, a Canada-based limited partnership. An affiliate of the institutional investor held Class A units of the Investment Partnership. The general partner of the Investment Partnership was also an affiliate of the Institutional Investor. During the fourth quarter of 2023, Kevin Murphy acquired all Class A units and became the general partner of the Investment Partnership. The Class B units are held by the Investment Advisor as an agent for Universal Hemp.
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
6.     NOTES RECEIVABLE, NET

Notes receivable as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Promissory notes receivable	$862	$862
Line of credit receivable	4,331	4,331
Interest receivable	3,718	3,286
Allowance for notes and interest receivable	(8,911)	(8,479)
Total notes receivable	$—	$—
Less: Notes receivable, current	—	—
Notes receivable, non-current	$—	$—
Interest income (loss) from loans receivable during the three and six months ended June 30, 2024 was nil, respectively, and $(6) and $10 for the three and six months ended June 30, 2023, respectively.
At each reporting date, the Company applies its judgment to evaluate the collectability of the note receivable and makes a provision based on the assessed amount of expected credit loss. This judgment is based on parameters such as interest rates, market conditions and creditworthiness of the creditor.
The Company determined that the collectability of certain notes receivables is doubtful based on information available. As of June 30, 2024 and December 31, 2023, the Company’s allowance for notes receivable of $8,911 and $8,479, respectively, including $5,193 of principal outstanding and $3,718 and $3,286 of accrued interest, respectively, and represents the full value of such loan balances.
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

The Company did not have any activity during the three and six months ended June 30, 2024.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
7.    CAPITAL ASSETS, NET
Net property, plant and equipment consisted of:

	June 30, 2024	December 31, 2023
Land	$9,708	$9,708
Building	58,524	58,524
Right-of-use asset, finance leases	6,183	6,183
Furniture, fixtures and equipment	41,372	39,943
Leasehold improvements	60,256	58,828
Construction in progress	2,216	4,069
Software	2,513	2,513
Capital assets, gross	$180,772	$179,768
Less: accumulated depreciation and amortization	(44,399)	(38,036)
Capital assets, net	$136,373	$141,732
Depreciation of capital assets for the three and six months ended June 30, 2024 includes $933 and $1,789 of depreciation and amortization expense, which includes $2,663 and $5,407 that was capitalized to inventory, respectively. Depreciation of capital assets for the three and six months ended June 30, 2023 includes $994 and $1,991 of depreciation and amortization expense, which includes $2,090 and $4,377 that was capitalized to inventory, respectively.
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

Statement of Financial Position Information	Classification	June 30, 2024	December 31, 2023
Right-of-use assets
Operating	Operating lease right-of-use assets	$18,250	$17,531
Finance	Capital assets, net	6,183	6,183
Total right-of-use assets		$24,433	$23,714

Lease liabilities
Current
Operating	Operating lease liability, current	$2,532	$2,457
Financing	Debt, current	127	116
Non-current
Operating	Operating lease liability, non-current	18,102	17,293
Financing	Debt, non-current	5,776	5,827
Total lease liabilities		$26,537	$25,693

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Information	Classification	2024	2023	2024	2023
Short-term lease expense	General and administrative	$111	$58	$226	$209

Operating lease expense	General and administrative	1,173	1,277	2,344	2,615
Finance lease expense:
Amortization of right of use asset	Depreciation and amortization	87	92	155	185
Interest expense on lease liabilities	Interest expense	209	211	419	420
Net operating and finance lease cost		$1,469	$1,580	$2,918	$3,220

		Six Months Ended June 30,
Statement of Cash Flows Information	Classification	2024	2023
Cash paid for operating leases	Net cash used in operating activities	$2,182	$2,727
Cash paid for finance leases - interest	Net cash used in operating activities	$460	$522
The following represents the Company’s future minimum payments required under existing leases with initial terms of one year or more as of June 30, 2024:

Maturity of lease liabilities	Operating Leases	Finance Leases
2024	$2,151	$464
2025	4,313	946
2026	4,526	969
2027	4,114	992
2028	3,015	867
Thereafter	13,398	10,839
Total lease payments	$31,517	$15,077
Less: interest	10,883	9,174
Present value of lease liabilities	$20,634	$5,903

Weighted average remaining lease term (years)	8	10
Weighted average discount rate	10%	12%
As of June 30, 2024, there have been no leases entered into that have not yet commenced.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
9.    INVENTORY
The Company’s inventory balance consists of the following:

	June 30, 2024	December 31, 2023
Retail inventory	$3,946	$2,918
Wholesale inventory	22,407	36,139
Cultivation inventory	5,438	5,826
Supplies & other	2,224	2,792
Total	$34,015	$47,675
Inventory is valued at the lower of cost and net realizable value (“NRV”), defined as estimated selling price in the ordinary course of business, less estimated costs of disposal. During the six months ended June 30, 2024, the Company analyzed its inventory balances, and recorded wholesale inventory adjustments as a result of (i) having excess or obsolete inventory and (ii) reducing the carrying value to ensure inventory balances are properly recorded at the lower of cost and NRV. The Company recognized $1,773 and $3,697of wholesale inventory adjustments within Cost of goods sold, wholesale on the Statements of Operations during the three and six months ended June 30, 2024, respectively, and $4,484 and $6,721 during the three and six months ended June 30, 2023, respectively.
During the first quarter of 2024, the Company implemented a change in accounting estimate for the costing of inventory cultivated, extracted or processed, and manufactured or infused by the Company from historical average cost to three-month rolling average cost to better align with evolving market dynamics, improve the accuracy of inventory valuation, and enhance financial reporting transparency. The Company accounted for this change as a change in accounting estimate and, accordingly, applied it on a prospective basis. This change resulted in a $13,828 charge to Cost of goods sold, wholesale on the Company’s Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2024.
10.    DEBT
The Company’s debt balances consist of the following:

Debt balances	June 30, 2024	December 31, 2023
Financing liability (failed sale-leaseback)	$15,253	$15,253
Finance lease liabilities	5,903	5,943
7.50% Loan due April 2026	33,935	32,438
6.10% Secured debenture due September 2030	47,180	46,955
Note due December 2024	1,582	2,375
Prime rate credit facilities due January 2026, as amended	—	132,337
Amended and restated credit agreement	144,819	—
Convertible notes	11,447	—
Note backed by ERTC	1,641	1,641
Total debt	$261,760	$236,942
Less: current portion of debt	3,351	4,132
Total long-term debt	$258,409	$232,810

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Scheduled maturities of debt, excluding amortization of discount and issuance costs, are as follows:

2024	$3,224
2025	—
2026	179,677
2027	11
2028	39
Thereafter	71,105
Total payments (excluding amortization of discount and issuance costs)(1)	$254,056
(1) Excludes future liabilities related to Convertible notes as this instrument is not expected to be settled in cash.
During the three and six months ended June 30, 2024, the Company incurred interest expense of $8,436 and $17,295, respectively, $8,862 and $16,936 during the three and six months ended June 30, 2023, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Interest expense for the three and six months ended June 30, 2024 included debt discount amortization of $415 and $956, respectively, and amortization of debt issuance costs of $488 and $1,144, respectively. Interest expense for the three and six months ended June 30, 2023 included debt discount amortization of $525 and $1,015, respectively, and amortization of debt issuance costs of $698 and $1,388, respectively. As of June 30, 2024 and December 31, 2023, the Company had unamortized discount $923 and $4,484, respectively, and debt issuance costs of $2,820 and $7,410, respectively, which is netted against the gross carrying value of long-term debt in Debt, non-current on Unaudited Condensed Consolidated Statements of Financial Position. Additionally, as of June 30, 2024 and December 31, 2023, the Company had accrued interest of $4,208 and $5,539, respectively, within Interest payable on the Unaudited Condensed Consolidated Statements of Financial Position.
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

6.10% Secured debenture due September 2030
On September 23, 2020, pursuant to the implementation of the Amended Arrangement (Refer to Note 15 for further discussion), a subsidiary of Canopy Growth advanced gross proceeds of $50,000 (less transaction costs of approximately $4,025) to Universal Hemp, an affiliate of the Company, pursuant to the terms of a secured debenture (“6.1% Loan”). In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. An additional $50,000 may be advanced pursuant to the debenture subject to the satisfaction of certain conditions by Universal Hemp. The debenture bears interest at a rate of 6.1% per annum, matures 10 years from the date hereof or such earlier date in accordance with the terms of the debenture and all interest payments made pursuant to the debenture are payable in cash by Universal Hemp. Subsequent to the quarter end September 30, 2023, Universal Hemp received a reservations of rights letter for failure to make the annual cash interest payment within 10 business days of September 23, 2023 (October 10, 2023). The parties agreed on November 14, 2023 to waive the default until March 29, 2024 and that the cash interest payment would be satisfied through a partial cash payment of $1,400 by year end 2023, an obligation of Universal Hemp to deliver proceeds from the sale of certain real property held by Universal Hemp and an agreement between the parties to offset potential future expenses that may be payable by Canopy Growth. The debenture is secured by substantially all of the assets of Universal Hemp and its subsidiaries and, further, is not convertible and is not guaranteed by Acreage.

With a portion of the proceeds for the 6.1% Loan received by Universal Hemp, Acreage engaged an Investment Advisor which, under the Investment Advisor’s sole discretion, invested on behalf of Universal Hemp $34,019 on September 28, 2020. As a result, Universal Hemp acquired 34,019 class B units, at $1.00 par value per unit, which represented 100% financial interest in the Investment Partnership, a Canada-based limited partnership. An affiliate of the Institutional Investor holds class A units of the Investment Partnership. The general partner of the Investment Partnership is also an affiliate of the Institutional Investor. During the fourth quarter of 2023, Kevin Murphy acquired all Class A units and became the general partner of the Investment Partnership. The class B units are held by the Investment Advisor as an agent for Universal Hemp. Upon execution of the limited partnership agreement, $1,019 was distributed to the class A unit holders of the Investment Partnership.

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

Note due December 2024

In November 2020, the Company issued a promissory note with a third party, which is non-interest bearing and payable based on a payment schedule with ten payments in the aggregate amount of $7,750 through December 31, 2024, as a result of a settlement described under the “CanWell Dispute” in Note 15.
Prime rate credit facilities due January 2026, as amended
On December 16, 2021, the Company entered into a $150,000 senior secured credit facility with a syndicate of lenders consisting of a $75,000 initial draw, a $25,000 delayed draw that must be advanced within 12 months and a $50,000 committed accordion facility that is available after December 1, 2022, provided certain financial covenants are met, and with a maturity of January 1, 2026. Upon closing, gross proceeds of $75,000 were drawn (before origination discounts and issuance costs of approximately $4,000 and $1,500, respectively, which were capitalized). In April 2022, the Company drew down on the $25,000 delayed draw. Refer to Note 16 for further discussion of the syndicated related party lender.

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

On April 20, 2024 and May 10, 2024, the Company received a notice of default letter on each date from the agents of the Prime rate credit facilities due January 2026, as amended, of the occurrence of certain events of default (the “Default Letters”). The Default Letter dated April 20, 2024 contains allegations that there have been three events of default with respect to the credit agreement and the agents and lenders reserved all rights, and that they were in the process of reviewing the appropriate course of action to be taken with respect to the identified events of default. On May 10, 2024, the Company received another default letter from the agents alleging an event of default for failure by the borrower to make a monthly interest payment due May 1, 2024. The Default Letters did not identify that there had been any exercise of rights or remedies available to the agents or lenders under Section 9.1 of the credit agreement. As of June 30, 2024, the Company remedied the notices of default by entering into the amended and restated credit agreement, see below.

On June 3, 2024, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with a new syndicate of lenders, including a wholly owned subsidiary of Canopy Growth Corporation. The Amended and Restated Credit Agreement will continue to bear interest at a variable rate of Prime plus 5.75% per annum, payable monthly in arrears, with a Prime floor of 5.50% and a maturity date of January 1, 2026. The amendment was treated as

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
a debt extinguishment and the Company recognized a loss of $5,680 to Other income (loss), net on the Unaudited Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2024.

Amended and Restated Credit Agreement

On June 3, 2024, the Company, HSCP, as borrower, 11065220 Canada Inc., a wholly-owned subsidiary of Canopy Growth, VRT Agent and the loan parties thereto from time to time, entered into an amended and restated credit agreement. 11065220 Canada Inc. purchased all of the rights and interests of AFC Gamma, Inc. (“AFCG”), AFC Institutional Fund LLC (“AFCI” and together with AFCG, the “AFC Lenders”) under the Prime rate credit facilities due January 2026, as amended, for an aggregate amount equal to approximately $99,800. Further, this amendment allowed the Company to capitalize accrued obligations that existed before the amendment on June 3, 2024, including accrued interest, which brought the principal outstanding under this Facility to $143,287. The loan will continue to bear interest at a variable rate of U.S. prime (“Prime”) plus 5.75% per annum, payable monthly in arrears, with a Prime floor of 5.50%, and a maturity date of January 1, 2026. Under the terms of the amended and restated credit agreement, the maturity date may be extended from January 2026 to December 31, 2030, assuming the transaction with Canopy is consummated, among other things. Interest under the Amended and Restated Credit Agreement will be payable in cash or in kind, at the Company’s election, through November 30, 2024. The loan is secured by pledged equity interests and substantially all of the assets of the Company. Further, the loan is subject to various financial covenants, including (i) a fixed charge coverage ratio and two leverage ratios in respect of all periods beginning on or after December 31, 2024 and (ii) a minimum cash requirement of $3.0 million as of quarter end for all periods beginning on or after December 31, 2024.

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
Private Placement
On June 4, 2024, the Company entered into a Subscription agreement with ATB Securities (the “Agent”) and certain investors (“Holder” or “Investor”). Under the agreement, the Company issued 12,000 units (the “Units”) by way of a brokered private placement (the “Private placement”) at a price of $833.33 per Unit, for gross proceeds of $10,000. Each Unit consists of $1,000 principal amount of non-recourse unsecured convertible notes (the Convertible notes”) and Fixed Share purchase warrants (the “Warrants” or “Warrant liability”). Refer to Note 11 for further discussion regarding the Company’s Warrant liability.

The initial fair values of the Convertible notes and Warrant liability of $18,380, in the aggregate, exceeded the gross proceeds received of $10,000 by $8,380. As a result, the excess fair value over the proceeds is accounted for as a deemed dividend and recorded in Accumulated deficit, refer to Private placement dividend on the Unaudited Condensed Consolidated Statements of Shareholders Equity (Deficit).

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Convertible notes

The convertible notes consists of $1,000 principal amount, per unit, of non-recourse unsecured convertible notes reflecting a 16.67% original issue discount, and are convertible into that number of Class E subordinated voting shares of the Company at a set conversion price. The conversion price per fixed share is determined by multiplying i) the exchange ratio (as defined by the Fixed Share Arrangement Agreement) by ii) the fair market value of the common shares of Canopy on the business day prior to the closing of the Transactions. If the Transactions occur on or before the maturity date, which is 15 months from the issue date of June 4, 2024, the convertible note will automatically convert into Fixed Shares at the conversion price. If the Transactions do not occur before the maturity date, holders of the Units entered into a Put Agreement with Canopy USA, pursuant to which such investor will have the right to require Canopy USA to purchase the subscribed for Convertible Notes and the Warrants subscribed for. The Company elected the fair value option to account for the liability related to the convertible notes. Refer to Note 12 for further discussion.

11.    WARRANT LIABILITY
On June 4, 2024, the Company issued units by way of a private placement, with each unit consisting of convertible notes and fixed share purchase warrants. Refer to Note 10 for further discussion on the private placement and convertible notes.
The fixed share purchase warrants are each exercisable to acquire one Fixed Share at a set exercise price at any time on or before the expiration date of June 5, 2029. The exercise price is determined by multiplying i) the exchange ratio (as defined by the Fixed Share Arrangement Agreement) by ii) the fair market value of the Canopy shares on the business day prior to the close of the Transactions. In the event the Transactions do not occur prior to the expiration date of June 5, 2029, the Warrants will become void and the subscription rights will expire and terminate. Refer to Note 12 for further discussion. Further, liability accounting has been applied to the Warrants as the units issued are linked to Canopy’s publicly traded share price. Finally, the number of Fixed Shares issuable upon conversion of the Warrants remains unknown at this time; however, the completion of the Private Placement is expected to result in significant dilution of the Fixed Shares.
12.    FAIR VALUE
The following table summarize the Company’s financial assets and liabilities recorded at fair value:

	June 30, 2024
	Level 1	Level 2	Level 3	NAV	Total
Assets
Cash and cash equivalents	$9,999	$—	$—	$—	$9,999
Restricted cash	66	—	—	—	66
Long-term investments	—	—	—	33,170	33,170
Liabilities
Convertible notes	$—	$—	$11,447	$—	$11,447
Warrant liability	—	—	7,020	—	7,020

	December 31, 2023
	Level 1	Level 2	Level 3	NAV	Total
Assets
Cash and cash equivalents	$13,631	$—	$—	$—	$13,631
Restricted cash	3,984	—	—	—	3,984
Long-term investments	—	—	—	33,170	33,170

Convertible Notes and Warrant Liability related to the Private Placement

On June 4, 2024, the Company issued 12,000 units by way of a private placement, with each unit is comprised of convertible notes and warrants. Refer to Note 10 for further discussion. As part of the transaction, the Company recognized liabilities of $11,408 and $6,972 related to the Convertible notes and Warrant liability, respectively, that were classified as Debt, non-current on the Unaudited Condensed Consolidated Statements of Financial Position.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The following tables summarize the valuation techniques and quantitative inputs and assumptions used for financial assets and liabilities categorized as Level 3 as of June 30, 2024 (unless otherwise noted):

Financial Assets or Liability	Fair Value	Valuation Techniques	Unobservable Inputs	Value of Unobservable Inputs as of June 4, 2024	Value of Unobservable Inputs as of June 30, 2024
Convertible notes	$11,447	Probability-weighted expected return model	Probability of each scenario	95.0%	95.0%
			Discount rate	5.1%	5.1%
			Credit-adjusted discount rate	18.0%	19.2%
Warrant liability	7,020	Monte Carlo simulation model	Probability of each scenario	95.0%	95.0%
		Black-Scholes method	Discount rate	4.3%	4.3%
			Canopy stock price at warrant exercise	$7.81	$6.45
			Canopy stock volatility	109.5%	110.3%

The following are reconciliations for Level 3 liabilities measured at fair value for the three and six months ended June 30, 2024:

	Three months ended June 30, 2024
	Beginning balance	Net purchases, issuances, sales and settlements	Change in fair value		Transfers in (out)	Ending Balance
Liabilities
Convertible notes	—	$11,408	39	(1)	—	$11,447
Warrant liability	—	6,972	48		—	7,020

	Six months ended June 30, 2024
	Beginning balance	Net purchases, issuances, sales and settlements	Change in fair value		Transfers in (out)	Ending Balance
Liabilities
Convertible notes	—	$11,408	39	(1)	—	$11,447
Warrant liability	—	6,972	48		—	7,020
(1) Includes $7 of unrealized fair value changes related to the Company’s credit risk. As this amount is immaterial, it has been included in earnings rather than other comprehensive income.
13.    SHAREHOLDERS’ EQUITY (DEFICIT) AND NON-CONTROLLING INTERESTS
The table below details the change in Pubco shares outstanding by class for the three and six months ended June 30, 2024:

Shareholders’ Equity	Fixed Shares	Floating Shares	Fixed Shares Held in Treasury	Floating Shares Held in Treasury	Fixed Multiple Shares	Total Shares Outstanding
December 31, 2023	80,700	36,019	(589)	(253)	118	115,995
Vesting	202	1,028	—	—	—	1,230
June 30, 2024	80,902	37,047	(589)	(253)	118	117,225

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Warrants
A summary of the warrants activity outstanding is as follows:

Warrants	Fixed Shares	Floating Shares
December 31, 2023	5,817	2,524
Expired	—	—
June 30, 2024	5,817	2,524

The exercise price of each Fixed Share warrants ranged from $3.15 to $4.00, respectively, and the exercise price of each Floating Share warrants ranged from $3.01 to $4.00, respectively. The warrants are exercisable for a period of 4 years. The weighted-average remaining contractual life of the warrants outstanding is approximately 0.7 years. There was no aggregate intrinsic value for warrants outstanding as of June 30, 2024.
Non-controlling interests - convertible units
The Company has NCIs in consolidated subsidiaries USCo2 and HSCP. The non-voting shares of USCo2 and HSCP units make up substantially all of the NCI balance as of June 30, 2024 and are convertible for either 0.7 of a Fixed Share and 0.3 of a Floating Share of Pubco or cash, as determined by the Company. Summarized financial information of HSCP is presented below. USCo2 does not have discrete financial information separate from HSCP.

HSCP net asset reconciliation	June 30, 2024	December 31, 2023
Current assets	$57,385	$81,913
Non-current assets	233,985	233,666
Current liabilities	(10,783)	(9,263)
Non-current liabilities	(289,108)	(255,272)
Other NCI balances	(726)	(727)
Accumulated equity-settled expenses	(246,210)	(244,058)
Net assets	$(255,457)	$(193,741)
HSCP/USCo2 ownership % of HSCP	15.80%	15.92%
Net assets allocated to USCo2/HSCP	$(40,359)	$(30,850)
Net assets attributable to other NCIs	726	727
Total NCI	$(39,633)	$(30,123)

	Three Months Ended June 30,		Six Months Ended June 30,
HSCP Summarized Statement of Operations	2024	2023	2024	2023
Net loss allocable to HSCP/USCo2	$(19,524)	$(12,801)	$(53,076)	$(22,403)
HSCP/USCo2 weighted average ownership % of HSCP	15.90%	16.28%	15.91%	16.29%
Net loss allocated to HSCP/USCo2	$(3,104)	$(2,084)	$(8,445)	$(3,650)
Net loss allocated to other NCIs	—	—	—	(1)
Net loss attributable to NCIs	$(3,104)	$(2,084)	$(8,445)	$(3,651)
As of June 30, 2024, USCo2’s non-voting shares owned approximately 0.22% of HSCP units. USCo2’s capital structure is comprised of voting shares, all of which are held by the Company, and of non-voting shares held by certain former HSCP members. Certain executive employees and profits interests holders own approximately 15.68% of HSCP units. The remaining 84.10% interest in HSCP is held by USCo and represents the members’ equity attributable to shareholders of the parent.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
A reconciliation of the beginning and ending amounts of convertible units is as follows:

Convertible Units	June 30, 2024	December 31, 2023
Beginning balance	22,698	22,698
NCI units converted to Pubco	—	—
Ending balance	22,698	22,698
14.    EQUITY-BASED COMPENSATION EXPENSE
Amended Arrangement with Canopy Growth
On September 23, 2020, the Company announced the implementation of the Amended Arrangement (as defined in Note 15). Pursuant to the Amended Arrangement, the Company’s articles have been amended to create new Fixed Shares, Floating Shares and Fixed Multiple Shares. Consequently, the Company’s equity-based compensation was modified into new equity awards of the Company. Refer to Note 15 for further discussion.

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
Pursuant to the Amended Arrangement, the Company retained the Plan described above, the upper limit of issuances being up to an amount equal to 15% of the issued and outstanding Fixed Shares and Floating Shares of the Company. As of June 30, 2024, the Company had 2,929 shares authorized and available for grant under the Plan.
Restricted Share Units (“RSUs”)

	Fixed Shares		Floating Shares
Restricted Share Units (Fair value information expressed in whole dollars)	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Unvested, January 1, 2024	5,866	$1.29	5,844	$0.60
Granted	160	$0.13	1,972	$0.31
Forfeited	(193)	$0.56	(120)	$0.21
Vested	(270)	$1.19	(1,737)	$0.33
Unvested, June 30, 2024	5,563	$1.28	5,959	$0.59
Vested and unreleased(1)	16	$18.34	5	$20.93
Outstanding, June 30, 2024	5,579	$1.33	5,964	$0.61
(1) RSUs that are vested and unreleased represent RSUs that are pending delivery.
RSUs of the Company generally vest over a period of three years and RSUs granted to certain executives vest based on achievement of specific performance conditions. In certain situations for specified individuals, RSUs vest on an accelerated basis on separation. The fair value for RSUs is based on the Company’s share price on the date of the grant. The Company recorded $1,256 and $1,978 as Equity-based compensation expense relating to RSUs on the Unaudited Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2024, respectively, and $758 and $2,019 during the three and six months ended June 30, 2023, respectively. The fair value of RSUs vested during the three and six months ended June 30, 2024 was $606 and $644, respectively, and $890 and $1,489 during the three and six months ended June 30, 2023, respectively.
The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs as of June 30, 2024 was approximately 0.3 years and $3,386, respectively. Unrecognized compensation expense related to these awards at June 30, 2024 was $1,023 and is expected to be recognized over a weighted average period of approximately 0.2 years.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Stock options

	Fixed Shares		Floating Shares
Stock Options (Exercise price expressed in whole dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, January 1, 2024	4,543	$4.04	2,097	$3.10
Granted	—	$—	—	$—
Forfeited	—	$—	—	$—
Expired	—	$—	—	$—
Options outstanding, June 30, 2024	4,543	$4.04	2,097	$3.10

Options exercisable, June 30, 2024	2,853	$6.02	2,091	$3.09
Stock options of the Company generally vest over a period of three years and options granted to certain executives vest based on achievement of specific performance conditions. Stock options of the Company have an expiration period of 5 or 10 years from the date of grant. The weighted average contractual life remaining for Fixed Share options outstanding and exercisable as of June 30, 2024 was approximately 3 years, respectively. The weighted average contractual life remaining for Floating Share options outstanding and exercisable as of June 30, 2024 was approximately 2 years, respectively. The Company recorded $86 and $173 as Equity-based compensation expense on Unaudited Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2024 and $224 and $450 during the three and six months ended June 30, 2023, respectively, in connection with these awards.

As of June 30, 2024, unamortized expense related to stock options totaled $392 and is expected to be recognized over a weighted-average period of approximately 0.7 years. As of June 30, 2024, the aggregate intrinsic value for unvested options and for vested and exercisable options was nil, respectively.

15.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company provides revolving lines of credit to certain of its portfolio companies. As of June 30, 2024, only one revolving line of credit remained outstanding and the maximum obligation under this arrangement was equal to the balance advanced of $4,331. Refer to Note 6 for further discussion.

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
On June 3, 2024, the Canopy Call Option was exercised in accordance with the terms of the Amended Arrangement. Upon closing of the Amended Arrangement and Floating Share Agreement (the “Acquisitions”), Canopy USA will own 100% of the Fixed Shares and Floating Shares and in connection therewith, Acreage would become a wholly owned subsidiary of Canopy USA. Closing of the Acquisitions remain subject to all of the closing conditions set forth in the Amended Arrangement and the Floating Share Agreement. There can be no certainty, nor can the Company provide any assurance, that all conditions precedent will be satisfied or waived, which may result in the Acquisitions not being completed.
Tax Receivable Agreement and Tax Receivable Bonus Plans

The Company is a party to (i) a tax receivable agreement dated November 14, 2018 and subsequently amended (the “Tax Receivable Agreement”) between the Company and certain current and former unit holders of HSCP and (ii) tax receivable bonus plans dated November 14, 2018 and subsequently amended (the “Tax Receivable Bonus Plans”) between the Company and certain directors, officers and consultants of the Company (together the “Tax Receivable Recipients”). Under the Tax Receivable Agreement and the Tax Receivable Bonus Plans, the Company is required to make cash payments to the Tax Receivable Recipients equal to 85% of the tax benefits, if any, that the Company actually realizes, or in certain circumstances is deemed to realize, as a result of (i) the increases in its share of the tax basis of assets of HSCP resulting from any redemptions or exchanges of Units from the HSCP Members, and (ii) certain other tax benefits related to the Company making payments under the Tax Receivable Agreement and the Tax Receivable Bonus Plan. Although the actual timing and amount of any payments that the Company makes to the Tax Receivable Recipients cannot be estimated, it expects those payments will be significant. Any payments made by the Company to the Tax Receivable Recipients may generally reduce the amount of overall cash flow that might have otherwise been available to it. Payments under the Tax Receivable Agreement are not conditioned on any Tax Receivable Recipient’s continued ownership of Units or our shares after the completion of the RTO. Payments under the Tax Receivable Bonus Plan may, at times, be conditioned on the Tax Receivable Recipient’s continued employment by the Company. As of June 30, 2024, the Company has not made any payments in relation to the Tax Receivable Agreement or the Tax Receivable Bonus Plans.

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

Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of June 30, 2024, for which no liabilities are recorded on the Unaudited Condensed Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of June 30, 2024 and 2023, such amounts were not material.
CanWell Settlement

In November 2020, the Company entered into a final confidential settlement agreement with CanWell, LLC for certain outstanding proceedings. As part of that agreement, the Company accrued for $7,750 in Legal settlements, net on the Statements of Operations for the year ended December 31, 2020. In connection with this settlement agreement, the Company issued a promissory note in the amount of $7,750 to CanWell, which is non-interest bearing and is payable in periodic payments through December 31, 2024. Through June 30, 2024, the Company has paid $6,166 of the promissory note.

Contingencies
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of June 30, 2024, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
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

16.    RELATED PARTY TRANSACTIONS
Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.
Tax Receivable Agreement and Tax Receivable Bonus Plans
The Company is a party to (i) a tax receivable agreement dated November 14, 2018 and subsequently amended (the “Tax Receivable Agreement”) between the Company and certain current and former unit holders of HSCP and (ii) tax receivable bonus plans dated November 14, 2018 and subsequently amended (the “Tax Receivable Bonus Plans”) between the Company and certain directors, officers and consultants of the Company (together the “Tax Receivable Recipients”). Under the Tax Receivable Agreement and the Tax Receivable Bonus Plans, the Company is required to make cash payments to the Tax Receivable Recipients equal to 85% of the tax benefits, if any, that the Company actually realizes, or in certain circumstances is deemed to realize, as a result of (i) the increases in its share of the tax basis of assets of HSCP resulting from any redemptions or exchanges of Units from the HSCP Members, and (ii) certain other tax benefits related to the Company making payments under the Tax Receivable Agreement and the Tax Receivable Bonus Plan. Although the actual timing and amount of any payments that the Company makes to the Tax Receivable Recipients cannot be estimated, it expects those payments will be significant. Any payments made by the Company to the Tax Receivable Recipients may generally reduce the amount of overall cash flow that might have otherwise been available to it. Payments under the Tax Receivable Agreement are not conditioned on any Tax Receivable Recipient’s continued ownership of Units or our shares after the completion of the RTO. Payments under the Tax Receivable Bonus Plan may, at times, be conditioned on the Tax Receivable Recipient’s continued employment by the Company. As of June 30, 2024, the Company has not made any payments in relation to the Tax Receivable Agreement or the Tax Receivable Bonus Plans. Refer to Note 15 for further discussion.

6.10% Secured debenture due September 2030
As disclosed in Note 10, “6.10% Secured debenture due September 2030”, on September 23, 2020, pursuant to the implementation of the Amended Arrangement, a subsidiary of Canopy Growth advanced gross proceeds of $50,000 (less transaction costs of approximately $4,025) to Universal Hemp, an affiliate of the Company, pursuant to the terms of a secured debenture. In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. Acreage then engaged an investment advisor (the “Investment Advisor”) which, under the Investment Advisor’s sole discretion, invested on behalf of Universal Hemp, $34,019 of the proceeds on September 28, 2020. During the three and six months ended June 30, 2024 and 2023, the Company incurred interest expense attributable to the 6.10% Secured debenture due September 2030 of $763 and $1,525, respectively.

As a result of the transaction described above, Universal Hemp, a subsidiary of the Company, acquired 34,019 class B units, at $1 par value per unit, which represented 100% financial interest in an Investment Partnership, a Canada-based limited partnership. An affiliate of the Institutional Investor holds Class A Units of the Investment Partnership. The general partner of the Investment Partnership is also an affiliate of the Institutional Investor. During the fourth quarter of 2023, Kevin Murphy acquired all Class A units and became the general partner of the Investment Partnership. The class B units are held by the Institutional Investor as agent for Universal Hemp. On September 28, 2020, the Company received gross proceeds of $33,000 (less transaction costs of approximately $959) from the Lender and used a portion of the proceeds of this loan to retire its short-term $11,000 convertible note and its short-term note aggregating approximately $18,000 in October 2020, with the remainder

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
being used for working capital purposes. The Lender is controlled by the Institutional Lender. The Investment Partnership is the investor in the Lender.

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

On June 3, 2024, the Company, HSCP, as borrower, 11065220 Canada Inc., a wholly-owned subsidiary of Canopy Growth, VRT Agent and the loan parties thereto from time to time, entered into an Amended and Restated Credit Agreement. The loan will continue to bear interest at a variable rate of U.S. prime (“Prime”) plus 5.75% per annum, payable monthly in arrears, with a Prime floor of 5.50%, and a maturity date of January 1, 2026. Interest under the Amended and Restated Credit Agreement will be payable in cash or in kind, at the Company’s election, through November 30, 2024. The loan is secured by pledged equity interests and substantially all of the assets of the Company.

During the six months ended June 30, 2024, the Company incurred interest expense attributable to Viridescent of $2,560 related to the Prime rate credit facilities due Janaury 2026 and $488 of interest expense related to the Amended and Restated Credit Agreement. The loan is secured by pledged equity interests and substantially all of the assets of the Company. A third-party syndicate initially served as Administrative Agent for the transaction. Viridescent became the sole agent on June 3, 2024.

Canopy Put Option
In connection with the private placement, investors also entered into a Put Agreement with Canopy USA, pursuant to which such investor will have the right to require Canopy USA to purchase the Convertible Notes and the Warrants subscribed for by it under the offering if: i) the Fixed Share Acquisition is not completed before the Maturity Date; under this scenario, investors are assumed to exercise the Put right requiring Canopy USA to purchase the Convertible Notes and Warrants, and in this case, Acreage would be obligated to pay the aggregate principal amount back to canopy of $12,000, ii) if the Fixed Share Acquisition is terminated at any time prior to the Maturity Date, or iii) if the Company is subject to an insolvency event. Refer to note 10 for further discussion.
17.    REPORTABLE SEGMENTS
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
18.    EARNINGS PER SHARE
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

Basic and diluted loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to common shareholders of the Company	$(21,025)	$(16,156)	$(49,003)	$(30,746)
Weighted average shares outstanding - basic	116,278	112,810	116,136	112,679
Effect of dilutive securities	—	—	—	—
Weighted average shares - diluted	116,278	112,810	116,136	112,679
Net loss per share attributable to common shareholders of the Company - basic	$(0.18)	$(0.14)	$(0.42)	$(0.27)
Net loss per share attributable to common shareholders of the Company - diluted	$(0.18)	$(0.14)	$(0.42)	$(0.27)
During the six months ended June 30, 2024, 5,817 Fixed warrants, 2,524 Floating warrants, 5,579 Fixed Share RSUs, 5,964 Floating Share RSUs, 4,543 Fixed Share stock options, 2,097 Floating Share stock options and 22,698 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive. During the six months ended June 30, 2023, 5,817 Fixed warrants, 2,524 Floating warrants, 5,389 Fixed Share RSUs, 246 Floating Share RSUs, 7,337 Fixed Share stock options, 2,232 Floating Share stock options and 22,698 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive.
19.    SUBSEQUENT EVENTS
On August 6, 2024, the Company commenced non-medical cannabis sales in Ohio.
Management has reviewed all other events subsequent to June 30, 2024 through the date of issuing these financial statements and determined that no further subsequent events require adjustment or disclosure.

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

This MD&A should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and for the three month period ended June 30, 2024 and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q) and the 2023 Form 10-K. Financial information presented in this MD&A is presented in thousands of U.S. dollars, unless otherwise indicated.
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

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview—This section provides a general description of the Company’s businesses, its strategic objectives, as well as developments that occurred during the three and six months ended June 30, 2024 and 2023 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2024 and 2023. This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three and six months ended June 30, 2024 and 2023, as well as a discussion on the Company’s outstanding debt and commitments that existed as of June 30, 2024. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

Overview
Acreage Holdings, Inc. (“Acreage” or the “Company”), a vertically integrated, multi-state operator of cannabis licenses and assets in the U.S, was continued into the Province of British Columbia under the Business Corporations Act (British Columbia). Acreage Fixed Shares and Floating Shares (as such terms are defined at Note 15 of the unaudited condensed consolidated financial statements) are each listed on the Canadian Securities Exchange under the symbols “ACRG.A.U” and “ACRG.B.U”, respectively, and are quoted on the OTCQX® Best Market by OTC Markets Group under the symbols “ACRHF” and “ACRDF”, respectively and on the Open Market of the Frankfurt Stock Exchange under the symbols “0VZ1” and “0VZ2”, respectively. Acreage operates through its consolidated subsidiary High Street Capital Partners, LLC (“HSCP”), a Delaware limited liability company. HSCP, which does business as “Acreage Holdings”, was formed on April 29, 2014. The Company became an indirect parent of HSCP on November 14, 2018 in connection with a reverse takeover (“RTO”) transaction. The Company’s operations include (i) cultivating cannabis plants, (ii) manufacturing branded consumer products, (iii) distributing cannabis flower and manufactured products, and (iv) retailing high-quality, effective cannabis products to consumers. The Company appeals to medical and adult-use customers through brand strategies intended to build trust and loyalty.

As of June 30, 2024, Acreage owned and operated a total of twenty-three dispensaries - five in Ohio, four in Maine, four in New York, three in New Jersey, three in Connecticut, two in Massachusetts, and two in Illinois. As of June 30, 2024, Acreage owned and operated a total of eight cultivation and processing facilities, one each in Illinois, Maine, New Jersey, New York, Ohio and Pennsylvania, respectively, and two in Massachusetts.
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

On June 3, 2024, the Canopy Call Option was exercised in accordance with the terms of the Amended Arrangement. Upon closing of the Amended Arrangement and Floating Share Agreement (the “Acquisitions”), Canopy USA will own 100% of the Fixed Shares and Floating Shares and in connection therewith, Acreage would become a wholly owned subsidiary of Canopy USA. Closing of the Acquisitions remain subject to all of the closing conditions set forth in the Amended Arrangement and the Floating Share Agreement. There can be no certainty, nor can the Company provide any assurance, that all conditions precedent will be satisfied or waived, which may result in the Acquisitions not being completed.

Highlights from the three and six months ended June 30, 2024:
•Adjusted EBITDA for the three and six months ended June 30, 2024 was $1.9 million and $3.9 million, respectively, compared to adjusted EBITDA of $6.8 million and $17.4 million, respectively, during the same period in 2023. This marks fourteen consecutive quarters of positive adjusted EBITDA, further validating management's refocused strategic plan. Refer to section “Non-GAAP Information” for a discussion of Adjusted EBITDA as a non-GAAP measure.
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
•On June 3, 2024, the Canopy Call Option was exercised in accordance with the terms of the Amended Arrangement. Upon closing of the Amended Arrangement and Floating Share Agreement (the “Acquisitions”), Canopy USA will own 100% of the Fixed Shares and Floating Shares and in connection therewith, Acreage would become a wholly owned subsidiary of Canopy USA.
•On June 3, 2024, the Company entered into an amended and restated credit agreement. The loan will continue to bear interest at a variable rate of U.S. prime (“Prime”) plus 5.75% per annum, payable monthly in arrears, with a Prime floor of 5.50%, and a maturity date of January 1, 2026. Interest under the A&R Credit Agreement will be payable in cash or in kind, at the Company’s election, through November 30, 2024. Refer to Note 10 for further discussion.
•On June 4, 2024, the Company brokered a private placement of 12,000 units of the Company at a price of US$833.33 per Unit, for gross proceeds to the Company of $10 million. Refer to Note 10 for further discussion.

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
Results of Operations
The following table presents selected financial data derived from the unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2024 and 2023. The selected financial information set out below may not be indicative of the Company’s future performance.
Summary Results of Operations

			Better/(Worse)				Better/(Worse)
in thousands, except per share amounts	Three Months Ended June 30,		2024 vs. 2023		Six Months Ended June 30,		2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Revenues, net	$38,998	$58,115	$(19,117)	(33)%	$84,299	$114,078	$(29,779)	(26)%
Net operating loss	(5,617)	(5,055)	(562)	(11)	(28,799)	(3,910)	(24,889)	(637)
Net loss attributable to Acreage	(21,025)	(16,156)	(4,869)	(30)	(49,003)	(30,746)	(18,257)	(59)
Basic and diluted loss per share attributable to Acreage	$(0.18)	$(0.14)	$(0.04)	(29)%	$(0.42)	$(0.27)	$(0.15)	(56)%
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

			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2024 vs. 2023		Six Months Ended June 30,		2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Retail revenue, net	$26,374	$44,913	$(18,539)	(41)%	$58,185	$86,794	$(28,609)	(33)%
Wholesale revenue, net	12,624	13,202	(578)	(4)	26,114	27,200	(1,086)	(4)
Other revenue, net	—	—	—	n/m	—	84	(84)	n/m
Total revenues, net	$38,998	$58,115	$(19,117)	(33)%	$84,299	$114,078	$(29,779)	(26)%
Cost of goods sold, retail	(14,601)	(23,484)	8,883	38	(32,543)	(43,898)	11,355	26
Cost of goods sold, wholesale	(7,475)	(13,509)	6,034	45	(36,331)	(22,473)	(13,858)	(62)
Total cost of goods sold	$(22,076)	$(36,993)	$14,917	40%	$(68,874)	$(66,371)	$(2,503)	(4)%
Gross profit	$16,922	$21,122	$(4,200)	(20)%	$15,425	$47,707	$(32,282)	(68)%
Gross margin	43%	36%		7%	18%	42%		(24)%
n/m - Not Meaningful
Three months ended June 30, 2024 vs. 2023
Total revenues for the three months ended June 30, 2024 declined by $19,117, or 33%, compared to the three months ended June 30, 2023. The decline in total revenue was primarily driven by liquidity constraints during the three months ended June 30, 2024 that limited the Company’s access to inventory.
Retail revenue for the three months ended June 30, 2024 decreased by $18,539, or 41%, compared to the three months ended June 30, 2023. This decline was primarily driven by liquidity constraints during the three months ended June 30, 2024 that limited the Company’s access to inventory.
Wholesale revenue for the three months ended June 30, 2024 decreased by $578, or 4%, compared to the three months ended June 30, 2023. The decline in wholesale revenue was primarily due to the Company halting wholesale sales in Ohio before converting from medical only cannabis sales to non-medical sales.
Retail cost of goods sold decreased $8,883, or 38%, for the three months ended June 30, 2024 compared to 2023. This decrease was roughly in line with the reduction in Retail revenue, net; however, Retail cost of goods sold was negatively impacted by the Company’s reduced purchasing power as a result of the liquidity constraints described above.
Wholesale cost of goods sold decreased $6,034, or 45%, for the three months ended June 30, 2024 compared to 2023. Wholesale cost of goods sold decreased due to a change in accounting estimate for the costing of inventory during the first quarter of 2024. As a result of this change, the Company no longer uses historical average cost but instead uses three-month rolling average cost to better align with evolving market dynamics, improve the accuracy of inventory valuation, and enhance financial reporting transparency.
Gross profit decreased $4,200, or 20% for the three months ended June 30, 2024 to $16,922 from $21,122 in 2023, and Gross margin increased from 36% of revenue for the three months ended June 30, 2023 to 43% of revenue in 2024, or 7%, primarily due to the change in accounting estimates for wholesale product costing, as discussed above.
Six months ended June 30, 2024 vs. 2023
Total revenues for the six months ended June 30, 2024 declined by $29,779, or 26%, compared to the six months ended June 30, 2023. The decline in total revenue was primarily due to continued competitive pressure across most of the Company’s markets.
Retail revenue for the six months ended June 30, 2024 decreased by $28,609, or 33%, compared to the six months ended June 30, 2023. This decline was primarily driven by liquidity constraints that limited the Company’s access to inventory, increased retail competition, and pricing pressures in key markets.
Wholesale revenue for the six months ended June 30, 2024 decreased by $1,086, or 4%, compared to the six months ended June 30, 2023. The decline in wholesale revenue was primarily due to price compression and decreased wholesale demand in key markets, particularly in those markets where integrated operators put a greater focus on the sales of their own internally produced products.
Retail cost of goods sold decreased $11,355, or 26%, for the six months ended June 30, 2024 compared to 2023. This decrease was driven by lower volumes and cost efficiencies.

Wholesale cost of goods sold increased $13,858, or 62%, for the six months ended June 30, 2024 compared to 2023. The growth in wholesale cost of goods sold contrasted with a 4% decrease in wholesale revenue. Wholesale cost of goods sold increased due to i) a change in accounting estimate for the costing of inventory which resulted in a $13,828 charge to Cost of goods sold, wholesale (Refer to Note 2 for further discussion) and ii) inflation driven cost increases and product mix shifts, which were greater than the cost reductions associated with lower volumes.
Gross profit decreased $32,282 for the six months ended June 30, 2024 to $15,425 from $47,707 in 2023, and Gross margin decreased from 42% of revenue for the six months ended June 30, 2023 to 18% of revenue in 2024, or 24%, due to the factors discussed above. Efficiencies gained from further economies of scale were unable to offset overall selling price declines, and cost increases due to inflation.
Total operating expenses
Total operating expenses consist primarily of recurring general and administrative expenses, compensation expenses, professional fees, which includes, but is not limited to, legal and accounting services, and one-time expenses such as loss on impairments.

Operating expenses			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2024 vs. 2023		Six Months Ended June 30,		2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
General and administrative	$8,073	$7,073	$(1,000)	(14)%	$15,298	$17,585	$2,287	13%
Compensation expense	11,750	13,203	1,453	11	23,868	25,406	1,538	6
Equity-based compensation expense	1,342	694	(648)	(93)	2,151	1,678	(473)	(28)
Marketing	559	656	97	15	1,118	1,400	282	20
Impairments, net	(118)	—	118	n/m	—	—	—	n/m
Write down of assets held-for-sale	—	3,557	3,557	n/m	—	3,557	3,557	n/m
Depreciation and amortization	933	994	61	6	1,789	1,991	202	10
Total operating expenses	$22,539	$26,177	$3,638	14%	$44,224	$51,617	$7,393	14%
n/m - Not Meaningful
Three months ended June 30, 2024 vs. 2023
Total operating expenses for the three months ended June 30, 2024 were $22,539, a decrease of $3,638, or 14%, compared with 2023. The primary drivers of the decrease in operating expenses were as follows:
•General and administrative expenses increased $1,000 during the three months ended June 30, 2024 compared with 2023, primarily due to increases related to deal related legal fees.
•Compensation expense decreased $1,453 during the three months ended June 30, 2024 as compared with 2023, primarily due to staffing reductions.
•Equity-based compensation expense increased $648, or 93% during the three months ended June 30, 2024 as compared with 2023, primarily due to changes made to the Company’s long-term incentive compensation plans.
•Write down of assets held-for-sale of $3,557 during the three months ended June 30, 2023 related to the Company’s adult-use cannabis cultivation and processing operations in the state of California, which did not recur in the current year.

Six months ended June 30, 2024 vs. 2023
Total operating expenses for the six months ended June 30, 2024 were $44,224, an decrease of $7,393, or 14%, compared with 2023. The primary drivers of the increase in operating expenses were as follows:
•General and administrative expenses decreased $2,287 during the six months ended June 30, 2024 compared with 2023, primarily due to initiatives put in place by management to reduce operating costs across the Company.
•Compensation expense decreased $1,538 during the six months ended June 30, 2024 as compared with 2023, primarily due to staffing reductions.
•Equity-based compensation expense increased $473 during the six months ended June 30, 2024 as compared with 2023, primarily due to changes made to the Company’s long-term incentive compensation plans.

•Write down of assets held-for-sale of $3,557 during the six months ended June 30, 2023 related to the Company’s adult-use cannabis cultivation and processing operations in the state of California, which did not recur in the current year.

Total other income (loss)

Other loss			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2024 vs. 2023		Six Months Ended June 30,		2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Income (loss) from investments, net	$—	$322	$(322)	n/m	$—	$(20)	$20	n/m
Interest income (loss) from loans receivable	—	(6)	6	n/m	—	10	(10)	n/m
Interest expense	(8,436)	(8,862)	426	5	(17,295)	(16,936)	(359)	(2)%
Other income (loss), net	(6,182)	1,355	(7,537)	n/m	(6,337)	(198)	(6,139)	n/m
Total other loss	$(14,618)	$(7,191)	$(7,427)	(103)%	$(23,632)	$(17,144)	$(6,488)	(38)%

n/m - Not Meaningful
Three months ended June 30, 2024 vs. 2023
Total other loss for the three months ended June 30, 2024 was $14,618, an increase of $7,427 compared with 2023. The primary drivers of the decrease in Total other income (loss) were as follows:
•Interest expense for the three months ended June 30, 2024 of $8,436 decreased by $426, which was driven by i) a decrease in interest expense related to the Note backed by ERTC resulting from a reduction in the principal balance and ii) changes to interest related to the Amended and Restated Credit Agreement, refer to Note 10 for further discussion.
•Other loss, net for the three months ended June 30, 2024 of $6,182 increased by $7,537 as compared with 2023 and was driven by a $5,680 loss related to the extinguishment of the Prime rate credit facilities due January 2026, as amended.

Six months ended June 30, 2024 vs. 2023

Total other loss for the six months ended June 30, 2024 was $23,632, a decrease of $6,488 compared with 2023. The primary drivers of the decrease in Total other loss were as follows:
•Interest expense for the six months ended June 30, 2024 of $17,295 increased by $359 as a result of the Company having a larger debt balance as compared to 2023.
•Other loss for the six months ended June 30, 2024 of $6,337 increased by $6,139 as compared with 2023 and was driven by a $5,680 loss related to the extinguishment of the Prime rate credit facilities due January 2026, as amended.

Net loss

Net loss			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2024 vs. 2023		Six Months Ended June 30,		2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Net loss	$(24,129)	$(18,240)	$(5,889)	(32)%	$(57,448)	$(34,397)	$(23,051)	(67)%
Less: net loss attributable to non-controlling interests	(3,104)	(2,084)	(1,020)	(49)	(8,445)	(3,651)	(4,794)	(131)
Net loss attributable to Acreage Holdings, Inc.	$(21,025)	$(16,156)	$(4,869)	(30)%	$(49,003)	$(30,746)	$(18,257)	(59)%
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

Adjusted EBITDA			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended June 30,		2024 vs. 2023		Six Months Ended June 30,		2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Net loss (U.S. GAAP)	$(24,129)	$(18,240)			$(57,448)	$(34,397)
Income tax expense	3,894	5,994			5,017	13,343
Interest expense, net	8,436	8,868			17,295	16,926
Depreciation and amortization(1)	2,674	3,511			9,510	6,549
EBITDA (non-GAAP)	$(9,125)	$133	$(9,258)	(6,961)%	$(25,626)	$2,421	$(28,047)	(1,158)%
Adjusting items:
Loss (income) from investments, net	—	(322)			—	20
Impairments, net	(118)	52			—	—
Non-cash inventory adjustments	1,773	4,484			3,697	6,721
Loss on extraordinary events(2)	—	200			154	1,692
Write down of assets held-for-sale	—	3,557			—	3,557
Equity-based compensation expense	1,342	694			2,151	1,678
Other non-recurring expenses(3)	8,026	(1,962)			23,501	1,339
Adjusted EBITDA (non-GAAP)	$1,898	$6,836	$(4,938)	(72)%	$3,877	$17,428	$(13,551)	(78)%
(1) Depreciation and amortization for the three and six months ended June 30, 2024 and 2023 contains depreciation and amortization included in cost of goods sold.
(2) Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence.
(3) Other non-recurring income and expenses relates to i) certain compensation, ii) general and administrative, iii) other miscellaneous income and expenses, and iv) a change in accounting estimate for the costing of inventory, which resulted in a $13,828 charge to Cost of goods sold, wholesale for the six months ended June 30, 2024, refer to note 2 for further discussion. The Company excludes these items as they are not expected to recur.

The changes in adjusted EBITDA are driven by the factors discussed above.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN
Liquidity
Sources and uses of cash (all amounts in thousands, except per share amounts)
The Company’s primary uses of capital include operating expenses, income taxes, capital expenditures and the servicing of outstanding debt. The Company’s primary sources of capital include funds generated by cannabis sales as well as financing activities. Through June 30, 2024, the Company had primarily used private financing as a source of liquidity for short-term working capital needs and general corporate purposes.
As of June 30, 2024, the Company had cash of $10,065, including $9,999 of cash and cash equivalents and $66 of restricted cash, respectively, on the Consolidated Statements of Financial Position. The Company’s ability to fund its operations, capital expenditures, acquisitions, and other obligations depends on its future operating performance and ability to obtain financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond the Company’s control.

The Company’s future contractual obligations include the following:
Leases
As of June 30, 2024, the Company had future operating lease obligations and future finance lease obligations of $31,517 and $15,077, respectively, with $2,151 and $464 payable within the next six months, respectively. The Company leases land, buildings, equipment and other capital assets which it plans to use for corporate purposes in addition to the production and sale of cannabis products. Leases with an initial term of 12 months or less are not recorded on the Unaudited Condensed Consolidated Statements of Financial Position and are expensed in the Unaudited Condensed Consolidated Statements of Operations on the straight-line basis over the lease term. The Company does not have any material variable lease payments, and accounts for non-lease components separately from leases. Refer to Note 8 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
Debt
As of June 30, 2024, the Company had outstanding debt with varying maturities for an aggregate principal amount of $261,760 (net of $15,465 of unamortized discounts and debt issuance costs), with $3,224 payable within the remaining six months. The Company has related future interest payments of $55,370, with $14,593 payable within the remaining six months. On June 3, 2024, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with a new syndicate of lenders, including a wholly owned subsidiary of Canopy Growth Corporation. Refer to Notes 10 and 17 of the Unaudited Condensed Consolidated Financial Statements for further discussion. On June 4, 2024, the Company entered into an agreement that allowed the Company to issue 12,000 units (the “Units”) by way of a brokered private placement (the “Private placement”) at a price of $833.33 per Unit, for gross proceeds of $10,000. Refer to Notes 10 and 17 of the Unaudited Condensed Consolidated Financial Statements for further discussion.

The Company expects that its cash and cash equivalents of $9,999 as of June 30, 2024, and other mitigating factors, will be adequate to support the future obligations discussed above as well as the capital needs of the existing operations and expansion plans over the next twelve months. Refer to Note 2 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
Going Concern

As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit as of June 30, 2024, as well as a net loss and negative cash flow from operating activities for the six months ended June 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these unaudited condensed consolidated financial statements. Continuation as a going concern is dependent upon continued operations of the Company, which is dependent upon the Company’s ability to meet its financial requirements and the success of its future operations. The consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

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

Cash flows
Cash and cash equivalents were $10,065 as of June 30, 2024, which represents a net decrease of $7,550 for the six months ended June 30, 2024. The following table details the change in cash, cash equivalents, restricted cash and cash related to assets held for sale for the six months ended June 30, 2024 and 2023.

Cash flows			Better/(Worse)
in thousands	Six Months Ended June 30,		2024 vs. 2023
	2024	2023	$	%
Net cash used in operating activities	$(13,304)	$(14,977)	$1,673	11%
Net cash used in investing activities	(3,148)	(716)	(2,432)	(340)
Net cash provided by financing activities	8,902	21,655	(12,753)	(59)
Net increase (decrease) in cash, cash equivalents, restricted cash, and cash held for sale	$(7,550)	$5,962	$(13,512)	n/m

n/m - Not Meaningful
Net cash used in operating activities
During the six months ended June 30, 2024, the Company used $13,304 of net cash in operating activities, which represented an improvement of $1,673, or 11%, when compared with 2023. This change was driven by i) non-cash inventory write-offs and provisions of $13,588, ii) changes to accounts payable and accrued expenses of $11,879, iii) changes to inventory of $10,674, and was partially offset by iv) an increase to net loss of $23,051, v) a change to accounts receivable of $8,077 and vi) write-downs of assets held for sale that occurred in the prior year which did not recur of $3,557.
Net cash used in investing activities
During the six months ended June 30, 2024, the Company used $3,148 of net cash through investing activities compared to $716 of net cash used in investing activities in the same period for 2023, which represented a change of $2,432, which was driven by the collection of notes receivable of $2,000 in 2023 which did not recur in 2024.
Net cash provided by financing activities
During the six months ended June 30, 2024, the Company provided $8,902 of net cash through financing activities compared to $21,655 of net cash provided by financing activities in the same period for 2023, which represented a change of $12,753. This change was driven by i) proceeds from financing activities during the six months ended June 30, 2023, of $27,121, which was partially offset by ii) capital distributions to non-controlling interests during the six months ended June 30, 2023, of $3,968, both of which did not recur in 2024 and iii) proceeds from the private placement during the six months ended June 30, 2024, of $10,000.

Capital Resources
Capital structure and debt
Our debt outstanding as of June 30, 2024 and December 31, 2023 is as follows:

Debt balances	June 30, 2024	December 31, 2023
Financing liability (failed sale-leaseback)	$15,253	$15,253
Finance lease liabilities	5,903	5,943
7.50% Loan due April 2026	33,935	32,438
6.10% Secured debenture due September 2030	47,180	46,955
Note due December 2024	1,582	2,375
Prime rate credit facilities due January 2026, as amended	—	132,337
Amended and restated credit agreement	144,819	—
Convertible notes	11,447	—
Note backed by ERTC	1,641	1,641
Total debt	$261,760	$236,942
Less: current portion of debt	3,351	4,132
Total long-term debt	$258,409	$232,810
Commitments and contingencies
Commitments
The Company provides revolving lines of credit to certain of its portfolio companies. As of June 30, 2024, only one revolving line of credit remained outstanding and the maximum obligation under this arrangement was equal to the balance advanced. Refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
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
Refer to Note 15 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
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

Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of June 30, 2024, for which no liabilities are recorded on the Unaudited Condensed Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of June 30, 2024, such amounts were not material.
Contingencies
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of June 30, 2024, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
The Company and its subsidiaries may be, from time to time, subject to various administrative, regulatory and other legal proceedings arising in the ordinary course of business. Contingent liabilities associated with legal proceedings are recorded when a liability is probable, and the contingent liability can be reasonably estimated. Refer to Note 15 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
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

During the six months ended June 30, 2024, the Company implemented a change in accounting estimate for the costing of inventory cultivated, extracted or processed, and manufactured or infused by the Company from historical average cost to three-month rolling average cost to better align with evolving market dynamics, improve the accuracy of inventory valuation, and enhance financial reporting transparency. The Company accounted for this change as a change in accounting estimate and, accordingly, applied it on a prospective basis. This change resulted in a $13,828 charge to Cost of goods sold, wholesale on the Company’s Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (presented in thousands, except share amounts).
The Company has exposure to certain risks, including market, credit, liquidity, asset forfeiture, banking and interest rate risk, and assesses the impact and likelihood of those risks. However, there have been no material changes in our market risk during the three and six months ended June 30, 2024. For additional information, refer to our 2023 Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ending June 30, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s Principal Executive Officer and Principal Financial Officer concluding that a material weakness in the Company’s internal controls over financial reporting remained present as of June 30, 2024. Specifically, as a result of turnover and the availability of resources with the appropriate level of technical capabilities (including the impacts on staffing and recruiting and the general global labor shortage brought about by the global COVID-19 pandemic), the Company did not have effective staffing levels and adequate segregation of duties within several finance and accounting processes, including the ability to adequately assess the impairment of goodwill and intangible assets, and cutoff over inventory.

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

The Company is working diligently to remediate this material weakness and will continue to evaluate the staffing requirements of the Company as the landscape and needs of the Company continue to evolve. However, there is no assurance that this material weakness will be fully remediated by December 31, 2024 given continuing lasting impacts of COVID-19 on staffing and labor for companies within our industry and otherwise. A material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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
PART II
Item 1. Legal Proceedings.
For information on legal proceedings, refer to Note 15 to the Unaudited Condensed Consolidated Financial Statements included this report.
Item 1A. Risk Factors.
There have been no material changes to the risk factors described in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Not applicable.
Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
10.1	Form of Non-Recourse Unsecured Convertible Note Certificate	8-K	000-56021	4.1	6/3/2024
10.2	Form of Warrant to Purchase Class E Subordinate Voting Shares of Acreage Holdings, Inc.	8-K	000-56021	4.2	6/3/2024
10.3	Amended and Restated Credit Agreement by and among High Street Capital Partners, LLC, as Borrower, Acreage Holdings, Inc, as Parent, the other loan parties that are parties hereto, the lenders that are party hereto, as lenders and VRT Agent LLC, as Agent dated as of June 3, 2024	8-K	000-56021	10.1	6/3/2024
10.4	Form of Subscription Agreement	8-K	000-56021	10.2	6/3/2024
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Extensible Business Reporting Language):): (i) Consolidated Statements of Financial Position as of June 30, 2024 (unaudited) and December 31, 2023 (audited), (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and June 30, 2023, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and June 30, 2023, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2024 and June 30, 2023 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
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
Date: August 14, 2024

Acreage Holdings, Inc.

By:	/s/ Philip Himmelstein
Philip Himmelstein
Chief Financial Officer