Form 10-Q
period 2024-09-30
Acreage Holdings, Inc.
filed 2024-11-14
CIK 1762359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

The registrant has three classes of issued and outstanding shares: the Fixed Shares, the Floating Shares and the Class F multiple voting shares (the “Fixed Multiple Shares”). The Fixed Shares and Floating Shares each entitle the holders to notice of and to attend at any meeting of the shareholders of the registrant, except a meeting of which only holders of another particular class or series of shares of the registrant have the right to vote. Each Fixed Share is entitled to one vote per Fixed Share, each Floating Share is entitled to one vote per Floating Share and each Fixed Multiple Share is entitled to 4,300 votes per Fixed Multiple Share on all matters upon which the holders of shares are entitled to vote. As of November 14, 2024, there were 80,946,416 Fixed shares, 40,963,782 Floating Shares, and 117,600 Fixed Multiple Shares, in each case, issued and outstanding.

TABLE OF CONTENTS
Acreage Holdings, Inc.
Form 10-Q
For the Three and Nine Months Ended September 30, 2024

PART I
Item 1. Financial Statements and Supplementary Data.

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$13,780	$13,631
Restricted cash	65	3,984
Accounts receivable, net	10,226	8,459
Inventory	32,909	47,675
Assets held-for-sale	15,255	6,028
Other current assets	2,446	2,136
Total current assets	74,681	81,913
Long-term investments	33,170	33,170
Capital assets, net	128,761	141,732
Operating lease right-of-use assets	13,516	17,531
Intangible assets, net	27,910	31,044
Goodwill	13,761	13,346
Other non-current assets	1,349	1,558
Total non-current assets	218,467	238,381
TOTAL ASSETS	$293,148	$320,294

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued liabilities	$31,893	$29,936
Taxes payable	7,566	11,395
Interest payable	5,451	5,539
Operating lease liability, current	1,959	2,457
Debt, current	2,437	4,132
Liabilities related to assets held for sale	15,772	2,253
Other current liabilities	182	2,011
Total current liabilities	65,260	57,723
Debt, non-current	272,225	232,810
Operating lease liability, non-current	14,138	17,293
Deferred tax liability	9,925	10,584
Liability on unrecognized tax benefits	50,571	39,859
Warrant liability	7,133	—
Other liabilities	4	1,054
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Total non-current liabilities	353,996	301,600
TOTAL LIABILITIES	419,256	359,323
Commitments and contingencies
Common stock, no par value - unlimited authorized, 121,186 and 120,344 issued and outstanding as of September 30, 2024. 115,995 and 115,153 issued and outstanding as of December 31, 2023.	—	—
Additional paid-in capital	776,489	759,698
Treasury stock, 842 common stock held in treasury	(21,054)	(21,054)
Accumulated deficit	(824,441)	(747,550)
Total Acreage Shareholders' deficit	(69,006)	(8,906)
Non-controlling interests	(57,102)	(30,123)
TOTAL DEFICIT	(126,108)	(39,029)

TOTAL LIABILITIES AND DEFICIT	$293,148	$320,294
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
REVENUE
Retail revenue, net	$27,435	$43,857	$85,620	$130,651
Wholesale revenue, net	12,188	12,645	38,302	39,845
Other revenue, net	1	—	1	84
Total revenues, net	39,624	56,502	123,923	170,580
Cost of goods sold, retail	(14,995)	(23,247)	(47,538)	(67,145)
Cost of goods sold, wholesale	(10,715)	(11,981)	(47,046)	(34,454)
Total cost of goods sold	(25,710)	(35,228)	(94,584)	(101,599)
Gross profit	13,914	21,274	29,339	68,981

OPERATING EXPENSES
General and administrative	7,516	8,036	22,814	25,621
Compensation expense	11,746	13,524	35,614	38,930
Equity-based compensation expense	(212)	745	1,939	2,423
Marketing	603	542	1,721	1,942
Loss on disposals of construction in process	2,072	—	2,072	—
Write down of assets held-for-sale, net	—	—	—	3,557
Depreciation and amortization	853	928	2,642	2,919
Total operating expenses	22,578	23,775	66,802	75,392

Net operating loss	$(8,664)	$(2,501)	$(37,463)	$(6,411)

Income from investments, net	—	248	—	228
Interest income from loans receivable	—	—	—	10
Interest expense	(8,128)	(9,207)	(25,423)	(26,143)
Other income (loss), net	(983)	10,021	(7,320)	9,823
Total other income (loss)	(9,111)	1,062	(32,743)	(16,082)

Loss before income taxes	$(17,775)	$(1,439)	$(70,206)	$(22,493)

Income tax expense	(4,465)	(6,420)	(9,482)	(19,763)

Net loss	$(22,240)	$(7,859)	$(79,688)	$(42,256)

Less: net loss attributable to non-controlling interests	(2,732)	(234)	(11,177)	(3,885)

Net loss attributable to Acreage Holdings, Inc.	$(19,508)	$(7,625)	$(68,511)	$(38,371)

Net loss per share attributable to Acreage Holdings, Inc. - basic and diluted:	$(0.16)	$(0.07)	$(0.58)	$(0.34)

Weighted average shares outstanding - basic and diluted	119,965	114,171	117,422	113,181

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT)

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
December 31, 2022	3,861	112,437	$760,529	$(21,054)	$(678,091)	$61,384	$(21,205)	$40,179
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	—	—	—	(367)	(367)	—	(367)
NCI adjustments for changes in ownership	—	—	14	—	—	14	(14)	—
Equity-based compensation expense and related issuances	—	287	984	—	—	984	—	984
Net loss	—	—	—	—	(14,590)	(14,590)	(1,567)	(16,157)
March 31, 2023	3,861	112,724	$761,527	$(21,054)	$(693,048)	$47,425	$(22,786)	$24,639
NCI adjustments for changes in ownership	—	—	(3,389)	—	—	(3,389)	3,389	—
Capital distributions, net	—	—	—	—	—	—	(3,968)	(3,968)
Other equity transactions	—	—	(130)	—	—	(130)	—	(130)
Equity-based compensation expense and related issuances	—	479	694	—	—	694	—	694
Net loss	—	—	—	—	(16,156)	(16,156)	(2,084)	(18,240)
June 30, 2023	3,861	113,203	$758,702	$(21,054)	$(709,204)	$28,444	$(25,449)	$2,995
NCI adjustments for changes in ownership	—	—	(450)	—	—	(450)	450	—
Other equity transactions	—	—	(79)	—		(79)	—	(79)
Equity-based compensation expense and related issuances	—	2,762	745	—	—	745	—	745
Net loss	—	—	—	—	(7,625)	(7,625)	(234)	(7,859)
September 30, 2023	3,861	115,965	$758,918	$(21,054)	$(716,829)	$21,035	$(25,233)	$(4,198)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT)

			Attributable to shareholders of the parent
(in thousands)	LLC Membership Units	Pubco Shares (as converted)	Share Capital	Treasury Stock	Accumulated Deficit	Shareholders’ Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
December 31, 2023	3,861	115,995	$759,698	$(21,054)	$(747,550)	$(8,906)	$(30,123)	$(39,029)
NCI adjustments for changes in ownership	—	—	(5,264)	—	—	(5,264)	5,264	—
Other equity transactions	—	—	(16)	—	—	(16)	—	(16)
Equity-based compensation expense and related issuances	—	136	809	—	—	809	—	809
Net loss	—	—	—	—	(27,978)	(27,978)	(5,341)	(33,319)
March 31, 2024	3,861	116,131	$755,227	$(21,054)	$(775,528)	$(41,355)	$(30,200)	$(71,555)
NCI adjustments for changes in ownership	—	—	6,329	—	—	6,329	(6,329)	—
Other equity transactions	—	—	$(244)	$—	$—	$(244)	$—	$(244)
Private placement dividend	—	—	—	—	(8,380)	(8,380)	—	(8,380)
Equity-based compensation expense and related issuances	—	1,094	1,342	—	—	1,342	—	1,342
Net loss	—	—	—	—	(21,025)	(21,025)	(3,104)	(24,129)
June 30, 2024	3,861	117,225	$762,654	$(21,054)	$(804,933)	$(63,333)	$(39,633)	$(102,966)
NCI adjustments for changes in ownership	—	—	14,737	—	—	14,737	(14,737)	—
Other equity transactions	—	—	$(690)	$—	$—	$(690)	$—	$(690)
Equity-based compensation expense and related issuances	—	3,961	(212)	—	—	(212)	—	(212)
Net loss	—	—	—	—	(19,508)	(19,508)	(2,732)	(22,240)
September 30, 2024	3,861	121,186	$776,489	$(21,054)	$(824,441)	$(69,006)	$(57,102)	$(126,108)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,688)	$(42,256)
Adjustments for:
Depreciation and amortization	2,642	2,919
Depreciation and amortization included in COGS	8,033	6,058
Equity-based compensation expense	1,939	2,423
Inventory write-off and provision	5,581	8,824
Change in accounting estimate for the costing of inventory	13,828	—
Loss on modification of debt	6,322	—
Gain on business divestiture	—	(47)
Loss on disposal of capital assets, net	2,109	34
Non-cash fair value change related to Warrant liability and Convertible notes	452	—
Bad debt expense	342	320
Non-cash interest expense	6,486	3,743
Non-cash operating lease adjustment	693	(18)
Loss on lease termination	—	(200)
Deferred tax income	(121)	16
Non-cash loss from investments, net	—	870
Write-down of assets held-for-sale	—	3,557
Change, net of acquisitions in:
Accounts receivable	(3,482)	(3,427)
Inventory	(2,987)	(12,572)
Other assets	227	(597)
Interest receivable	1,373	(756)
Accounts payable and accrued liabilities	5,719	(2,628)
Taxes payable	(3,324)	15,026
Interest payable	3,648	3,101
Liability on unrecognized tax benefits	14,691	—
Other liabilities	(2,030)	(3,119)
Net cash used in operating activities	$(17,547)	$(18,729)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital assets	$(2,390)	$(5,345)
Collection of notes receivable	—	2,150
Business acquisitions, net of cash acquired	—	516
Purchases of intangible assets	(500)	(27)
Proceeds from business divestiture	—	500
Net cash used in investing activities	$(2,890)	$(2,206)
CASH FLOWS FROM FINANCING ACTIVITIES:
Other equity transactions	$(950)	$(79)
Proceeds from financing (refer to Note 14 for related party financing)	8,455	27,121
Deferred financing costs paid	—	(500)
Proceeds from issuance of private placement units and warrants	10,000	—
Repayment of debt	(838)	(913)
Capital distributions - non-controlling interests	—	(3,968)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

ACREAGE HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Net cash provided by financing activities	$16,667	$21,661
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(3,770)	$726
Cash, cash equivalents, and restricted cash - Beginning of period	17,615	24,067
Cash, cash equivalents, and restricted cash - End of period	$13,845	$24,793

RECONCILIATION OF CASH FLOW INFORMATION:
Cash and cash equivalents	$13,780	$15,142
Restricted cash	65	9,651
Total cash, cash equivalents, and restricted cash at end of period	$13,845	$24,793

	Nine Months Ended September 30,
(in thousands)	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid - non-lease	$3,478	$19,266
Income taxes paid	—	5,933
OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets not yet paid for	$781	$5,040
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	—	121
NCI adjustments for changes in ownership	—	(14)
Initial fair value recognition on Warrant Liability	6,972	—
Initial fair value recognition on Convertible Notes	11,408	—

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
On June 24, 2020, Canopy Growth and the Company entered into an agreement to, among other things, amend the terms of the Original Arrangement Agreement and the terms of the Prior Plan of Arrangement (the “Amended Arrangement”). On September 16, 2020, the Company’s shareholders voted in favor of a special resolution authorizing and approving the terms of, among other things, the Amended Arrangement. Subsequently, on September 18, 2020, the Company obtained a final order from the Supreme Court of British Columbia approving the Amended Arrangement, and on September 23, 2020 the Company and Canopy Growth entered into the Amending Agreement (as defined in Note 15) and implemented the Amended Arrangement. Pursuant to the Amended Arrangement, the Company’s articles were amended to create the Fixed Shares, the Floating Shares and the Class F multiple voting shares (the “Fixed Multiple Shares”), and each outstanding SVS was exchanged for 0.7 of a Fixed Share and 0.3 of a Floating Share, each outstanding PVS was exchanged for 28 Fixed Shares and 12 Floating Shares; and each outstanding MVS was exchanged for 0.7 of a Fixed Multiple Share and 0.3 of a Floating Share. Pursuant to the Amended Arrangement, Canopy Growth was granted the option to acquire all of the issued and outstanding Fixed Shares on the basis of 0.03048 (after giving effect to the Canopy Consolidation) (the “Fixed Share Exchange Ratio”) of a common share of Canopy Growth (each, a “Canopy Share”) for each Fixed Share held at the time of the acquisition of the Fixed Shares (the “Acquisition” or “Acquisition Time”), subject to adjustment in accordance with the terms of the Amended Arrangement (the “Canopy Call Option”), which Canopy Growth is required to exercise upon the occurrence, or waiver (at the discretion of Canopy Growth), of a Triggering Event (the date on which the Triggering Event occurs, the “Triggering Event Date”). On December 15, 2023, Canopy Growth initiated a reverse 1-for-10 share consolidation (the “Canopy Consolidation”), which triggered an Exchange Ratio Adjustment Event which modified the Fixed Share Exchange Ratio from 0.3048 of a Canopy

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Share for each Fixed Share to 0.03048 of a Canopy Share for each Fixed Share. Refer to Note 15 for further discussion, including a discussion of the anticipated adjustment to the Fixed Share Exchange Ratio as a result of the offering of convertible notes completed in June 2024.

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

As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit as of September 30, 2024, as well as a net loss and negative cash flow from operating activities for the nine months ended September 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. Continuation as a going concern is dependent upon continued operations of the Company, which is dependent upon the Company’s ability to meet its financial requirements and the success of its future operations. The consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, dated April 30, 2024, as filed with the Securities and Exchange Commission (the “2023 Form 10-K”).

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
VIEs

In determining whether the Company is the primary beneficiary of a VIE, the Company assesses whether it has the power to direct matters that most significantly impact the activities of the VIE and have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. There were no material consolidated VIEs as of September 30, 2024 or December 31, 2023.
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
Restricted cash

Restricted cash represents funds contractually held for specific purposes and, as such, not available for general corporate purposes. Cash and cash equivalents and restricted cash, as presented on the Unaudited Condensed Consolidated Statements of Cash Flows, consists of $13,780 and $65 as of September 30, 2024, respectively, and $13,631 and $3,984 as of December 31, 2023, respectively.
Accounts receivable and notes receivable valuations

The Company reports accounts receivable at their net realizable value, which is management’s best estimate of the cash that will ultimately be received from customers. The Company's notes receivable represent notes due from various third parties. The Company maintains an allowance for expected credit losses to reflect the expected uncollectability of accounts receivable and notes receivable based on historical collection data and specific risks identified among uncollected accounts, as well as management’s expectation of future economic conditions. The Company also considers relevant qualitative and quantitative factors to assess whether historical loss experience should be adjusted to better reflect the risk characteristics of the companies receivables and the expected future losses. If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Trade accounts receivable and notes receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. As of September 30, 2024 and December 31, 2023, the Company’s allowance for doubtful accounts was $755 and $479, respectively, all of which relates to the allowance for credit losses over accounts receivable. As of September 30, 2024 and December 31, 2023, the allowance on loans receivable was $9,204 and $8,479, respectively, of which the allowance for credit losses over notes receivable was nil as the receivables were fully reserved for. Refer to Note 6 for further discussion.

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
Net loss per share
Net loss per share represents the net loss attributable to shareholders divided by the weighted average number of shares outstanding during the period on an as converted basis. Basic and diluted loss per share are the same for the three and nine months ended September 30, 2024 and 2023, as the issuance of shares upon conversion, exercise or vesting of outstanding units would be anti-dilutive in each period. There were 38,686 and 51,006 anti-dilutive shares outstanding during the three and nine months ended September 30, 2024 and 2023, respectively.
Change in Accounting Estimate
During the first quarter of 2024, the Company implemented a change in accounting estimate for the costing of inventory cultivated, extracted or processed, and manufactured or infused by the Company from historical average cost to three-month rolling average cost to better align with evolving market dynamics, improve the accuracy of inventory valuation, and enhance

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
financial reporting transparency. The Company accounted for this change as a change in accounting estimate and, accordingly, applied it on a prospective basis. This change resulted in a $13,828 charge to Cost of goods sold, wholesale on the Company’s Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024.

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
3.    ACQUISITIONS, DIVESTITURES AND ASSETS HELD FOR SALE
Acquisitions

During the three and nine months ended September 30, 2024, the Company did not complete any acquisitions.
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
Divestitures
During the three and nine months ended September 30, 2024, the Company did not complete any divestitures. During the three and nine months ended September 30, 2023, management committed to a plan to sell CWG Botanicals, Inc. (“CWG”) as of June 30, 2023. As of then, all assets and liabilities were classified as held for sale on the balance sheet and written down to the fair value of the expected sale price. On September 12, 2023, the Company sold 100% of its ownership interest in CWG for an aggregate sales price of $500 and recognizing a gain of $47 on the Unaudited Condensed Consolidated Statements of Operations in Other income, net.
Assets Held for Sale
In the second quarter of 2024, the Company determined that the assets and liabilities categorized as held-for-sale related to the Company’s Ohio operations no longer meet the held-for-sale criteria as the Company intends to retain and continue its Ohio operations. As of December 31, 2023, the Company determined certain businesses and assets in Ohio met the held-for-sale criteria. As such, the related assets and liabilities within these disposal groups were transferred into Assets held-for-sale and Liabilities related to assets held-for-sale on the Unaudited Condensed Consolidated Statements of Financial Position.

As of September 30, 2024, the Company determined certain businesses and assets in Connecticut and Maine met the held-for-sale criteria. As such, the related assets and liabilities within these disposal groups were transferred into Assets held-for-sale and Liabilities related to assets held-for-sale on the Unaudited Condensed Consolidated Statements of Financial Position.

The tables below presents the assets and liabilities classified as held for sale on the Unaudited Condensed Consolidated Statements of Financial Position for the periods ended September 30, 2024 and December 31, 2023, respectively.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

	September 30, 2024
	Prime Wellness, D&B and Thames Valley, Connecticut	NPG Retail, Maine	Total
Cash and cash equivalents	$174	$75	$249
Inventory	611	352	963
Other current assets	93	93	186
Total current assets classified as held-for-sale	878	520	1,398
Capital assets, net	2,500	564	3,064
Operating lease right-of-use assets	2,056	856	2,912
Intangible assets, net	7,713	—	7,713
Other non-current assets	133	35	168
Total assets classified as held-for-sale	$13,280	$1,975	$15,255

Accounts payable and accrued liabilities	$(6,522)	$(576)	$(7,098)
Taxes payable	(424)	(81)	(505)
Operating lease liability, current	(442)	(223)	(665)
Total current liabilities classified as held-for-sale	(7,388)	(880)	(8,268)
Debt, non-current	(799)	—	(799)
Operating lease liability, non-current	(1,402)	(786)	(2,188)
Deferred tax liabilities	(538)	—	(538)
Liability on uncertain tax position	(3,979)	—	(3,979)
Total liabilities classified as held-for-sale	$(14,106)	$(1,666)	$(15,772)

December 31, 2023
Akron and Wickliffe, Ohio
Inventory	302
Other current assets	147
Total current assets classified as held-for-sale	449
Capital assets, net	1,064
Intangible assets, net	4,080
Goodwill	415
Other non-current assets	20
Total assets classified as held-for-sale	$6,028

Accounts payable and accrued liabilities	$(1,730)
Operating lease liability, current	(99)
Total current liabilities classified as held-for-sale	(1,829)
Operating lease liability, non-current	(424)
Total liabilities classified as held-for-sale	$(2,253)

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
4.    INTANGIBLE ASSETS AND GOODWILL
Intangible assets
The following table details the intangible asset balances by major asset classes:

Intangibles	September 30, 2024	December 31, 2023
Indefinite-lived intangible assets
Cannabis licenses	27,910	31,044
Total intangibles, net	$27,910	$31,044
The intangible assets balance as of September 30, 2024 and December 31, 2023 excludes intangible assets reclassified to assets held-for-sale (refer to Note 3 for further discussion).

There was no amortization expense recorded for the three and nine months ended September 30, 2024 and 2023, respectively.
Goodwill
The following table details the changes in the carrying amount of goodwill:

Goodwill	Total
December 31, 2023	$13,346
Transferred from held-for-sale	415
September 30, 2024	$13,761
5.    INVESTMENTS
The carrying values of the Company’s investments in the Unaudited Condensed Consolidated Statements of Financial Position as of September 30, 2024 and December 31, 2023 are as follows:

Investments	September 30, 2024	December 31, 2023
Investments held at FV-NI	$33,170	$33,170
Total long-term investments	$33,170	$33,170

Income from investments, net in the Unaudited Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2024 and 2023 is as follows:

Investment income	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investments held at FV-NI	—	248	—	228
Income from investments, net	$—	$248	$—	$228

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Investments held at FV-NI
The Company has an equity investment in the Red White and Bloom company that does not result in significant influence or control. These investments are carried at fair value, with gains and losses recognized in the Unaudited Condensed Consolidated Statements of Operations.
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
6.     NOTES RECEIVABLE, NET

Notes receivable as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Promissory notes receivable	$862	$862
Line of credit receivable	4,331	4,331
Interest receivable	4,011	3,286
Allowance for notes and interest receivable	(9,204)	(8,479)
Total notes receivable	$—	$—
Less: Notes receivable, current	—	—
Notes receivable, non-current	$—	$—
Interest income from loans receivable during the three and nine months ended September 30, 2024 was nil, respectively, and nil and $10 for the three and nine months ended September 30, 2023, respectively.
At each reporting date, the Company applies its judgment to evaluate the collectability of the note receivable and makes a provision based on the assessed amount of expected credit loss. This judgment is based on parameters such as interest rates, market conditions and creditworthiness of the creditor.
The Company determined that the collectability of certain notes receivables is doubtful based on information available. As of September 30, 2024 and December 31, 2023, the Company’s allowance for notes receivable was $9,204 and $8,479, respectively, including $5,193 of principal outstanding and $4,011 and $3,286 of accrued interest, respectively, and represents the full value of such loan balances.
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

The Company did not have any activity during the three and nine months ended September 30, 2024.
7.    CAPITAL ASSETS, NET
Net property, plant and equipment consisted of:

	September 30, 2024	December 31, 2023
Land	$9,390	$9,708
Building	57,987	58,524
Right-of-use asset, finance leases	5,077	6,183
Furniture, fixtures and equipment	40,632	39,943
Leasehold improvements	58,175	58,828
Construction in progress	1,342	4,069
Software	2,513	2,513
Capital assets, gross	$175,116	$179,768
Less: accumulated depreciation and amortization	(46,355)	(38,036)
Capital assets, net	$128,761	$141,732
Depreciation of capital assets for the three and nine months ended September 30, 2024 is comprised of $853 and $2,642 of depreciation and amortization expense, respectively, and $2,626 and $8,033 that was capitalized to inventory, respectively. Depreciation of capital assets for the three and nine months ended September 30, 2023 is comprised of $928 and $2,919 of depreciation and amortization expense, respectively, and $2,116 and $6,493 that was capitalized to inventory, respectively.
In September 2024, management made the decision to abandon construction activities for the Prime Wellness of Pennsylvania expansion project. As a result, the associated Construction in Progress (CIP) assets were disposed of. In accordance with ASC 360, we recognized a loss of $2,072 on the disposal of these assets as of September 30, 2024.

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

Statement of Financial Position Information	Classification	September 30, 2024	December 31, 2023
Right-of-use assets
Operating	Operating lease right-of-use assets	$13,516	$17,531
Finance	Capital assets, net	5,077	6,183
Total right-of-use assets		$18,593	$23,714

Lease liabilities
Current
Operating	Operating lease liability, current	$1,959	$2,457
Financing	Debt, current	4	116
Non-current
Operating	Operating lease liability, non-current	14,138	17,293
Financing	Debt, non-current	5,375	5,827
Total lease liabilities		$21,476	$25,693

		Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Information	Classification	2024	2023	2024	2023
Short-term lease expense	General and administrative	$252	$102	$478	$311

Operating lease expense	General and administrative	1,313	1,238	3,657	3,853
Finance lease expense:
Amortization of right of use asset	Depreciation and amortization	35	93	190	278
Interest expense on lease liabilities	Interest expense	162	213	518	633
Net operating and finance lease cost		$1,510	$1,544	$4,365	$4,764

		Nine Months Ended September 30,
Statement of Cash Flows Information	Classification	2024	2023
Cash paid for operating leases	Net cash used in operating activities	$3,369	$3,871
Cash paid for finance leases - interest	Net cash used in operating activities	$555	$718

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The following represents the Company’s future minimum payments required under existing leases with initial terms of one year or more as of September 30, 2024:

Maturity of lease liabilities	Operating Leases	Finance Leases
2024	$905	$189
2025	3,153	766
2026	3,017	789
2027	3,056	812
2028	2,553	837
Thereafter	12,787	10,839
Total lease payments	$25,471	$14,232
Less: interest	9,374	8,853
Present value of lease liabilities	$16,097	$5,379

Weighted average remaining lease term (years)	8	10
Weighted average discount rate	11%	12%
As of September 30, 2024, there have been no leases entered into that have not yet commenced.
9.    INVENTORY
The Company’s inventory balance consists of the following:

	September 30, 2024	December 31, 2023
Retail inventory	$2,436	$2,918
Wholesale inventory	22,839	36,139
Cultivation inventory	5,232	5,826
Supplies & other	2,402	2,792
Total	$32,909	$47,675
Inventory is valued at the lower of cost and net realizable value (“NRV”), defined as estimated selling price in the ordinary course of business, less estimated costs of disposal. During the nine months ended September 30, 2024, the Company analyzed its inventory balances, and recorded wholesale inventory adjustments as a result of (i) having excess or obsolete inventory and (ii) reducing the carrying value to ensure inventory balances are properly recorded at the lower of cost and NRV. The Company recognized $1,884 and $5,581 of wholesale inventory adjustments within Cost of goods sold, wholesale on the Statements of Operations during the three and nine months ended September 30, 2024, respectively, and $2,103 and $8,824 during the three and nine months ended September 30, 2023, respectively.
During the first quarter of 2024, the Company implemented a change in accounting estimate for the costing of inventory cultivated, extracted or processed, and manufactured or infused by the Company from historical average cost to three-month rolling average cost to better align with evolving market dynamics, improve the accuracy of inventory valuation, and enhance financial reporting transparency. The Company accounted for this change as a change in accounting estimate and, accordingly, applied it on a prospective basis. This change resulted in a $13,828 charge to Cost of goods sold, wholesale on the Company’s Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
10.    DEBT
The Company’s debt balances consist of the following:

Debt balances	September 30, 2024	December 31, 2023
Financing liability (failed sale-leaseback)	$14,454	$15,253
Finance lease liabilities	5,379	5,943
7.50% Loan due April 2026	34,691	32,438
6.10% Secured debenture due September 2030	47,293	46,955
Note due December 2024	792	2,375
13.50% credit facilities due September 2027, as amended	158,719	132,337
Convertible notes	11,693	—
Note backed by ERTC	1,641	1,641
Total debt	$274,662	$236,942
Less: current portion of debt	2,437	4,132
Total long-term debt	$272,225	$232,810
Scheduled maturities of debt, excluding amortization of discount and issuance costs, are as follows:

2024	$2,437
2025	—
2026	—
2027	35,493
2028	167,431
Thereafter	69,778
Total payments (excluding amortization of discount and issuance costs)(1)	$275,139
(1) Excludes future liabilities related to Convertible notes as this instrument is not expected to be settled in cash.
During the three and nine months ended September 30, 2024, the Company incurred interest expense of $8,128 and $25,423, respectively, $9,207 and $26,143 during the three and nine months ended September 30, 2023, respectively, on the Unaudited Condensed Consolidated Statements of Operations. Interest expense for the three and nine months ended September 30, 2024 included debt discount amortization of $238 and $1,195, respectively, and amortization of debt issuance costs of $152 and $1,296, respectively. Interest expense for the three and nine months ended September 30, 2023 included debt discount amortization of $525 and $1,015, respectively, and amortization of debt issuance costs of $698 and $1,388, respectively. As of September 30, 2024 and December 31, 2023, the Company had unamortized discount $7,184 and $4,484, respectively, and debt issuance costs of $4,986 and $7,410, respectively, which is netted against the gross carrying value of long-term debt in Debt, non-current on Unaudited Condensed Consolidated Statements of Financial Position. Additionally, as of September 30, 2024 and December 31, 2023, the Company had accrued interest of $5,451 and $5,539, respectively, within Interest payable on the Unaudited Condensed Consolidated Statements of Financial Position.
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
13.5% credit facilities due September 2027, as amended
On December 16, 2021, the Company entered into a $150,000 senior secured credit facility with a syndicate of lenders consisting of a $75,000 initial draw, a $25,000 delayed draw that must be advanced within 12 months and a $50,000 committed accordion facility that is available after December 1, 2022, provided certain financial covenants are met, and with a maturity of January 1, 2026. Upon closing, gross proceeds of $75,000 were drawn (before origination discounts and issuance costs of approximately $4,000 and $1,500, respectively, which were capitalized). In April 2022, the Company drew down on the $25,000 delayed draw. Refer to Note 16 for further discussion of the syndicated related party lender.

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

On April 20, 2024 and May 10, 2024, the Company received a notice of default letter on each date from the agents of the Prime rate credit facilities due January 2026, as amended, of the occurrence of certain events of default (the “Default Letters”). The Default Letter dated April 20, 2024 contains allegations that there have been three events of default with respect to the credit agreement and the agents and lenders reserved all rights, and that they were in the process of reviewing the appropriate course of action to be taken with respect to the identified events of default. On May 10, 2024, the Company received another default letter from the agents alleging an event of default for failure by the borrower to make a monthly interest payment due May 1, 2024. The Default Letters did not identify that there had been any exercise of rights or remedies available to the agents or lenders under Section 9.1 of the credit agreement. As described below, the Company remedied the notices of default by entering into the amended and restated credit agreement. Subsequently, as described below, the Company entered into the second amended and restated credit agreement, superseding the amended and restated credit agreement and establishing an interest rate of 13.5% and a maturity date of September 13, 2027 for the Prime rate credit facilities previously due January 2026.

Amended and Restated Credit Agreement

On June 3, 2024, the Company, HSCP, as borrower, 11065220 Canada Inc., a wholly-owned subsidiary of Canopy Growth, VRT Agent and the loan parties thereto from time to time, entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”). 11065220 Canada Inc. purchased all of the rights and interests of certain of our senior lenders under the Prime rate credit facilities due January 2026, as amended, for an aggregate amount equal to approximately $99,800. Further, this amendment allowed the Company to capitalize accrued obligations that existed before the amendment on June 3, 2024, including accrued interest, which brought the principal outstanding under this Facility to $143,287. The interest rate under the loan was a variable rate of U.S. prime (“Prime”) plus 5.75% per annum, payable monthly in arrears, with a Prime floor of 5.50%, and a maturity date of January 1, 2026. Interest under the Amended and Restated Credit Agreement was payable in cash or in kind, at the Company’s election, through November 30, 2024. The loan was secured by pledged equity interests and substantially all of the assets of the Company. Further, the loan is subject to various financial covenants, including (i) a fixed charge coverage ratio and two leverage ratios in respect of all periods beginning on or after December 31, 2024 and (ii) a minimum cash requirement of $3.0 million as of quarter end for all periods beginning on or after December 31, 2024. As discussed further below, the Amended and Restated Credit Agreement was replaced with the Second Amended and Restated Credit Agreement (defined below) on September 13, 2024. The amendment was treated as a debt extinguishment and the Company recognized a loss of $6,322 to Other income (loss), net on the Unaudited Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2024.

Second Amended and Restated Credit Agreement

On September 13, 2024, the Company entered into a second amended and restated credit agreement with a third party lender (the “New Lender”) and 11065220 Canada Inc. (the “Canopy Lender”) (the “Second Amended and Restated Credit Agreement”). This agreement supersedes the Amended and Restated Credit Agreement.

The New Lender advanced $65,000 with an original issue discount of 10%, being $6,500. Approximately $48,000 of the amount advanced by the New Lender was used to repay amounts owing by Acreage pursuant to the Amended and Restated Credit Agreement to the non-Canopy lender (the “Prior Lender”). As a result, the Prior Lender has been repaid in full. The net proceeds of the loan to Acreage totaled approximately $8,000 after closing costs and expenses.

Under the Second Amended and Restated Credit Agreement, the loans bear interest at a rate of 13.5% and a maturity date of September 13, 2027, with the interest in favor of the New Lender payable in cash and interest in favor of 11065220 Canada Inc. payable in cash or in kind at Acreage's option and will initially be payable in kind.

The Second Amended and Restated Credit Agreement also provides the New Lender with a board observer right.

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
Private Placement
On June 5, 2024, the Company entered into a Subscription Agreement with ATB Securities (the “Agent”) and certain investors (“Holder” or “Investor”). Under the agreement, the Company issued 12,000 units (the “Units”) by way of a brokered private placement (the “Private placement”) at a price of $833.33 per Unit, for gross proceeds of $10,000. Each Unit consists of $1,000 principal amount of non-recourse unsecured convertible notes (the “Convertible Notes”) and Fixed Share purchase warrants (the “Warrants” or “Warrant Liability”). Refer to Note 11 for further discussion regarding the Company’s Warrant liability.

The initial fair values of the Convertible Notes and Warrant Liability of $18,380, in the aggregate, exceeded the gross proceeds received of $10,000 by $8,380. As a result, the excess fair value over the proceeds is accounted for as a deemed dividend and recorded in Accumulated deficit, refer to Private placement dividend on the Unaudited Condensed Consolidated Statements of Shareholders’ Equity (Deficit).

The Convertible Notes are convertible into that number of Fixed Shares of the Company at a to-be-determined conversion price. The conversion price per Fixed Share is determined by multiplying (i) the exchange ratio (as defined by the Fixed Share Arrangement Agreement) by (ii) the fair market value of the common shares of Canopy on the business day prior to the closing of the transactions with Canopy USA, LLC. If the transactions occur on or before the maturity date, which is 15 months from the issue date of June 5, 2024, the Convertible Note will automatically convert into Fixed Shares at the conversion price. If the Transactions do not occur before the maturity date, holders of the Units entered into a Put Agreement with Canopy USA, pursuant to which such investor will have the right to require Canopy USA to purchase the subscribed for Convertible Notes and the Warrants subscribed for. The Company elected the fair value option to account for the liability related to the convertible notes. Refer to Note 12 for further discussion.

While the number of Fixed Shares issuable upon conversion or exercise, as applicable, of the Convertible Notes and the Warrants remains unknown at this time, the completion of the Offering is expected to result in significant dilution of the Fixed Shares, particularly given that the Conversion Price of the Notes is based on the Exchange Ratio, which will be adjusted pursuant to the Fixed Share Arrangement Agreement for issuances in excess of the Purchaser Approved Share Threshold (as such term is defined in the Fixed Share Arrangement Agreement). The Offering is expected to result in the issuance of Fixed Shares under the Convertible Notes, and Warrants exercisable to acquire Fixed Shares, at the time of closing the Fixed Share Arrangement, well in excess of the Purchaser Approved Share Threshold, with the effect that the Fixed Share Exchange Ratio will be significantly reduced. The Fixed Share Exchange Ratio reduction is expected to have a material and adverse effect on the number of Canopy shares that holders of Fixed Shares could receive pursuant to the Fixed Share Arrangement Agreement may have a material and adverse effect on the value of the Fixed Shares. See Note 15 for further discussion.

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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
12.    FAIR VALUE
The following table summarize the Company’s financial assets and liabilities recorded at fair value:

	September 30, 2024
	Level 1	Level 2	Level 3	NAV	Total
Assets
Cash and cash equivalents	$13,780	$—	$—	$—	$13,780
Restricted cash	65	—	—	—	65
Long-term investments	—	—	—	33,170	33,170
Liabilities
Convertible notes	$—	$—	$11,693	$—	$11,693
Warrant liability	—	—	7,133	—	7,133

	December 31, 2023
	Level 1	Level 2	Level 3	NAV	Total
Assets
Cash and cash equivalents	$13,631	$—	$—	$—	$13,631
Restricted cash	3,984	—	—	—	3,984
Long-term investments	—	—	—	33,170	33,170

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

The following tables summarize the valuation techniques and quantitative inputs and assumptions used for financial assets and liabilities categorized as Level 3 as of September 30, 2024 (unless otherwise noted):

Financial Assets or Liability	Fair Value	Valuation Techniques	Unobservable Inputs	Value of Unobservable Inputs as of June 4, 2024	Value of Unobservable Inputs as of September 30, 2024
Convertible notes	$11,693	Probability-weighted expected return model	Probability of each scenario	95.0%	95.0%
			Discount rate	5.1%	4.3%
			Credit-adjusted discount rate	18.0%	12.1%
Warrant liability	7,133	Monte Carlo simulation model	Probability of each scenario	95.0%	95.0%
		Black-Scholes method	Discount rate	4.3%	3.6%
			Canopy stock price at warrant exercise	$7.81	$4.82
			Canopy stock volatility	109.5%	111.5%

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

The following are reconciliations for Level 3 liabilities measured at fair value for the three and nine months ended September 30, 2024:

	Three months ended September 30, 2024
	Beginning balance	Net purchases, issuances, sales and settlements	Change in fair value		Transfers in (out)	Ending Balance
Liabilities
Convertible notes	$11,447	$—	$246	(1)	$—	$11,693
Warrant liability	7,020	—	113		—	7,133

	Nine months ended September 30, 2024
	Beginning balance	Net purchases, issuances, sales and settlements	Change in fair value		Transfers in (out)	Ending Balance
Liabilities
Convertible notes	$—	$11,408	$285	(2)	$—	$11,693
Warrant liability	—	6,972	161		—	7,133
(1) Includes $30 of unrealized fair value changes related to the Company’s credit risk. As this amount is immaterial, it has been included in earnings rather than other comprehensive income.
(2) Includes $37 of unrealized fair value changes related to the Company’s credit risk. As this amount is immaterial, it has been included in earnings rather than other comprehensive income.
13.    SHAREHOLDERS’ EQUITY (DEFICIT) AND NON-CONTROLLING INTERESTS
The table below details the change in Pubco shares outstanding by class for the nine months ended September 30, 2024:

Shareholders’ Equity	Fixed Shares	Floating Shares	Fixed Shares Held in Treasury	Floating Shares Held in Treasury	Fixed Multiple Shares	Total Shares Outstanding
December 31, 2023	80,700	36,019	(589)	(253)	118	115,995
Vesting	246	4,945	—	—	—	5,191
September 30, 2024	80,946	40,964	(589)	(253)	118	121,186
Warrants
A summary of the warrants activity outstanding is as follows:

Warrants	Fixed Shares	Floating Shares
December 31, 2023	5,817	2,524
Expired	—	—
September 30, 2024	5,817	2,524

The exercise price of each Fixed Share warrants ranged from $3.15 to $4.00, respectively, and the exercise price of each Floating Share warrants ranged from $3.01 to $4.00, respectively. The warrants are exercisable for a period of 4 years. The weighted-average remaining contractual life of the warrants outstanding is approximately 0.4 years. There was no aggregate intrinsic value for warrants outstanding as of September 30, 2024.
Non-controlling interests - convertible units
The Company has NCIs in consolidated subsidiaries USCo2 and HSCP. The non-voting shares of USCo2 and HSCP units make up substantially all of the NCI balance as of September 30, 2024 and are convertible for either 0.7 of a Fixed Share and

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
0.3 of a Floating Share of Pubco or cash, as determined by the Company. Summarized financial information of HSCP is presented below. USCo2 does not have discrete financial information separate from HSCP.

HSCP net asset reconciliation	September 30, 2024	December 31, 2023
Current assets	$74,681	$81,913
Non-current assets	214,616	233,666
Current liabilities	(65,260)	(9,263)
Non-current liabilities	(353,995)	(255,272)
Other NCI balances	(726)	(727)
Accumulated equity-settled expenses	(245,997)	(244,058)
Net assets	$(376,681)	$(193,741)
HSCP/USCo2 ownership % of HSCP	15.35%	15.92%
Net assets allocated to USCo2/HSCP	$(57,828)	$(30,850)
Net assets attributable to other NCIs	726	727
Total NCI	$(57,102)	$(30,123)

	Three Months Ended September 30,		Nine Months Ended September 30,
HSCP Summarized Statement of Operations	2024	2023	2024	2023
Net loss allocable to HSCP/USCo2	$(17,865)	$(1,521)	$(70,941)	$(23,924)
HSCP/USCo2 weighted average ownership % of HSCP	15.29%	15.37%	15.76%	16.23%
Net loss allocated to HSCP/USCo2	$(2,732)	$(234)	$(11,177)	$(3,884)
Net loss allocated to other NCIs	—	—	—	(1)
Net loss attributable to NCIs	$(2,732)	$(234)	$(11,177)	$(3,885)
As of September 30, 2024, USCo2’s non-voting shares owned approximately 0.20% of HSCP units. USCo2’s capital structure is comprised of voting shares, all of which are held by the Company, and of non-voting shares held by certain former HSCP members. Certain executive employees and profits interests holders own approximately 15.55% of HSCP units. The remaining 84.25% interest in HSCP is held by USCo and represents the members’ equity attributable to shareholders of the parent.
A reconciliation of the beginning and ending amounts of convertible units is as follows:

Convertible Units	September 30, 2024	December 31, 2023
Beginning balance	22,698	22,698
NCI units converted to Pubco	(19)	—
Ending balance	22,679	22,698
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

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Pursuant to the Amended Arrangement, the Company retained the Plan described above, the upper limit of issuances being up to an amount equal to 15% of the issued and outstanding Fixed Shares and Floating Shares of the Company. As of September 30, 2024, the Company had 14,059 shares authorized and available for grant under the Plan.
Restricted Share Units (“RSUs”)

	Fixed Shares		Floating Shares
Restricted Share Units (Fair value information expressed in whole dollars)	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Unvested, January 1, 2024	5,866	$1.29	5,844	$0.60
Granted	160	$0.13	1,972	$0.31
Forfeited	(4,370)	$0.26	(120)	$0.21
Vested	(670)	$1.17	(7,696)	$0.24
Unvested, September 30, 2024	986	$0.86	—	$0.38
Vested and unreleased(1)	16	$18.34	5	$20.93
Outstanding, September 30, 2024	1,002	$1.14	5	$20.93
(1) RSUs that are vested and unreleased represent RSUs that are pending delivery.
RSUs of the Company generally vest over a period of three years and RSUs granted to certain executives vest based on achievement of specific performance conditions. In certain situations for specified individuals, RSUs vest on an accelerated basis on separation. The fair value for RSUs is based on the Company’s share price on the date of the grant. The Company recorded $(300) and $1,678 as Equity-based compensation expense relating to RSUs on the Unaudited Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2024, respectively, and $791 and $2,019 during the three and nine months ended September 30, 2023, respectively. The fair value of RSUs vested during the three and nine months ended September 30, 2024 was $1,876 and $2,482, respectively, and $890 and $1,489 during the three and nine months ended September 30, 2023, respectively.
The total weighted average remaining contractual life and aggregate intrinsic value of unvested RSUs as of September 30, 2024 was approximately 0.3 years and $185, respectively. Unrecognized compensation expense related to these awards at September 30, 2024 was $466 and is expected to be recognized over a weighted average period of approximately 0.5 years.
Stock options

	Fixed Shares		Floating Shares
Stock Options (Exercise price expressed in whole dollars)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, January 1, 2024	4,543	$4.04	2,097	$3.10
Granted	—	$—	—	$—
Forfeited	—	$—	—	$—
Expired	—	$—	—	$—
Options outstanding, September 30, 2024	4,543	$4.04	2,097	$3.10

Options exercisable, September 30, 2024	3,500	$5.01	2,076	$3.10
Stock options of the Company generally vest over a period of three years and options granted to certain executives vest based on achievement of specific performance conditions. Stock options of the Company have an expiration period of 5 or 10 years from the date of grant. The weighted average contractual life remaining for Fixed Share options outstanding and exercisable as of September 30, 2024 was approximately 3 years, respectively. The weighted average contractual life remaining for Floating Share options outstanding and exercisable as of September 30, 2024 was approximately 2 years, respectively. The Company recorded $88 and $261 as Equity-based compensation expense on Unaudited Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2024 and $(46) and $404 during the three and nine months ended September 30, 2023, respectively, in connection with these awards.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
As of September 30, 2024, unamortized expense related to stock options totaled $392 and is expected to be recognized over a weighted-average period of approximately 0.4 years. As of September 30, 2024, the aggregate intrinsic value for unvested options and for vested and exercisable options was nil, respectively.

15.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company provides revolving lines of credit to certain of its portfolio companies. As of September 30, 2024, only one revolving line of credit remained outstanding and the maximum obligation under this arrangement was equal to the balance advanced of $4,331. Refer to Note 6 for further discussion.
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
Pursuant to the Amended Plan of Arrangement, on the Triggering Event Date, Canopy Growth will, subject to the satisfaction or waiver of certain closing conditions set out in the Arrangement Agreement: (i) acquire all of the issued and outstanding Fixed Shares (following the mandatory conversion of the Fixed Multiple Shares into Fixed Shares) in accordance with the Fixed Share Exchange Ratio, on the basis of 0.03048 (after giving effect to the Canopy Consolidation) of a Canopy Share for each Fixed Share held at the Acquisition Time, subject to adjustment in accordance with the terms of the Amended Plan of Arrangement (the “Canopy Call Option”) including but not limited to the Canopy Consolidation effectuated by Canopy on December 15, 2023. The Canopy Call Option will expire 10 years from the Amendment Time.
At the Acquisition Time, on the terms and subject to the conditions of the Amended Plan of Arrangement, each Fixed Share Replacement Security will be exchanged for a replacement Security from Canopy Growth equal to: (i) the number of Fixed Shares that were issuable upon exercise of such Fixed Share Replacement Security immediately prior to the Acquisition Time, multiplied by (ii) the Fixed Share Exchange Ratio in effect immediately prior to the Acquisition Time (provided that if the foregoing would result in the issuance of a fraction of a Canopy Share, then the number of Canopy Shares to be issued will be rounded down to the nearest whole number).
The Amended Plan of Arrangement provides for, among other things, Amendments to the definition of Purchaser Approved Share Threshold (as defined therein) to change the number of shares of Acreage available to be issued by Acreage without an adjustment in the Fixed Share Exchange Ratio such that Acreage may issue a maximum of 32,700 shares. Furthermore, Acreage generally may not issue any equity securities without Canopy Growth’s prior consent. Additionally, the Amended Plan

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
of Arrangement allows for various Canopy Growth rights that extend beyond the Acquisition Date, including, among others: (i) rights to nominate a majority of Acreage’s Board of Directors following the Acquisition Time; (ii) restrictive covenants in respect of the business conduct in favor of Canopy Growth; (iii) termination of non-competition and exclusivity rights granted to Acreage by Canopy Growth in the event that Acreage does not meet certain specified financial targets; (iv) implementation of further restrictions on Acreage’s ability to operate its business in the event that Acreage does not meet certain specified financial targets; and (v) termination of the Amended Plan of Arrangement in the event that Acreage does not meet certain specified financial targets in the trailing 12 month period. Each of the financial targets referred to above is specified in the Amending Agreement and related to the performance of Acreage relative to a business plan for Acreage for each fiscal year ended December 31, 2020 through December 31, 2029 set forth in the Proposal Agreement (the “Initial Business Plan”).

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
Subject to the provisions of the Floating Share Agreement, Canopy Growth has agreed to exercise the fixed option pursuant to the Amended Agreement to acquire all outstanding Fixed Shares, representing approximately 70% of the total shares of Acreage as at the date hereof, at the Fixed Share Exchange Ratio of 0.03048 of a Canopy Share for each Fixed Share. On December 15, 2023, Canopy Growth effected the Canopy Consolidation, which triggered an Exchange Ratio Adjustment Event which affected our Amended Plan of Arrangement and modified the Fixed Share Exchange Ratio from 0.3048 of a Canopy Share for each Fixed Share to 0.03048 of a Canopy Share for each Fixed Share.
Effect of Private Placement on Exchange Ratio
As discussed in Note 10, on June 5, 2024, the Company entered into a Subscription Agreement with ATB Securities (the “Agent”) and certain investors (“Holder” or “Investor”). Under the agreement, the Company issued 12,000 units (the “Units”) by way of a brokered private placement (the “Private Placement”) at a price of $833.33 per Unit, for gross proceeds of $10,000. Each Unit consists of $1,000 principal amount of non-recourse unsecured convertible notes (the "Convertible Notes”) and Fixed Share purchase warrants (the “Warrants” or “Warrant Liability”).
While the number of Fixed Shares issuable upon conversion or exercise, as applicable, of the Convertible Notes and the Warrants remains unknown at this time, the completion of the Offering is expected to result in significant dilution of the Fixed Shares, particularly given that the Conversion Price of the Notes is based on the Exchange Ratio, which will be adjusted pursuant to the Fixed Share Arrangement Agreement for issuances in excess of the Purchaser Approved Share Threshold (as such term is defined in the Fixed Share Arrangement Agreement). The Offering is expected to result in the issuance of Fixed Shares under the Convertible Notes, and Warrants exercisable to acquire Fixed Shares, at the time of closing the Fixed Share Arrangement, well in excess of the Purchaser Approved Share Threshold, with the effect that the Fixed Share Exchange Ratio will be significantly reduced. The Fixed Share Exchange Ratio reduction is expected to have a material and adverse effect on the number of Canopy shares that holders of Fixed Shares could receive pursuant to the Fixed Share Arrangement Agreement may have a material and adverse effect on the value of the Fixed Shares.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The following table below sets forth the potential Exchange Ratio based on a range of Canopy Share prices during the previous 52-week period after giving effect to the Offering:

Canopy Share Price	Fixed Share Exchange Ratio
US$5.00	≈ 0.00000
US$6.00	0.0019
US$7.00	0.0066
US$8.00	0.0101
US$9.00	0.0128
US$10.00	0.0149
US$11.00	0.0167
US$12.00	0.0182
US$13.00	0.0195
US$14.00	0.0205
US$15.00	0.0215
US$16.00	0.0223
US$17.00	0.0230
US$18.00	0.0236
US$19.00	0.0242
While the above chart shows indicative potential adjustment to the Fixed Share Exchange Ratio at the closing of the Fixed Share Acquisition (based on the number of Fixed Shares and securities convertible into or exercisable to acquire Fixed Shares, as of the date hereof), it assumes there have been no further actions taken by the Company to address the potential significant dilution and related impact on the Exchange Ratio.

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
Tax Receivable Agreement and Tax Receivable Bonus Plans
The Company is a party to (i) a tax receivable agreement dated November 14, 2018 and subsequently amended (the “Tax Receivable Agreement”) between the Company and certain current and former unit holders of HSCP and (ii) tax receivable bonus plans dated November 14, 2018 and subsequently amended (the “Tax Receivable Bonus Plans”) between the Company and certain directors, officers and consultants of the Company (together the “Tax Receivable Recipients”). Under the Tax Receivable Agreement and the Tax Receivable Bonus Plans, the Company is required to make cash payments to the Tax Receivable Recipients equal to 85% of the tax benefits, if any, that the Company actually realizes, or in certain circumstances is deemed to realize, as a result of (i) the increases in its share of the tax basis of assets of HSCP resulting from any redemptions or exchanges of Units from the HSCP Members, and (ii) certain other tax benefits related to the Company making payments under the Tax Receivable Agreement and the Tax Receivable Bonus Plan. Although the actual timing and amount of any payments that the Company makes to the Tax Receivable Recipients cannot be estimated, it expects those payments will be significant. Any payments made by the Company to the Tax Receivable Recipients may generally reduce the amount of overall cash flow that might have otherwise been available to it. Payments under the Tax Receivable Agreement are not conditioned on any Tax Receivable Recipient’s continued ownership of Units or our shares after the completion of the RTO. Payments under the Tax Receivable Bonus Plan may, at times, be conditioned on the Tax Receivable Recipient’s continued employment by the Company. As of September 30, 2024, the Company has not made any payments in relation to the Tax Receivable Agreement or the Tax Receivable Bonus Plans.
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

Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of September 30, 2024, for which no liabilities are recorded on the Unaudited Condensed Consolidated Statements of Financial Position.

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
The Company is subject to other capital commitments and similar obligations. As of September 30, 2024 and 2023, such amounts were not material.
CanWell Settlement

In November 2020, the Company entered into a final confidential settlement agreement with CanWell, LLC for certain outstanding proceedings. As part of that agreement, the Company accrued for $7,750 in Legal settlements, net on the Statements of Operations for the year ended December 31, 2020. In connection with this settlement agreement, the Company issued a promissory note in the amount of $7,750 to CanWell, which is non-interest bearing and is payable in periodic payments through December 31, 2024. Through September 30, 2024, the Company has paid $6,958 of the promissory note.

Contingencies
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of September 30, 2024, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
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

On May 3, 2024, Plaintiff’s counsel filed a motion to be relieved as counsel, which the Court granted at a May 22, 2024 hearing. On June 13, 2024, Plaintiff’s former counsel filed a notice of charging lien, which purports to claim 18% of any recovery Plaintiff obtains in the action. On June 27, 2024, Plaintiff filed a motion to reargue the Court’s order relieving its former counsel and a motion to quash the charging lien. Plaintiff’s motions to reargue and quash remain pending. To date, Plaintiff has been unable to retain counsel

High Street intends to continue vigorously defend this action, which the Company firmly believes is without merit. High Street also believes it is entitled to full indemnity from the claims asserted against it by EPMMNY pursuant to the purchase agreement pertaining to its acquisition of NYCANNA and personal guarantee by the largest shareholders of the seller.
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
On June 28, 2023, in response to AFI’s demand for arbitration, the Company asserted its right under the AFI APA to submit the dispute to mediation before it proceeds to arbitration. An initial mediation was held on October 30, 2023, with no resolution to the matter. An initial arbitration conference was held on October 7, 2024, with the arbitration tentatively scheduled for April 2025.

16.    RELATED PARTY TRANSACTIONS
Transactions with related parties are entered into in the normal course of business and are measured at the amount established and agreed to by the parties.
Tax Receivable Agreement and Tax Receivable Bonus Plans

The Company is a party to (i) a tax receivable agreement dated November 14, 2018 and subsequently amended (the “Tax Receivable Agreement”) between the Company and certain current and former unit holders of HSCP and (ii) tax receivable bonus plans dated November 14, 2018 and subsequently amended (the “Tax Receivable Bonus Plans”) between the Company and certain directors, officers and consultants of the Company (together the “Tax Receivable Recipients”). Under the Tax

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
Receivable Agreement and the Tax Receivable Bonus Plans, the Company is required to make cash payments to the Tax Receivable Recipients equal to 85% of the tax benefits, if any, that the Company actually realizes, or in certain circumstances is deemed to realize, as a result of (i) the increases in its share of the tax basis of assets of HSCP resulting from any redemptions or exchanges of Units from the HSCP Members, and (ii) certain other tax benefits related to the Company making payments under the Tax Receivable Agreement and the Tax Receivable Bonus Plan. Although the actual timing and amount of any payments that the Company makes to the Tax Receivable Recipients cannot be estimated, it expects those payments will be significant. Any payments made by the Company to the Tax Receivable Recipients may generally reduce the amount of overall cash flow that might have otherwise been available to it. Payments under the Tax Receivable Agreement are not conditioned on any Tax Receivable Recipient’s continued ownership of Units or our shares after the completion of the RTO. Payments under the Tax Receivable Bonus Plan may, at times, be conditioned on the Tax Receivable Recipient’s continued employment by the Company. As of September 30, 2024, the Company has not made any payments in relation to the Tax Receivable Agreement or the Tax Receivable Bonus Plans. Refer to Note 15 for further discussion.

6.10% Secured debenture due September 2030

As disclosed in Note 10, “6.10% Secured debenture due September 2030”, on September 23, 2020, pursuant to the implementation of the Amended Arrangement, a subsidiary of Canopy Growth advanced gross proceeds of $50,000 (less transaction costs of approximately $4,025) to Universal Hemp, an affiliate of the Company, pursuant to the terms of a secured debenture. In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. Acreage then engaged an investment advisor (the “Investment Advisor”) which, under the Investment Advisor’s sole discretion, invested on behalf of Universal Hemp, $34,019 of the proceeds on September 28, 2020. During the three and nine months ended September 30, 2024 and 2023, the Company incurred interest expense attributable to the 6.10% Secured debenture due September 2030 of $763 and $2,288, respectively.

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

On June 3, 2024, the Company, HSCP, as borrower, 11065220 Canada Inc., a wholly-owned subsidiary of Canopy Growth, VRT Agent and the loan parties thereto from time to time, entered into an Amended and Restated Credit Agreement. Interest under the loan was a variable rate of U.S. prime (“Prime”) plus 5.75% per annum, payable monthly in arrears, with a Prime floor of 5.50%, and a maturity date of January 1, 2026. Interest under the Amended and Restated Credit Agreement was payable in cash or in kind, at the Company’s election, through November 30, 2024. The loan was secured by pledged equity interests and substantially all of the assets of the Company. During the nine months ended September 30, 2024, the Company incurred interest expense attributable to Viridescent of $2,560 related to the Prime rate credit facilities due January 2026 and $488 of interest expense related to the Amended and Restated Credit Agreement.

On September 13, 2024, this loan was superseded by the Second Amended and Restated Credit Agreement, discussed above in Note 10. As a result of the Second Amended and Restated Credit Agreement, Mr. Murphy no longer has any interest in the credit facility.

Canopy Put Option

ACREAGE HOLDINGS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
In connection with the private placement, investors also entered into a Put Agreement with Canopy USA, pursuant to which such investor will have the right to require Canopy USA to purchase the Convertible Notes and the Warrants subscribed for by it under the offering if: (i) the Fixed Share Acquisition is not completed before the Maturity Date; under this scenario, investors are assumed to exercise the Put right requiring Canopy USA to purchase the Convertible Notes and Warrants, and in this case, Acreage would be obligated to pay the aggregate principal amount back to Canopy of $12,000, (ii) if the Fixed Share Acquisition is terminated at any time prior to the Maturity Date, or (iii) if the Company is subject to an insolvency event. Refer to Note 10 for further discussion.
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

Basic and diluted loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to common shareholders of the Company	$(19,508)	$(7,625)	$(68,511)	$(38,371)
Weighted average shares outstanding - basic	119,965	114,171	117,422	113,181
Effect of dilutive securities	—	—	—	—
Weighted average shares - diluted	119,965	114,171	117,422	113,181
Net loss per share attributable to common shareholders of the Company - basic	$(0.16)	$(0.07)	$(0.58)	$(0.34)
Net loss per share attributable to common shareholders of the Company - diluted	$(0.16)	$(0.07)	$(0.58)	$(0.34)
During the nine months ended September 30, 2024, 5,817 Fixed warrants, 2,524 Floating warrants, 1,002 Fixed Share RSUs, 5 Floating Share RSUs, 4,543 Fixed Share stock options, 2,097 Floating Share stock options and 22,679 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive. During the nine months ended September 30, 2023, 5,817 Fixed warrants, 2,524 Floating warrants, 6,167 Fixed Share RSUs, 6,237 Floating Share RSUs, 5,462 Fixed Share stock options, 2,101 Floating Share stock options and 22,698 NCI convertible units were excluded from the calculation of net loss per share attributable to common shareholders of the Company - diluted, as they were anti-dilutive.
19.    SUBSEQUENT EVENTS
Amendment to Secured Debenture
On October 9, 2024, Universal Hemp, LLC (the "Borrower"), Universal Hemp II, LLC and Universal Hemp Canada ULC (the "Guarantors"), and Canopy USA, LLC ("CUSA") entered into a First Amending Agreement to the Secured Debenture originally executed on September 23, 2020. Under the terms of the Amendment, the interest on the obligations under the Debenture will accrue and be paid in kind ("PIK Interest"), with the Borrower retaining the option to pay any portion of such interest in cash.

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

This MD&A should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and for the three and nine month period ended September 30, 2024 and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”) and the 2023 Form 10-K. Financial information presented in this MD&A is presented in thousands of U.S. dollars, unless otherwise indicated.
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

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview—This section provides a general description of the Company’s businesses, its strategic objectives, as well as developments that occurred during the three and nine months ended September 30, 2024 and 2023 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2024 and 2023. This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three and nine months ended September 30, 2024 and 2023, as well as a discussion on the Company’s outstanding debt and commitments that existed as of September 30, 2024. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund the Company’s future commitments and obligations, as well as a discussion of other financing arrangements.

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

As of September 30, 2024, Acreage owned and operated a total of 21 dispensaries - five in Ohio, four in Maine, three in New York, two in New Jersey, three in Connecticut, two in Massachusetts, and two in Illinois. As of September 30, 2024, Acreage owned and operated a total of seven cultivation and processing facilities, one each in Illinois, Maine, Massachusetts, New Jersey, New York, Ohio and Pennsylvania.
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

Highlights from the three and nine months ended September 30, 2024:
•Adjusted EBITDA for the three and nine months ended September 30, 2024 was $0.6 million and $4.5 million, respectively, compared to adjusted EBITDA of $6.6 million and $24.0 million, respectively, during the same period in

2023. This marks fourteen consecutive quarters of positive adjusted EBITDA, further validating management's refocused strategic plan. Refer to section “Non-GAAP Information” for a discussion of Adjusted EBITDA as a non-GAAP measure.
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
•On September 13, 2024, the Company entered into a second amended and restated credit agreement with a third party lender (the “New Lender”) and 11065220 Canada Inc. (the “Canopy Lender”) (the “Second Amended and Restated Credit Agreement”). This agreement supersedes the Amended and Restated Credit Agreement. The New Lender advanced $65,000 with an original issue discount of 10%, being $6,500. Approximately $48,000 of the amount advanced by the New Lender was used to repay amounts owing by Acreage pursuant to the Amended and Restated Credit Agreement to the non-Canopy lender (the “Prior Lender”). As a result, the Prior Lender has been repaid in full. The net proceeds of the loan to Acreage totaled approximately $8,000 after closing costs and expenses. Under the Second Amended and Restated Credit Agreement, the loans bear interest at a rate of 13.5%, with the interest in favor of the New Lender payable in cash and interest in favor of 11065220 Canada Inc. payable in cash or in kind at Acreage's option and will initially be payable in kind.
•Launched non-medical sales across Ohio at the Botanist locations in Akron, Canton, Cleveland, Wickliffe, and Columbus. Non-medical sales represented 38% of Q3 2024 Ohio revenue, and the Company expects to double its 2023 revenue of $50 million in the state throughout 2025.
•Secured approval from the New Jersey Cannabis Regulatory Commission for the relocation of the Company’s Atlantic City dispensary to Collingswood, New Jersey, marking the borough's first cannabis dispensary. The Botanist Collingswood is expected to open for medical and adult-use sales in Q4 2024, subject to final regulatory approval.

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
Results of Operations
The following table presents selected financial data derived from the unaudited condensed consolidated financial statements of the Company for the three and nine months ended September 30, 2024 and 2023. The selected financial information set out below may not be indicative of the Company’s future performance.

Summary Results of Operations

			Better/(Worse)				Better/(Worse)
in thousands, except per share amounts	Three Months Ended September 30,		2024 vs. 2023		Nine Months Ended September 30,		2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Revenues, net	$39,624	$56,502	$(16,878)	(30)%	$123,923	$170,580	$(46,657)	(27)%
Net operating loss	(8,664)	(2,501)	(6,163)	(246)	(37,463)	(6,411)	(31,052)	(484)
Net loss attributable to Acreage	(19,508)	(7,625)	(11,883)	(156)	(68,511)	(38,371)	(30,140)	(79)
Basic and diluted loss per share attributable to Acreage	$(0.16)	$(0.07)	$(0.09)	(129)%	$(0.58)	$(0.34)	$(0.24)	(71)%
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

			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2024 vs. 2023		Nine Months Ended September 30,		2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Retail revenue, net	$27,435	$43,857	$(16,422)	(37)%	$85,620	$130,651	$(45,031)	(34)%
Wholesale revenue, net	12,188	12,645	(457)	(4)	38,302	39,845	(1,543)	(4)
Other revenue, net	1	—	1	n/m	1	84	(83)	(99)
Total revenues, net	$39,624	$56,502	$(16,878)	(30)%	$123,923	$170,580	$(46,657)	(27)%
Cost of goods sold, retail	(14,995)	(23,247)	8,252	35	(47,538)	(67,145)	19,607	29
Cost of goods sold, wholesale	(10,715)	(11,981)	1,266	11	(47,046)	(34,454)	(12,592)	(37)
Total cost of goods sold	$(25,710)	$(35,228)	$9,518	27%	$(94,584)	$(101,599)	$7,015	7%
Gross profit	$13,914	$21,274	$(7,360)	(35)%	$29,339	$68,981	$(39,642)	(57)%
Gross margin	35%	38%		(3)%	24%	40%		(16)%
Three months ended September 30, 2024 vs. 2023
Total revenues for the three months ended September 30, 2024 declined by $16,878, or 30%, compared to the three months ended September 30, 2023. The decline in total revenue was primarily driven by liquidity constraints during the three months ended September 30, 2024 that limited the Company’s ability to purchase inventory from third parties.
Retail revenue for the three months ended September 30, 2024 decreased by $16,422, or 37%, compared to the three months ended September 30, 2023. This decline was primarily driven by liquidity constraints during the three months ended September 30, 2024 that limited the Company’s ability to purchase inventory from third parties.
Wholesale revenue for the three months ended September 30, 2024 decreased by $457, or 4%, compared to the three months ended September 30, 2023. The decline in wholesale revenue was primarily due to price compression and decreased wholesale demand in key markets, particularly in those markets where integrated operators put a greater focus on the sales of their own internally produced products.
Retail cost of goods sold decreased $8,252, or 35%, for the three months ended September 30, 2024 compared to 2023. This decrease was roughly in line with the reduction in Retail revenue, net; however, Retail cost of goods sold was negatively impacted by the Company’s reduced purchasing power as a result of the liquidity constraints described above.
Wholesale cost of goods sold decreased $1,266, or 11%, for the three months ended September 30, 2024 compared to 2023. Wholesale cost of goods sold decreased due to a change in accounting estimate for the costing of inventory during the first quarter of 2024. As a result of this change, the Company no longer uses historical average cost but instead uses three-month rolling average cost to better align with evolving market dynamics, improve the accuracy of inventory valuation, and enhance financial reporting transparency.
Gross profit decreased $7,360, or 35%, for the three months ended September 30, 2024 to $13,914 from $21,274 in 2023, and Gross margin decreased from 38% of revenue for the three months ended September 30, 2023 to 35% of revenue in 2024, or (3)%, primarily due to the change in accounting estimates for wholesale product costing, as discussed above.
Nine months ended September 30, 2024 vs. 2023
Total revenues for the nine months ended September 30, 2024 declined by $46,657, or 27%, compared to the nine months ended September 30, 2023. The decline in total revenue was primarily due to continued competitive pressure across most of the Company’s markets.
Retail revenue for the nine months ended September 30, 2024 decreased by $45,031, or 34%, compared to the nine months ended September 30, 2023. This decline was primarily driven by liquidity constraints that limited the Company’s access to inventory, increased retail competition, and pricing pressures in key markets.
Wholesale revenue for the nine months ended September 30, 2024 decreased by $1,543, or 4%, compared to the nine months ended September 30, 2023. The decline in wholesale revenue was primarily due to price compression and decreased wholesale demand in key markets, particularly in those markets where integrated operators put a greater focus on the sales of their own internally produced products.
Retail cost of goods sold decreased $19,607, or 29%, for the nine months ended September 30, 2024 compared to 2023. This decrease was driven by lower volumes and cost efficiencies.
Wholesale cost of goods sold increased $12,592, or 37%, for the nine months ended September 30, 2024 compared to 2023. The growth in wholesale cost of goods sold contrasted with a 4% decrease in wholesale revenue. Wholesale cost of goods sold increased due to i) a change in accounting estimate for the costing of inventory which resulted in a $13,828 charge to Cost of goods sold, wholesale (refer to Note 2 for further discussion) and ii) inflation driven cost increases and product mix shifts, which were greater than the cost reductions associated with lower volumes.
Gross profit decreased $39,642 for the nine months ended September 30, 2024 to $29,339 from $68,981 in 2023, and Gross margin decreased from 40% of revenue for the nine months ended September 30, 2023 to 24% of revenue in 2024, or 16%, due to the factors discussed above. Efficiencies gained from further economies of scale were unable to offset overall selling price declines, and cost increases due to inflation.

Total operating expenses
Total operating expenses consist primarily of recurring general and administrative expenses, compensation expenses, professional fees, which includes, but is not limited to, legal and accounting services, and one-time expenses such as loss on disposal of construction in process.

Operating expenses			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2024 vs. 2023		Nine Months Ended September 30,		2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
General and administrative	$7,516	$8,036	$520	6%	$22,814	$25,621	$2,807	11%
Compensation expense	11,746	13,524	1,778	13	35,614	38,930	3,316	9
Equity-based compensation expense	(212)	745	957	n/m	1,939	2,423	484	20
Marketing	603	542	(61)	(11)	1,721	1,942	221	11
Loss on disposals of construction in process	2,072	—	(2,072)	n/m	2,072	—	(2,072)	n/m
Write down of assets held-for-sale	—	—	—	n/m	—	3,557	3,557	n/m
Depreciation and amortization	853	928	75	8	2,642	2,919	277	9
Total operating expenses	$22,578	$23,775	$1,197	5%	$66,802	$75,392	$8,590	11%
n/m - Not Meaningful
Three months ended September 30, 2024 vs. 2023
Total operating expenses for the three months ended September 30, 2024 were $22,578, a decrease of $1,197, or 5%, compared with 2023. The primary drivers of the decrease in operating expenses were as follows:
•General and administrative expenses decreased $520 during the three months ended September 30, 2024 compared with 2023, primarily due to decreases related to deal related professional fees.
•Compensation expense decreased $1,778 during the three months ended September 30, 2024 as compared with 2023, primarily due to staffing reductions.
•Equity-based compensation expense decrease $957 during the three months ended September 30, 2024 as compared with 2023, primarily due to changes made to the Company’s long-term incentive compensation plans.
•Loss on disposals of capital assets expenses increased by $2,072 during the three months ended September 30, 2024 compared with 2023, primarily due to increase in capital asset disposals related to construction activities for the Prime Wellness of Pennsylvania expansion project.
Nine months ended September 30, 2024 vs. 2023
Total operating expenses for the nine months ended September 30, 2024 were $66,802, a decrease of $8,590, or 11%, compared with 2023. The primary drivers of the increase in operating expenses were as follows:
•General and administrative expenses decreased $2,807 during the nine months ended September 30, 2024 compared with 2023, primarily due to initiatives put in place by management to reduce operating costs across the Company.
•Compensation expense decreased $3,316 during the nine months ended September 30, 2024 as compared with 2023, primarily due to staffing reductions.
•Equity-based compensation expense decreased $484 during the nine months ended September 30, 2024 as compared with 2023, primarily due to changes made to the Company’s long-term incentive compensation plans.
•Loss on disposals of capital assets expenses increased by $2,072 during the nine months ended September 30, 2024 compared with 2023, primarily due to increase in capital asset disposals related to construction activities for the Prime Wellness of Pennsylvania expansion project.
•Write down of assets held-for-sale of $3,557 during the nine months ended September 30, 2023 related to the Company’s adult-use cannabis cultivation and processing operations in the state of California, which did not recur in the current year.

Total other income (loss)

Other loss			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2024 vs. 2023		Nine Months Ended September 30,		2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Income from investments, net	$—	$248	$(248)	n/m	$—	$228	$(228)	n/m
Interest income from loans receivable	—	—	—	n/m	—	10	(10)	n/m
Interest expense	(8,128)	(9,207)	1,079	12	(25,423)	(26,143)	720	3%
Other income (loss), net	(983)	10,021	(11,004)	n/m	(7,320)	9,823	(17,143)	n/m
Total other income (loss)	$(9,111)	$1,062	$(10,173)	n/m	$(32,743)	$(16,082)	$(16,661)	(104)%

n/m - Not Meaningful
Three months ended September 30, 2024 vs. 2023
Total other income (loss) for the three months ended September 30, 2024 was $9,111, an increase of $10,173 compared with 2023. The primary drivers of the increase in Total other income (loss) were as follows:
•Interest expense for the three months ended September 30, 2024 of $8,128 decreased by $1,079, which was driven by (i) a decrease in interest expense related to the Note backed by ERTC resulting from a reduction in the principal balance and (ii) changes to interest related to the Amended and Restated Credit Agreement and the Second Amended and Restated Credit Agreement, refer to Note 10 for further discussion.
•Other income (loss), net for the three months ended September 30, 2024 of $983 increased by $11,004 as compared with 2023 and was primarily driven by not receiving employee retention tax credits.
Nine months ended September 30, 2024 vs. 2023

Total other income (loss) for the nine months ended September 30, 2024 was $32,743, increased by $16,661 compared with 2023. The primary drivers of the decrease in Total other loss were as follows:
•Interest expense for the nine months ended September 30, 2024 of $25,423 decreased by $720 as a result of the Company having a larger debt balance as compared to 2023.
•Other income (loss) for the nine months ended September 30, 2024 of $7,320 increased by $17,143 as compared with 2023 and was driven by a $6,322 loss related to the extinguishment of the Prime rate credit facilities due September 2027, as amended, and not receiving employee retention tax credits.

Net loss

Net loss			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2024 vs. 2023		Nine Months Ended September 30,		2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Net loss	$(22,240)	$(7,859)	$(14,381)	(183)%	$(79,688)	$(42,256)	$(37,432)	(89)%
Less: net loss attributable to non-controlling interests	(2,732)	(234)	(2,498)	n/m	(11,177)	(3,885)	(7,292)	(188)
Net loss attributable to Acreage Holdings, Inc.	$(19,508)	$(7,625)	$(11,883)	(156)%	$(68,511)	$(38,371)	$(30,140)	(79)%
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
The Company defines Adjusted EBITDA as net income before interest, income taxes and, depreciation and amortization and excluding the following: (i) income from investments, net (the majority of the Company's investment income relates to remeasurement to net asset value of previously-held interests in connection with our roll-up of affiliates, and the Company expects income from investments to be a non-recurring item as its legacy investment holdings diminish), (ii) equity-based compensation expense, (iii) non-cash losses on disposals of construction in process, (iv) transaction costs, (v) non-cash inventory adjustments and (vi) other non-recurring expenses (other expenses and income not expected to recur).

Adjusted EBITDA			Better/(Worse)				Better/(Worse)
in thousands	Three Months Ended September 30,		2024 vs. 2023		Nine Months Ended September 30,		2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
Net loss (U.S. GAAP)	$(22,240)	$(7,859)			$(79,688)	$(42,256)
Income tax expense	4,465	6,420			9,482	19,763
Interest expense, net	8,128	9,207			25,423	26,133
Depreciation and amortization(1)	3,165	2,427			12,675	8,976
EBITDA (non-GAAP)	$(6,482)	$10,195	$(16,677)	(164)%	$(32,108)	$12,616	$(44,724)	(355)%
Adjusting items:
Loss (income) from investments, net	—	(248)			—	(228)
Loss on disposals of construction in process	2,072	—			2,072	—
Non-cash inventory adjustments	2,048	2,103			5,745	8,824
Loss on extraordinary events(2)	—	—			154	1,692
Gain on business divestiture	—	(47)			—	(47)
Write down of assets held-for-sale	—	—			—	3,557
Equity-based compensation expense	(212)	745			1,939	2,423
Other non-recurring expenses(3)	3,196	(6,174)			26,695	(4,835)
Adjusted EBITDA (non-GAAP)	$622	$6,574	$(5,952)	(91)%	$4,497	$24,002	$(19,505)	(81)%
(1) Depreciation and amortization for the three and nine months ended September 30, 2024 and 2023 contains depreciation and amortization included in cost of goods sold.
(2) Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence.
(3) Other non-recurring income and expenses relates to (i) certain compensation, (ii) general and administrative, (iii) other miscellaneous income and expenses, and (iv) a change in accounting estimate for the costing of inventory, which resulted in a $13,828 charge to Cost of goods sold, wholesale for the nine months ended September 30, 2024 (refer to Note 2 for further discussion). The Company excludes these items as they are not expected to recur.

The changes in adjusted EBITDA are driven by the factors discussed above.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN
Liquidity
Sources and uses of cash (all amounts in thousands, except per share amounts)
The Company’s primary uses of capital include operating expenses, income taxes, capital expenditures and the servicing of outstanding debt. The Company’s primary sources of capital include funds generated by cannabis sales as well as financing activities. Through September 30, 2024, the Company had primarily used private financing as a source of liquidity for short-term working capital needs and general corporate purposes.
As of September 30, 2024, the Company had cash of $13,845, including $13,780 of cash and cash equivalents and $65 of restricted cash, respectively, on the Consolidated Statements of Financial Position. The Company’s ability to fund its operations, capital expenditures, acquisitions, and other obligations depends on its future operating performance and ability to obtain financing, which are subject to prevailing economic conditions, as well as financial, business and other factors, some of which are beyond the Company’s control.

The Company’s future contractual obligations include the following:
Leases
As of September 30, 2024, the Company had future operating lease obligations and future finance lease obligations of $25,471 and $14,232, respectively, with $905 and $189 payable within the next three months, respectively. The Company leases land, buildings, equipment and other capital assets which it plans to use for corporate purposes in addition to the production and sale of cannabis products. Leases with an initial term of 12 months or less are not recorded on the Unaudited Condensed Consolidated Statements of Financial Position and are expensed in the Unaudited Condensed Consolidated Statements of Operations on the straight-line basis over the lease term. The Company does not have any material variable lease payments, and accounts for non-lease components separately from leases. Refer to Note 8 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
Debt
As of September 30, 2024, the Company had outstanding debt with varying maturities for an aggregate principal amount of $274,662 (net of $12,170 of unamortized discounts and debt issuance costs), with $2,437 payable within the remaining three months. The Company has related future interest payments of $25,423, with $8,128 payable within the remaining three months. On June 3, 2024, the Company entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) with a new syndicate of lenders, including a wholly owned subsidiary of Canopy Growth Corporation. Refer to Notes 10 and 17 of the Unaudited Condensed Consolidated Financial Statements for further discussion. On June 4, 2024, the Company entered into an agreement that allowed the Company to issue 12,000 units (the “Units”) by way of a brokered private placement (the “Private placement”) at a price of $833.33 per Unit, for gross proceeds of $10,000. Refer to Notes 10 and 17 of the Unaudited Condensed Consolidated Financial Statements for further discussion. On September 13, 2024, the Company entered into a second amended and restated credit agreement with a third party lender (the “New Lender”) and 11065220 Canada Inc. (the “Canopy Lender”) (the “Second Amended and Restated Credit Agreement”). This agreement supersedes the Amended and Restated Credit Agreement. The New Lender advanced $65,000 with an original issue discount of 10%, being $6,500. Approximately $48,000 of the amount advanced by the New Lender was used to repay amounts owing by Acreage pursuant to the Amended and Restated Credit Agreement to the non-Canopy lender (the “Prior Lender”). As a result, the Prior Lender has been repaid in full. The net proceeds of the loan to Acreage totaled approximately $8,000 after closing costs and expenses. Under the Second Amended and Restated Credit Agreement, the loans bear interest at a rate of 13.5%, with the interest in favor of the New Lender payable in cash and interest in favor of 11065220 Canada Inc. payable in cash or in kind at Acreage's option and will initially be payable in kind.

The Company expects that its cash and cash equivalents of $13,780 as of September 30, 2024, and other mitigating factors, will assist the future obligations discussed above as well as the capital needs of the existing operations and expansion plans over the next twelve months. Refer to Note 2 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
Going Concern

As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit as of September 30, 2024, as well as a net loss and negative cash flow from operating activities for the nine months ended September 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these unaudited condensed consolidated financial statements. Continuation as a going concern is dependent upon continued operations of the Company, which is dependent upon the Company’s ability to meet its financial requirements and the success of its future operations. The consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

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

Cash flows
Cash and cash equivalents were $13,845 as of September 30, 2024, which represents a net decrease of $3,770 for the nine months ended September 30, 2024. The following table details the change in cash, cash equivalents, restricted cash and cash related to assets held for sale for the nine months ended September 30, 2024 and 2023.

Cash flows			Better/(Worse)
in thousands	Nine Months Ended September 30,		2024 vs. 2023
	2024	2023	$	%
Net cash used in operating activities	$(17,547)	$(18,729)	$1,182	6%
Net cash used in investing activities	(2,890)	(2,206)	(684)	(31)
Net cash provided by financing activities	16,667	21,661	(4,994)	(23)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(3,770)	$726	$(4,496)	n/m

n/m - Not Meaningful
Net cash used in operating activities
During the nine months ended September 30, 2024, the Company used $17,547 of net cash in operating activities, which represented a change of $1,182, or 6%, when compared with 2023. This change was driven by (i) unrecognized tax benefits of $14,691, (ii) non-cash inventory write-offs and provisions of $13,588, (iii) loss on extinguishment of $6,322, and (iv) primarily offset by an increase to net loss of $37,431.
Net cash used in investing activities
During the nine months ended September 30, 2024, the Company used $2,890 of net cash through investing activities compared to $2,206 of net cash used in investing activities in the same period for 2023, which represented a change of $684, which was primarily driven by less purchases of capital assets of $2,955, offset by collection of notes receivable of $2,150.
Net cash provided by financing activities
During the nine months ended September 30, 2024, the Company provided $16,667 of net cash through financing activities compared to $21,661 of net cash provided by financing activities in the same period for 2023, which represented a change of $4,994. This change was primarily driven by less proceeds from debt refinancing of $18,666, offset by proceeds from private placement of $10,500 and changes in capital distributions - non-controlling interests of $3,968.

Capital Resources
Capital structure and debt
Our debt outstanding as of September 30, 2024 and December 31, 2023 is as follows:

Debt balances	September 30, 2024	December 31, 2023
Financing liability (failed sale-leaseback)	$14,454	$15,253
Finance lease liabilities	5,379	5,943
7.50% Loan due April 2026	34,691	32,438
6.10% Secured debenture due September 2030	47,293	46,955
Note due December 2024	792	2,375
13.5% credit facilities due September 2027, as amended	158,719	132,337
Amended and restated credit agreement	—	—
Convertible notes	11,693	—
Note backed by ERTC	1,641	1,641
Total debt	$274,662	$236,942
Less: current portion of debt	2,437	4,132
Total long-term debt	$272,225	$232,810
Commitments and contingencies
Commitments
The Company provides revolving lines of credit to certain of its portfolio companies. As of September 30, 2024, only one revolving line of credit remained outstanding and the maximum obligation under this arrangement was equal to the balance advanced. Refer to Note 6 of the Unaudited Condensed Consolidated Financial Statements for further discussion.
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

Surety bonds

The Company has indemnification obligations with respect to surety bonds primarily used as security against non-performance in the amount of $5,000 as of September 30, 2024, for which no liabilities are recorded on the Unaudited Condensed Consolidated Statements of Financial Position.
The Company is subject to other capital commitments and similar obligations. As of September 30, 2024, such amounts were not material.
Contingencies
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of those regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company’s applicable subsidiaries ceasing operations. While management of the Company believes that the Company’s subsidiaries are in compliance with applicable local and state regulations as of September 30, 2024, cannabis regulations continue to evolve and are subject to differing interpretations. As a result, the Company’s subsidiaries may be subject to regulatory fines, penalties, or restrictions in the future.
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

During the nine months ended September 30, 2024, the Company implemented a change in accounting estimate for the costing of inventory cultivated, extracted or processed, and manufactured or infused by the Company from historical average cost to three-month rolling average cost to better align with evolving market dynamics, improve the accuracy of inventory valuation, and enhance financial reporting transparency. The Company accounted for this change as a change in accounting estimate and, accordingly, applied it on a prospective basis. This change resulted in a $13,828 charge to Cost of goods sold, wholesale on the Company’s Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (presented in thousands, except share amounts).
The Company has exposure to certain risks, including market, credit, liquidity, asset forfeiture, banking and interest rate risk, and assesses the impact and likelihood of those risks. However, there have been no material changes in our market risk during the three and nine months ended September 30, 2024. For additional information, refer to our 2023 Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, and due to the material weakness in internal controls over financial reporting described below, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective for the period ending September 30, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The review, testing and evaluation of key internal controls over financial reporting completed by the Company resulted in the Company’s Principal Executive Officer and Principal Financial Officer concluding that a material weakness in the Company’s internal controls over financial reporting remained present as of September 30, 2024. Specifically, as a result of turnover and the availability of resources with the appropriate level of technical capabilities (including the impacts on staffing and recruiting and the general global labor shortage brought about by the global COVID-19 pandemic), the Company did not have effective staffing levels and adequate segregation of duties within several finance and accounting processes, including the ability to adequately assess the impairment of goodwill and intangible assets.

In connection with the remediation of this material weakness, the Company has implemented additional controls to address the inventory cutoff deficiency mentioned above. Specifically, the Company has designed and implemented manual and automated controls over accruals, along with improved post-close review procedures. Additionally, the Company has introduced a quarterly cut-off control testing procedure to ensure that the timing of goods receipt aligns with invoicing. Through formal testing, management has concluded that the controls over inventory cutoff are now operating effectively.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c)
During the third quarter of 2024, none of our directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Description of Document	Schedule Form	File Number	Exhibit/Form	Filing Date	Filed or Furnished Herewith
10.1	Second Amended and Restated Credit Agreement by and among High Street Capital Partners, LLC, as Borrower, Acreage Holdings, Inc, as Parent, the other loan parties that are parties hereto, the lenders that are party hereto, as lenders and Acquiom Agency Services LLC, as Agent dated as of September 13, 2024*	8-K	000-56021	4.1	9/13/2024
31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Extensible Business Reporting Language):): (i) Consolidated Statements of Financial Position as of September 30, 2024 (unaudited) and December 31, 2023 (audited), (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and September 30, 2023, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and September 30, 2023, (iv) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2024 and September 30, 2023, (v) Notes to Unaudited Condensed Consolidated Financial Statements and (vi) the information included in Part II, Item 5(c).
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
Date: November 14, 2024

Acreage Holdings, Inc.

By:	/s/ Philip Himmelstein
Philip Himmelstein
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)